Form 10-Q
period 2021-03-31
CHEVRON CORP
filed 2021-05-06
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

There were 1,928,052,179 shares of the Company’s common stock outstanding on March 31, 2021.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three Months Ended March 31, 2021 and 2020	3
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2021 and 2020	4
	Consolidated Balance Sheet at March 31, 2021, and December 31, 2020	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2021 and 2020	6
	Consolidated Statement of Equity for the Three Months Ended March 31, 2021 and 2020	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
Signature		40

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This quarterly report on Form 10-Q of Chevron Corporation contains forward-looking statements relating to Chevron’s operations that are based on management's current expectations, estimates and projections about the petroleum, chemicals and other energy-related industries. Words or phrases such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “advances,” “commits,” “forecasts,” “projects,” “believes,” “approaches,” “seeks,” “schedules,” “estimates,” “positions,” “pursues,” “may,” “could,” “should,” “will,” “budgets,” “outlook,” “trends,” “guidance,” “focus,” “on track,” “goals,” “objectives,” “strategies,” “opportunities,” “poised,” “potential” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond the company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for our products, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries (OPEC) and other producing countries; public health crises, such as pandemics (including coronavirus (COVID-19)) and epidemics, and any related government policies and actions; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic and political conditions; changing refining, marketing and chemicals margins; the company’s ability to realize anticipated cost savings, expenditure reductions and efficiencies associated with enterprise transformation initiatives; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates, particularly during extended periods of low prices for crude oil and natural gas during the COVID-19 pandemic; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from pending or future litigation; the company’s ability to achieve the anticipated benefits from the acquisition of Noble Energy, Inc.; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, industry-specific taxes, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; material reductions in corporate liquidity and access to debt markets; the receipt of required Board authorizations to pay future dividends; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 18 through 23 of the company’s 2020 Annual Report on Form 10-K and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended March 31
	2021	2020
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$31,076	$29,705
Income (loss) from equity affiliates	911	965
Other income (loss)	42	831
Total Revenues and Other Income	32,029	31,501
Costs and Other Deductions
Purchased crude oil and products	17,568	15,509
Operating expenses	4,967	5,291
Selling, general and administrative expenses	990	683
Exploration expenses	86	158
Depreciation, depletion and amortization	4,286	4,288
Taxes other than on income	1,420	1,167
Interest and debt expense	198	162
Other components of net periodic benefit costs	337	98
Total Costs and Other Deductions	29,852	27,356
Income (Loss) Before Income Tax Expense	2,177	4,145
Income Tax Expense (Benefit)	779	564
Net Income (Loss)	1,398	3,581
Less: Net income (loss) attributable to noncontrolling interests	21	(18)
Net Income (Loss) Attributable to Chevron Corporation	$1,377	$3,599
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$0.72	$1.93
- Diluted	$0.72	$1.93
Weighted Average Number of Shares Outstanding (000s)
- Basic	1,912,925	1,862,273
- Diluted	1,915,889	1,865,649

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
Net Income (Loss)	$1,398	$3,581
Currency translation adjustment	(19)	(19)
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	(3)	(3)
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	435	166
Actuarial gain (loss) arising during period	907	—
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(4)	(3)
Prior service (costs) credits arising during period	—	—
Defined benefit plans sponsored by equity affiliates - benefit (cost)	11	2
Income (taxes) benefit on defined benefit plans	(301)	(37)
Total	1,048	128
Other Comprehensive Gain (Loss), Net of Tax	1,026	106
Comprehensive Income (Loss)	2,424	3,687
Comprehensive loss (income) attributable to noncontrolling interests	(21)	18
Comprehensive Income (Loss) Attributable to Chevron Corporation	$2,403	$3,705

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At March 31, 2021	At December 31, 2020
	(Millions of dollars)
Assets
Cash and cash equivalents	$7,076	$5,596
Marketable securities	32	31
Accounts and notes receivable (less allowance: 2021 - $297; 2020 - $284)	14,118	11,471
Inventories:
Crude oil and petroleum products	3,535	3,576
Chemicals	448	457
Materials, supplies and other	1,637	1,643
Total inventories	5,620	5,676
Prepaid expenses and other current assets	3,587	3,304
Total Current Assets	30,433	26,078
Long-term receivables (less allowance: 2021 - $404; 2020 - $387)	571	589
Investments and advances	39,591	39,052
Properties, plant and equipment, at cost	346,228	345,232
Less: Accumulated depreciation, depletion and amortization	192,225	188,614
Properties, plant and equipment, net	154,003	156,618
Deferred charges and other assets	11,530	11,950
Goodwill	4,402	4,402
Assets held for sale	1,115	1,101
Total Assets	$241,645	$239,790
Liabilities and Equity
Short-term debt	$4,841	$1,548
Accounts payable	12,858	10,950
Accrued liabilities	7,557	7,812
Federal and other taxes on income	1,315	921
Other taxes payable	909	952
Total Current Liabilities	27,480	22,183
Long-term debt	40,599	42,767
Deferred credits and other noncurrent obligations	20,139	20,328
Noncurrent deferred income taxes	12,474	12,569
Noncurrent employee benefit plans	8,020	9,217
Total Liabilities*	$108,712	$107,064
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at March 31, 2021 and December 31, 2020)	1,832	1,832
Capital in excess of par value	16,866	16,829
Retained earnings	159,285	160,377
Accumulated other comprehensive losses	(4,586)	(5,612)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (514,624,401 and 517,490,263 shares at March 31, 2021 and December 31, 2020, respectively)	(41,269)	(41,498)
Total Chevron Corporation Stockholders’ Equity	131,888	131,688
Noncontrolling interests (redeemable noncontrolling interest of $123 and $120 at March 31, 2021 and December 31, 2020, respectively)	1,045	1,038
Total Equity	132,933	132,726
Total Liabilities and Equity	$241,645	$239,790
___________________________
* Refer to Note 12, “Other Contingencies and Commitments” beginning on page 17.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$1,398	$3,581
Adjustments
Depreciation, depletion and amortization	4,286	4,288
Dry hole expense	4	50
Distributions more (less) than income from equity affiliates	(491)	(639)
Net before-tax losses (gains) on asset retirements and sales	(56)	(226)
Net foreign currency effects	111	(403)
Deferred income tax provision	(254)	58
Net decrease (increase) in operating working capital	(902)	(1,096)
Decrease (increase) in long-term receivables	15	239
Net decrease (increase) in other deferred charges	(31)	(43)
Cash contributions to employee pension plans	(331)	(213)
Other	447	(874)
Net Cash Provided by Operating Activities	4,196	4,722
Investing Activities
Capital expenditures	(1,746)	(3,133)
Proceeds and deposits related to asset sales and returns of investment	158	374
Net sales (purchases) of marketable securities	—	—
Net repayment (borrowing) of loans by equity affiliates	25	(399)
Net Cash Used for Investing Activities	(1,563)	(3,158)
Financing Activities
Net borrowings (repayments) of short-term obligations	1,237	8,167
Proceeds from issuances of long-term debt	—	—
Repayments of long-term debt and other financing obligations	(78)	(2,809)
Cash dividends - common stock	(2,468)	(2,402)
Distributions to noncontrolling interests	(11)	(5)
Net sales (purchases) of treasury shares	267	(1,573)
Net Cash Provided by (Used for) Financing Activities	(1,053)	1,378
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(53)	(163)
Net Change in Cash, Cash Equivalents and Restricted Cash	1,527	2,779
Cash, Cash Equivalents and Restricted Cash at January 1	6,737	6,911
Cash, Cash Equivalents and Restricted Cash at March 31	$8,264	$9,690

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders’	Controlling	Total
Three Months Ended March 31	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at December 31, 2019	$18,857	$174,945	$(4,990)	$(44,599)	$144,213	$995	$145,208
Treasury stock transactions	10	—	—	—	10	—	10
Net income (loss)	—	3,599	—	—	3,599	(18)	3,581
Cash dividends	—	(2,402)	—	—	(2,402)	(5)	(2,407)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	106	—	106	—	106
Purchases of treasury shares	—	—	—	(1,751)	(1,751)	—	(1,751)
Issuances of treasury shares	—	—	—	184	184	—	184
Other changes, net	—	(28)	—	—	(28)	12	(16)
Balance at March 31, 2020	$18,867	$176,113	$(4,884)	$(46,166)	$143,930	$984	$144,914

Balance at December 31, 2020	$18,421	$160,377	$(5,612)	$(41,498)	$131,688	$1,038	$132,726
Treasury stock transactions	37	—	—	—	37	—	37
Net income (loss)	—	1,377	—	—	1,377	21	1,398
Cash dividends	—	(2,468)	—	—	(2,468)	(11)	(2,479)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	1,026	—	1,026	—	1,026
Purchases of treasury shares	—	—	—	(6)	(6)	—	(6)
Issuances of treasury shares	—	—	—	235	235	—	235
Other changes, net	—	—	—	—	—	(3)	(3)
Balance at March 31, 2021	$18,458	$159,285	$(4,586)	$(41,269)	$131,888	$1,045	$132,933

(Number of Shares)	Common Stock - 2021				Common Stock - 2020
Three Months Ended March 31	Issued(2)	Treasury	Outstanding		Issued(2)	Treasury	Outstanding
Balance at December 31	2,442,676,580	(517,490,263)	1,925,186,317		2,442,676,580	(560,508,479)	1,882,168,101
Purchases	—	(67,003)	(67,003)		—	(17,501,102)	(17,501,102)
Issuances	—	2,932,865	2,932,865		—	2,311,651	2,311,651
Balance at March 31	2,442,676,580	(514,624,401)	1,928,052,179		2,442,676,580	(575,697,930)	1,866,978,650
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General
Basis of Presentation The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three-month period ended March 31, 2021, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2020 Annual Report on Form 10-K.
Impact of the Coronavirus Disease 2019 (COVID-19) Pandemic The outbreak of COVID-19 and decreases in commodity prices resulting from oversupply, government-imposed travel restrictions and other constraints on economic activity caused a significant decline in the demand for our products and created disruptions and volatility in the global marketplace beginning late in the first quarter 2020, which negatively affected our results of operations and cash flows throughout 2020. While demand and commodity prices have shown signs of recovery, demand is not back to pre-pandemic levels, and financial results could continue to be challenged in future quarters. There continues to be uncertainty and unpredictability around the extent to which the COVID-19 pandemic will impact our results, which could be material.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 2. Information Relating to the Consolidated Statement of Cash Flows

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
Distributions more (less) than income from equity affiliates includes the following:
Distributions from equity affiliates	$420	$326
(Income) loss from equity affiliates	(911)	(965)
Distributions more (less) than income from equity affiliates	$(491)	$(639)
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$(2,827)	$2,986
Decrease (increase) in inventories	51	(733)
Decrease (increase) in prepaid expenses and other current assets	(102)	120
Increase (decrease) in accounts payable and accrued liabilities	1,599	(3,268)
Increase (decrease) in income and other taxes payable	377	(201)
Net decrease (increase) in operating working capital	$(902)	$(1,096)
Net cash provided by operating activities includes the following cash payments:
Interest on debt (net of capitalized interest)	$70	$106
Income taxes	629	981
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$147	$363
Returns of investment from equity affiliates	11	11
Proceeds and deposits related to asset sales and returns of investment	$158	$374
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$(1)	$—
Marketable securities sold	1	—
Net sales (purchases) of marketable securities	$—	$—
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$—	$(425)
Repayment of loans by equity affiliates	25	26
Net repayment (borrowing) of loans by equity affiliates	$25	$(399)
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term obligations	$2,872	$4,952
Repayments of short-term obligations	(1,792)	(1,010)
Net borrowings (repayments) of short-term obligations with three months or less maturity	157	4,225
Net borrowings (repayments) of short-term obligations	$1,237	$8,167
Net sales (purchases) of treasury shares consists of the following gross and net amounts:
Shares issued for share-based compensation plans	$273	$178
Shares purchased under share repurchase and deferred compensation plans	(6)	(1,751)
Net sales (purchases) of treasury shares	$267	$(1,573)
The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash.
The “Other” line in the Operating Activities section includes changes in postretirement benefits obligations and other long-term liabilities.
The company paid dividends of $1.29 per share of common stock in first quarter 2021 and 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The major components of “Capital expenditures” and the reconciliation of this amount to the reported capital and exploratory expenditures, including equity affiliates, are presented in the following table:

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
Additions to properties, plant and equipment	$1,631	$3,071
Additions to investments	109	13
Current-year dry hole expenditures	4	49
Payments for other assets and liabilities, net	2	—
Capital expenditures	1,746	3,133
Expensed exploration expenditures	82	108
Assets acquired through finance lease obligations and other financing obligations	—	—
Payments for other assets and liabilities, net	(2)	—
Capital and exploratory expenditures, excluding equity affiliates	1,826	3,241
Company’s share of expenditures by equity affiliates	678	1,183
Capital and exploratory expenditures, including equity affiliates	$2,504	$4,424
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At March 31		At December 31
	2021	2020	2020	2019
	(Millions of dollars)
Cash and Cash Equivalents	$7,076	$8,492	$5,596	$5,686
Restricted cash included in “Prepaid expenses and other current assets”	412	434	365	452
Restricted cash included in “Deferred charges and other assets”	776	764	776	773
Total Cash, Cash Equivalents and Restricted Cash	$8,264	$9,690	$6,737	$6,911
Additional information related to “Restricted Cash” is included on page 19 in Note 13 under the heading “Restricted Cash.”
Note 3. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
Sales and other operating revenues	$3,431	$3,296
Costs and other deductions	1,856	1,957
Net income attributable to TCO	$1,012	$938
Note 4. Summarized Financial Data — Chevron Phillips Chemical Company LLC
Chevron has a 50 percent equity ownership interest in Chevron Phillips Chemical Company LLC (CPChem). Summarized financial information for 100 percent of CPChem is presented in the table.

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
Sales and other operating revenues	$2,748	$2,195
Costs and other deductions	2,553	1,812
Net income attributable to CPChem	$304	$337

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
Sales and other operating revenues	$23,479	$22,039
Costs and other deductions	23,322	21,281
Net income (loss) attributable to CUSA	$257	$860

	At March 31, 2021	At December 31, 2020
	(Millions of dollars)
Current assets	$17,492	$10,555
Other assets	47,554	48,054
Current liabilities	18,961	12,403
Other liabilities	21,538	14,102
Total CUSA net equity	$24,547	$32,104
Memo: Total debt	$14,831	$7,133
Note 6. Operating Segments and Geographic Data
Although each subsidiary of Chevron is responsible for its own affairs, Chevron Corporation manages its investments in these subsidiaries and their affiliates. The investments are grouped into two business segments, Upstream and Downstream, representing the company’s “reportable segments” and “operating segments.” Upstream operations consist primarily of exploring for, developing and producing crude oil and natural gas; liquefaction, transportation and regasification associated with liquefied natural gas (LNG); transporting crude oil by major international oil export pipelines; processing, transporting, storage and marketing of natural gas; and a gas-to-liquids plant. Downstream operations consist primarily of the refining of crude oil into petroleum products; marketing of crude oil and refined products; transporting of crude oil and refined products by pipeline, marine vessel, motor equipment and rail car; and manufacturing and marketing of commodity petrochemicals, plastics for industrial uses, and fuel and lubricant additives. “All Other” activities of the company include worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three-month periods ended March 31, 2021 and 2020, are presented in the following table:

	Three Months Ended March 31
	2021	2020
Segment Earnings	(Millions of dollars)
Upstream
United States	$941	$241
International	1,409	2,679
Total Upstream	2,350	2,920
Downstream
United States	(130)	450
International	135	653
Total Downstream	5	1,103
Total Segment Earnings	2,355	4,023
All Other
Interest expense	(184)	(154)
Interest income	8	23
Other	(802)	(293)
Net Income Attributable to Chevron Corporation	$1,377	$3,599
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. Segment assets at March 31, 2021, and December 31, 2020, are as follows:

	At March 31, 2021	At December 31, 2020
Segment Assets	(Millions of dollars)
Upstream
United States	$42,093	$42,431
International	143,420	144,476
Goodwill	4,402	4,402
Total Upstream	189,915	191,309
Downstream
United States	24,464	23,490
International	17,018	16,096
Total Downstream	41,482	39,586
Total Segment Assets	231,397	230,895
All Other
United States	3,717	4,017
International	6,531	4,878
Total All Other	10,248	8,895
Total Assets — United States	70,274	69,938
Total Assets — International	166,969	165,450
Goodwill	4,402	4,402
Total Assets	$241,645	$239,790

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three-month periods ended March 31, 2021 and 2020, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended March 31
	2021	2020
Sales and Other Operating Revenues	(Millions of dollars)
Upstream
United States	$5,791	$4,466
International	8,790	9,013
Subtotal	14,581	13,479
Intersegment Elimination — United States	(2,855)	(2,812)
Intersegment Elimination — International	(2,375)	(2,541)
Total Upstream	9,351	8,126
Downstream
United States	10,854	11,186
International	11,582	12,173
Subtotal	22,436	23,359
Intersegment Elimination — United States	(466)	(1,260)
Intersegment Elimination — International	(269)	(585)
Total Downstream	21,701	21,514
All Other
United States	24	210
International	—	2
Subtotal	24	212
Intersegment Elimination — United States	—	(145)
Intersegment Elimination — International	—	(2)
Total All Other	24	65
Sales and Other Operating Revenues
United States	16,669	15,862
International	20,372	21,188
Subtotal	37,041	37,050
Intersegment Elimination — United States	(3,321)	(4,217)
Intersegment Elimination — International	(2,644)	(3,128)
Total Sales and Other Operating Revenues	$31,076	$29,705
Note 7. Employee Benefits
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The components of net periodic benefit costs for 2021 and 2020 are as follows:

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
Pension Benefits
United States
Service cost	$117	$124
Interest cost	55	88
Expected return on plan assets	(149)	(162)
Amortization of prior service costs (credits)	1	1
Amortization of actuarial losses (gains)	104	96
Settlement losses	317	60
Total United States	445	207
International
Service cost	34	32
Interest cost	33	43
Expected return on plan assets	(46)	(52)
Amortization of prior service costs (credits)	2	2
Amortization of actuarial losses (gains)	10	10
Settlement losses	—	—
Total International	33	35
Net Periodic Pension Benefit Costs	$478	$242
Other Benefits*
Service cost	$11	$9
Interest cost	13	18
Amortization of prior service costs (credits)	(7)	(6)
Amortization of actuarial losses (gains)	4	—
Net Periodic Other Benefit Costs	$21	$21
___________________________________
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through March 31, 2021, a total of $331 million was contributed to employee pension plans (including $291 million to the U.S. plans). Total contributions for the full year are currently estimated to be $1.25 billion ($1.05 billion for the U.S. plans and $200 million for the international plans). Contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first three months of 2021, the company contributed $46 million to its OPEB plans. The company anticipates contributing approximately $107 million during the remainder of 2021.
Note 8. Assets Held For Sale
At March 31, 2021, the company classified $1.12 billion of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2020 and the first three months of 2021 were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 9. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the three months ended March 31, 2021 and 2020 are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)
(Millions of dollars)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Defined Benefit Plans	Total
Balance at December 31, 2019	$(142)	$(8)	$(4,840)	$(4,990)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(19)	(3)	2	(20)
Reclassifications	—	—	126	126
Net Other Comprehensive Income (Loss)	(19)	(3)	128	106
Balance at March 31, 2020	$(161)	$(11)	$(4,712)	$(4,884)

Balance at December 31, 2020	$(107)	$(10)	$(5,495)	$(5,612)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(19)	(3)	715	693
Reclassifications(2)	—	—	333	333
Net Other Comprehensive Income (Loss)	(19)	(3)	1,048	1,026
Balance at March 31, 2021	$(126)	$(13)	$(4,447)	$(4,586)
______ ___________________________________________________________________________________

(1)All amounts are net of tax.
(2)Refer to Note 7, Employee Benefits for reclassified components, including amortization of actuarial gains or losses, amortization of prior service costs and settlement losses, totaling $431 million that are included in employee benefit costs for the three months ended March 31, 2021. Related income taxes for the same period, totaling $98 million, are reflected in “Income Tax Expense” on the Consolidated Statement of Income. All other reclassified amounts were insignificant.
Note 10. Income Taxes
The income tax expense increased between quarterly periods from $564 million in 2020 to $779 million in 2021. The company's income before income tax expense decreased $1.97 billion from $4.15 billion in 2020 to $2.18 billion in 2021, primarily due to lower downstream margins, higher employee costs, unfavorable foreign exchange effects, absence of a 2020 gain on the sale of Philippines assets and lower sales volumes, partially offset by higher prices. The company’s effective tax rate changed between quarterly periods from 14 percent in 2020 to 36 percent in 2021. The change in the effective tax rate is primarily due to the absence of a favorable international tax item, foreign exchange gains and asset sale gains that were included in income before tax but did not have significant tax impacts. In addition, the change in the effective tax rate is also impacted by the consequence of the mix effect resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of March 31, 2021. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2013, Nigeria — 2007, Australia — 2009, Kazakhstan — 2012 and Saudi Arabia — 2015.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 11. Litigation
MTBE
Chevron and many other companies in the petroleum industry used methyl tertiary butyl ether (MTBE) as a gasoline additive. Chevron is a party to six pending lawsuits and claims, the majority of which involve numerous other petroleum marketers and refiners. Resolution of these lawsuits and claims may ultimately require the company to correct or ameliorate the alleged effects on the environment of prior release of MTBE by the company or other parties. The company’s ultimate exposure related to pending lawsuits and claims is not determinable. The company no longer uses MTBE in the manufacture of gasoline in the United States.
Ecuador
Texaco Petroleum Company (Texpet), a subsidiary of Texaco Inc., was a minority member of an oil production consortium with Ecuadorian state-owned Petroecuador from 1967 until 1992. After termination of the consortium and a third-party environmental audit, Ecuador and the consortium parties entered into a settlement agreement specifying Texpet’s remediation obligations. Following Texpet’s completion of a three-year remediation program, Ecuador certified the remediation as proper and released Texpet and its affiliates from environmental liability. In May 2003, plaintiffs alleging environmental harm from the consortium’s activities sued Chevron in the Superior Court in Lago Agrio, Ecuador. In February 2011, that court entered a judgment against Chevron for approximately $9.5 billion plus additional punitive damages. An appellate panel affirmed, and Ecuador’s National Court of Justice ratified the judgment but nullified the punitive damages, resulting in a judgment of approximately $9.5 billion. Ecuador’s highest Constitutional Court rejected Chevron’s final appeal in July 2018.
In February 2011, Chevron sued the Lago Agrio plaintiffs and several of their lawyers and supporters in the U.S. District Court for the Southern District of New York (SDNY) for violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act and state law. The SDNY court ruled that the Ecuadorian judgment had been procured through fraud, bribery, and corruption, and prohibited the RICO defendants from seeking to enforce the Ecuadorian judgment in the United States or profiting from their illegal acts. The Court of Appeals for the Second Circuit affirmed, and the U.S. Supreme Court denied certiorari in June 2017, rendering final the U.S. judgment in favor of Chevron. The Lago Agrio plaintiffs sought to have the Ecuadorian judgment recognized and enforced in Canada, Brazil, and Argentina. All of those recognition and enforcement actions were dismissed and resolved in Chevron’s favor. Chevron and Texpet filed an arbitration claim against Ecuador in September 2009 before an arbitral tribunal administered by the Permanent Court of Arbitration in The Hague, under the United States-Ecuador Bilateral Investment Treaty. In August 2018, the Tribunal issued an award holding that the Ecuadorian judgment was based on environmental claims that Ecuador had settled and released, and that it was procured through fraud, bribery, and corruption. According to the Tribunal, the Ecuadorian judgment “violates international public policy” and “should not be recognized or enforced by the courts of other States.” The Tribunal ordered Ecuador to remove the status of enforceability from the Ecuadorian judgment and to compensate Chevron for any injuries resulting from the judgment. The third and final phase of the arbitration, to determine the amount of compensation Ecuador owes to Chevron, is ongoing. In September 2020, the District Court of The Hague denied Ecuador’s request to set aside the Tribunal’s award, stating that it now is “common ground” between Ecuador and Chevron that the Ecuadorian judgment is fraudulent. In December 2020, Ecuador appealed the District Court’s decision to The Hague Court of Appeals. In a separate proceeding, Ecuador also admitted that the Ecuadorian judgment is fraudulent in a public filing with the Office of the United States Trade Representative in July 2020.
Management’s Assessment The ultimate outcome of the foregoing matters, including any financial effect on Chevron, remains uncertain. Chevron continues to believe that the Ecuadorian judgment is illegitimate and unenforceable and that it does not provide any basis upon which an estimate of a reasonably possible loss or range of loss can be made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 12. Other Contingencies and Commitments
Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated. Refer to Note 10 beginning on page 15 for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Other Contingencies Governmental and other entities in various jurisdictions across the United States have filed legal proceedings against fossil fuel producing companies, including Chevron, purporting to seek legal and equitable relief to address alleged impacts of climate change. Further such proceedings are likely to be filed by other parties. The unprecedented legal theories set forth in these proceedings entail the possibility of damages liability and injunctions, including without limitation injunctions against the production of all fossil fuels, that, while we believe remote, could have a material adverse effect on the Company’s results of operations and financial condition. Management believes that these proceedings are legally and factually meritless and detract from constructive efforts to address the important policy issues presented by climate change, and will vigorously defend against such proceedings.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2021, and December 31, 2020, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At March 31, 2021				At December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$32	$32	$—	$—	$31	$31	$—	$—
Derivatives - not designated	51	18	33	—	74	37	37	—
Total Assets at Fair Value	$83	$50	$33	$—	$105	$68	$37	$—
Derivatives - not designated	133	86	47	—	173	58	115	—
Total Liabilities at Fair Value	$133	$86	$47	$—	$173	$58	$115	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at March 31, 2021.
Derivatives The company records most of its derivative instruments — other than any commodity derivative contracts that are accounted for as normal purchase and normal sale — on the Consolidated Balance Sheet at fair value, with the offsetting amount to the Consolidated Statement of Income. The company designates certain derivative instruments as cash flow hedges that, if applicable, are reflected in the table above. Derivatives classified as Level 1 include futures, swaps and options contracts traded in active markets such as the New York Mercantile Exchange. Derivatives classified as Level 2 include swaps, options and forward contracts principally with financial institutions and other oil and gas companies, the fair values of which are obtained from third-party broker quotes, industry pricing services and exchanges. The company obtains multiple sources of pricing information for the Level 2 instruments. Since this pricing information is generated from observable market data, it has historically been very consistent. The company does not materially adjust this information.
Assets and liabilities carried at fair value at March 31, 2021, and December 31, 2020, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $7.1 billion and $5.6 billion at March 31, 2021, and December 31, 2020, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at March 31, 2021.
Restricted Cash had a carrying/fair value of $1.2 billion and $1.1 billion at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream decommissioning activities, other corporate and tax items, which are reported in “Prepaid expenses and other current assets” and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term debt, purchase price fair value adjustments and finance lease obligations, of $28.7 billion and $30.8 billion at March 31, 2021, and December 31, 2020, respectively. The fair value of long-term debt for the company was $31.1 billion and $34.4 billion at March 31, 2021 and December 31, 2020, respectively. Long-term debt primarily includes corporate issued bonds, classified as Level 1 and are $28.9 billion for the period. The fair value of other long-term debt classified as Level 2 is $2.2 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at March 31, 2021, and December 31, 2020, were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2021, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At March 31, 2021
					Before- Tax Loss
	Total	Level 1	Level 2	Level 3
Properties, plant and equipment, net (held and used)	$—	$—	$—	$—	$—
Properties, plant and equipment, net (held for sale)	—	—	—	—	—
Investments and advances	15	—	—	15	10
Total Assets at Fair Value	$15	$—	$—	$15	$10
Properties, plant and equipment The company did not have any impairments of long-lived assets measured at fair value on a nonrecurring basis to report in first quarter 2021.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in first quarter 2021. At March 31, 2021 the company had assets measured at fair value Level 3 using unobservable inputs of $15 million.
Note 14. Financial and Derivative Instruments
The company’s commodity derivative instruments principally include crude oil, natural gas and refined product futures, swaps, options and forward contracts. The company applies cash flow hedge accounting to certain commodity transactions, where appropriate, to manage the market price risk associated with forecasted sales of crude oil. The company’s derivatives are not material to the company’s consolidated financial position, results of operations or liquidity. The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities.
The company uses commodity derivative instruments traded on the New York Mercantile Exchange and on electronic platforms of the Inter-Continental Exchange and Chicago Mercantile Exchange. In addition, the company enters into swap contracts and option contracts principally with major financial institutions and other oil and gas companies in the “over-the-counter” markets, which are governed by International Swaps and Derivatives Association agreements and other master netting arrangements.
Derivative instruments measured at fair value at March 31, 2021, and December 31, 2020, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives (Millions of dollars)
Type of Contract	Balance Sheet Classification	At March 31, 2021	At December 31, 2020
Commodity	Accounts and notes receivable, net	$47	$73
Commodity	Long-term receivables, net	4	1
Total Assets at Fair Value		$51	$74
Commodity	Accounts payable	$131	$172
Commodity	Deferred credits and other noncurrent obligations	2	1
Total Liabilities at Fair Value		$133	$173

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Statement of Income: The Effect of Derivatives (Millions of dollars)
Type of		Gain / (Loss) Three Months Ended March 31
Contract	Statement of Income Classification	2021	2020
Commodity	Sales and other operating revenues	$(274)	$461
Commodity	Purchased crude oil and products	(3)	(4)
Commodity	Other income	(39)	—
		$(316)	$457
All designated cash flow hedges in the first three months of 2021 were settled by March 31, 2021. The impact on sales and other operating revenues from designated hedges for the reporting period was immaterial.
The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at March 31, 2021, and December 31, 2020.

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities (Millions of dollars)
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At March 31, 2021
Derivative Assets - not designated	$1,186	$1,135	$51	$—	$51
Derivative Liabilities - not designated	$1,268	$1,135	$133	$—	$133
At December 31, 2020
Derivative Assets - not designated	$818	$744	$74	$—	$74
Derivative Liabilities - not designated	$917	$744	$173	$—	$173
Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for “a right of offset”.
Note 15. Revenue
“Sales and other operating revenue” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $10.1 billion and $7.6 billion at March 31, 2021, and December 31, 2020, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of ASC 606.
Note 16. Financial Instruments - Credit Losses
Chevron’s expected credit loss allowance balance was $701 million as of March 31, 2021 and $671 million as of December 31, 2020, with a majority of the allowance relating to non-trade receivable balances.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $12.2 billion as of March 31, 2021, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring pre-payments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days.
Chevron's non-trade receivable balance was $3.2 billion as of March 31, 2021, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid as per contract terms or not yet due are subject to the statistical analysis described above while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk. Equity affiliate loans are also considered non-trade and associated allowances of $560 million are included within Investments and Advances on the Consolidated Balance Sheet.
Note 17. Long-Term Debt
On January 6, 2021, the company announced that the aggregate principal amount of $5.697 billion of Noble Energy, Inc. (Noble) senior notes were exchanged for new senior notes issued by CUSA, guaranteed by Chevron, and have the same interest rates and maturity dates as the Noble senior notes. The aggregate principal amount of $5.697 billion Noble senior notes were validly tendered and accepted and subsequently terminated. Following such termination, $103 million aggregate principal amount remains outstanding across ten series of senior notes issued by Noble, for which Chevron provided no guarantee, and the indentures were modified to eliminate any financial reporting or credit rating requirements. In February 2021, the indenture governing Noble's 7.25 percent senior debentures due 2097 was modified to provide a guarantee by Chevron and eliminate any financial reporting or credit rating requirements. In the first three months of 2021, the company repaid $14 million of bonds at maturity.

Note 18. Restructuring and Reorganization Costs
The following table summarizes the accrued severance liability, which is classified as current on the Consolidated Balance Sheet.

Amounts Before Tax
(Millions of dollars)
Balance at January 1, 2021	$470
Accruals/Adjustments	—
Payments	(272)
Balance at March 31, 2021	$198

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2021 Compared with First Quarter 2020
Key Financial Results

Earnings by Business Segment
	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
Upstream
United States	$941	$241
International	1,409	2,679
Total Upstream	2,350	2,920
Downstream
United States	(130)	450
International	135	653
Total Downstream	5	1,103
Total Segment Earnings	2,355	4,023
All Other	(978)	(424)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$1,377	$3,599
__________________________________________
(1) Includes foreign currency effects.	$(2)	$514
(2) Income (loss) net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for first quarter 2021 was $1.38 billion ($0.72 per share — diluted), compared with $3.60 billion ($1.93 per share — diluted) in the first quarter of 2020.
Upstream earnings in first quarter 2021 were $2.35 billion compared with $2.92 billion in the corresponding 2020 period. The decrease was mainly due to unfavorable foreign currency effects, lower sales volumes, the absence of a 2020 gain on the sale of Philippine assets and lower trading results, partially offset by higher crude oil realizations.
Downstream earnings in first quarter 2021 were $5 million compared with $1.10 billion in the corresponding 2020 period. The decrease was mainly due to lower margins on refined product sales.
Refer to pages 28 through 29 for additional discussion of results by business segment and “All Other” activities for first quarter 2021 versus the same period in 2020.
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

With ongoing global interest in addressing the risks of climate change, support for policies and advancements in lower carbon technologies is expected. In seeking to help advance a lower carbon future, Chevron is focused on lowering its carbon intensity cost efficiently, increasing renewables and offsets in support of its business, and investing in low-carbon technologies to enable commercial solutions. In March 2021, the company announced its 2028 Upstream production greenhouse gas (GHG) intensity targets. These metrics include Scope 1, direct emissions, and Scope 2, indirect emissions from imported electricity and steam, and are net of emissions from exported electricity and steam. The targeted 2028 reductions from 2016 on an equity ownership basis include a 40 percent reduction in oil production GHG intensity to 24 kilograms (kg) carbon dioxide equivalent per barrel of oil-equivalent (CO2e/boe), a 26 percent reduction in gas production GHG intensity to 24 kg CO2e/boe, a 53 percent reduction in methane intensity to 2 kg CO2e/boe, and a 66 percent reduction in flaring GHG intensity to 3 kg CO2e/boe. The company also targets no routine flaring by 2030. We have set 2016 as our baseline to align with the year the Paris Agreement came into force, and the company plans to update the metrics every five years in line with the Paris Agreement stocktakes. Through 2028, Chevron plans to spend approximately $3 billion in advancing our energy transition strategy, which includes $2 billion in carbon reduction projects, $750 million in renewables and offsets, and $300 million committed to invest in low-carbon technologies through its Future Energy Fund II.
Response to Market Conditions and COVID-19 The outbreak of COVID-19 and decreases in commodity prices have caused a significant decrease in the demand for our products and created disruptions and volatility in the global marketplace beginning late in the first quarter 2020. These conditions persisted throughout 2020 and continue to negatively affect our results of operations and cash flows. While demand and commodity prices have shown signs of recovery, demand is not back to pre-pandemic levels, and financial results could continue to be challenged in future quarters.
During the first three months of 2021, vaccination programs have commenced around the world and business activity is increasing. We continue to take precautionary measures to reduce the risk of exposure to and spread of the COVID-19 virus in our operations through screening, testing and, when appropriate, quarantining personnel upon arrival to our operated facilities. However, some countries are facing a resurgence of the virus that could impact logistics and material movement and pose a risk to our business.
Despite the challenges posed by the pandemic, progress continues on the Future Growth Project / Wellhead Pressure Management Project (FGP/WPMP) at Tengiz. In the first quarter of 2021, the project construction workforce at FGP-WPMP continued to remobilize. Extended rotations, COVID-19 testing and isolation protocols are in place to minimize the spread of the virus, and vaccinations have commenced as part of the Republic of Kazakhstan's national vaccination program. Given the uncertain timeline for remobilizing all personnel and safely sustaining activity levels, it is still too early to provide meaningful information regarding impacts on project cost and schedule.
In 2021, Organization of Petroleum Exporting Countries (OPEC) and coordinating countries’ (OPEC+) continued to curtail production. The company was directed to curtail production by approximately 30 thousand barrels of oil equivalent per day during the first quarter of 2021, the majority of which was in Kazakhstan.
Demand for refined products, primarily jet fuel, has continued to be below pre-COVID-19 levels as a result of travel restrictions and other constraints on economic activity implemented in many countries to combat the spread of the COVID-19 virus. Chevron continued to take steps to maximize diesel and motor gasoline production, given the decline in jet fuel demand, to fuel transportation that keeps global supply chains moving. Chevron’s total refined product sales were down approximately 5 percent year-over-year in the first quarter, driven primarily by jet fuel, and refining crude utilization was approximately 80 percent in the first quarter.
Refer to the “Cautionary Statements Relevant to Forward-Looking Information” on page 2 and to “Risk Factors” on pages 18 through 23 of the company’s 2020 Annual Report on Form 10-K for a discussion of some of the inherent risks that could materially impact the company’s results of operations or financial condition.

The effective tax rate for the company can change substantially during periods of significant earnings volatility. This is due to the mix effects that are impacted by both the absolute level of earnings or losses and whether they arise in higher or lower tax rate jurisdictions. As a result, a decline or increase in the effective income tax rate in one period may not be indicative of expected results in future periods. Additional information related to the company’s effective income tax rate is included in Note 10 to the Consolidated Financial Statements.
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
Comments related to earnings trends for the company’s major business areas are as follows:
Upstream Earnings for the upstream segment are closely aligned with industry prices for crude oil and natural gas. Crude oil and natural gas prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry production and inventory levels, technology advancements, production quotas or other actions imposed by OPEC or other producers, actions of regulators, weather-related damage and disruptions, competing fuel prices, natural and human causes beyond the company’s control such as the COVID-19 pandemic, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty. Any of these factors could also inhibit the company’s production capacity in an affected region. The company closely monitors developments in the countries in which it operates and holds investments, and seeks to manage risks in operating its facilities and businesses.
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
The spot markets and some current cost indexes for materials and services show signs of activity accelerating with cost pressures beginning to appear. Growth in U.S. drilling activity continues to outpace global trends. In addition to demand growth for oil and gas industry inputs, there is a potential secondary source of cost pressure related to broader economic and industrial markets. The shutdown of facilities and curtailment of production during the pandemic have caused inventory drawdowns for some goods resulting in shortages as demand returns. The timing and trajectory of any increase in the cost of materials and services going forward will depend on the pace of growth for the oil and gas industry, as well as the global economic recovery. Chevron is actively monitoring and engaging key suppliers to mitigate any potential business impacts.

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $42 per barrel for the full-year 2020. During the first quarter 2021, Brent averaged $61 per barrel and ended April at about $67. The WTI price averaged $39 per barrel for the full-year 2020. During the first quarter 2021, WTI averaged $58 per barrel and ended April at about $64. The majority of the company’s equity crude production is priced based on the Brent benchmark. Crude prices have increased in the first three months of 2021 driven by demand growth. (See page 32 for the company’s average U.S. and international crude oil sales prices.)
In contrast to price movements in the global market for crude oil, price changes for natural gas are more closely aligned with seasonal supply/demand and infrastructure conditions in local markets. In the United States, prices at Henry Hub averaged $3.47 per thousand cubic feet (MCF) for the first three months of 2021, compared with $1.88 during the first three months of 2020. At the end of April 2021, the Henry Hub spot price was $2.85 per MCF.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. The company’s long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG assets is committed under binding long-term contracts, with the remainder to be sold in the Asian spot LNG market. International natural gas realizations averaged $4.72 per MCF during the first three months of 2021, compared with $5.66 per MCF in the same period last year. (See page 32 for the company’s average natural gas sales prices for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first three months of 2021 averaged 3.121 million barrels per day, 4 percent lower than the year-ago period. About 27 percent of the company’s net oil-equivalent production in the first three months of 2021 occurred in OPEC+ member countries of Angola, Equatorial Guinea, Kazakhstan, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait and Republic of Congo.
The company expects that net oil-equivalent production for the full year 2021 to increase by up to 3 percent compared to 2020, assuming a Brent crude oil price of $50 per barrel and excluding the impact of anticipated asset sales. This estimate is subject to many factors and uncertainties, including quotas or other actions that may be imposed by OPEC and other producing countries; price effects on entitlement volumes; changes in fiscal terms or restrictions on the scope of company operations; delays in construction; reservoir performance; greater-than-expected declines in production from mature fields; start-up or ramp-up of projects; fluctuations in demand for crude-oil and natural gas in various markets; weather conditions that may shut in production; civil unrest; changing geopolitics; delays in completion of maintenance turnarounds; storage constraints or economic conditions that could lead to shut-in production; or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and the time lag between initial exploration and the beginning of production. The company has increased its investment emphasis on shorter-cycle projects, to more easily respond to changes in supply/demand balance.

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
Other factors affecting profitability for downstream operations include the reliability and efficiency of the company’s refining, marketing and petrochemical assets, the effectiveness of its crude oil and product supply functions, and the volatility of tanker-charter rates for the company’s shipping operations, which are driven by the industry’s demand for crude oil and product tankers. Other factors beyond the company’s control include the general level of inflation and energy costs to operate the company’s refining, marketing and petrochemical assets, and changes in regulations and tax laws.
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
Operating Developments
Noteworthy operating developments in recent months included the following:
•Equatorial Guinea - Announced the start-up and first LNG cargo from the Alen Gas Monetization Project.
•Japan - Announced its wholly-owned subsidiary Chevron U.S.A. Inc. has signed a binding Sale and Purchase Agreement with Hokkaido Gas Co., Ltd. for the delivery of about a half million tons of liquefied natural gas to the Hokkaido area over a period of five years starting in 2022.
•Sweden - Announced an investment in Baseload Capital AB, a private investment company focused on development and operation of low-temperature geothermal and heat power assets.
•United States - Announced the launch of Chevron's $300 million Future Energy Fund II focused on technologies that have the potential to enable affordable, reliable, and ever-cleaner energy for all.
•United States - Announced a definitive agreement to acquire all of the publicly held common units representing limited partner interests in Noble Midstream Partners LP not already owned by Chevron and its affiliates.
•United States - Announced plans with partners to develop carbon negative bioenergy in Mendota, California.
•United States - Announced an investment in Starfire Energy, which develops modular chemical plants for the production of carbon-free ammonia and carbon-free hydrogen.
•United States - Announced an investment in Ocergy Inc. and its floating offshore wind turbine technology.
•United States - Announced in April 2021 the commissioning and start-up of the world’s first commercial-scale ISOALKY™ process unit at the Salt Lake City Refinery. This proprietary technology uses ionic liquids to produce a high octane gasoline blending component as a cost-effective alternative to conventional alkylation technologies and offers environmental and process safety advantages.
•United States - Announced in April 2021 a memorandum of understanding with Toyota Motor North America, Inc. to explore a strategic alliance to catalyze and lead the development of commercially viable, large-scale businesses in hydrogen.

Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 6, beginning on page 11, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
U.S. Upstream Earnings	$941	$241
U.S. upstream operations reported earnings of $941 million in first quarter 2021, compared with $241 million from a year earlier. The increase was primarily due to higher crude oil and natural gas realizations of $590 million.
The average realization per barrel for U.S. crude oil and natural gas liquids in first quarter 2021 was $48 compared with $37 a year earlier. The average natural gas realization in first quarter 2021 was $2.15 per thousand cubic feet, compared with $0.60 in the 2020 period.
Net oil-equivalent production of 1.08 million barrels per day in first quarter 2021 was up 11,000 barrels per day, or 1 percent, from a year earlier. The increase was due to 210,000 barrels per day of production from the Noble acquisition, partially offset by a 68,000 barrel per day decrease related to the Appalachian asset sale, weather effects from winter storm Uri and normal field declines. The net liquids component of oil-equivalent production of 802,000 barrels per day in first quarter 2021 was essentially unchanged from the corresponding 2020 period. Net natural gas production was 1.64 billion cubic feet per day in first quarter 2021, an increase of 5 percent from the 2020 comparative period.

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
International Upstream Earnings*	$1,409	$2,679
_____________________________
* Includes foreign currency effects	$(52)	$468
International upstream operations reported earnings of $1.41 billion in first quarter 2021, compared with earnings of $2.68 billion a year ago. The decrease in earnings was primarily due to lower sales volumes of $480 million, the absence of a 2020 gain on the sale of Philippine assets of $240 million, lower trading results of $200 million, lower natural gas realizations of $190 million and lower tax items of $140 million. These decreases were partially offset by higher crude oil realizations of $610 million. Foreign currency effects had an unfavorable impact on earnings of $520 million between periods.
The average realization per barrel of crude oil and natural gas liquids in first quarter 2021 was $56, compared with $43 a year earlier. The average natural gas realization in first quarter 2021 was $4.72 per thousand cubic feet, compared with $5.66 in the 2020 period.
International net oil-equivalent production of 2.05 million barrels per day in first quarter 2021 decreased 125,000 barrels per day, or 6 percent, from the corresponding 2020 period. Higher production of 138,000 barrels per day from the Noble acquisition and the resumption of production in the Partitioned Zone between Saudi Arabia and Kuwait was more than offset by asset sale-related decreases of 51,000 barrels per day, unfavorable entitlement effects, absence of volumes in Venezuela where the company no longer reports production, Gorgon maintenance impacts, production curtailments and normal field declines. The net liquids component of oil-equivalent production of 1.02 million barrels per day in first quarter 2021 decreased 12 percent from the 2020 period. Net natural gas production of 6.13 billion cubic feet per day in first quarter 2021 increased 1 percent from the 2020 period.

Downstream

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
U.S. Downstream Earnings	$(130)	$450
U.S. downstream operations reported a loss of $130 million in first quarter 2021, compared with earnings of $450 million a year earlier. The decrease was mainly due to lower margins on refined product sales of $470 million and lower sales volumes of $110 million.
Refinery crude oil input in first quarter 2021 decreased 9 percent to 881,000 barrels per day from the year-ago period, as the company reduced refinery runs in response to lower demand and impacts from winter storm Uri.
Total refined product sales of 1.05 million barrels per day were down 9 percent from first quarter 2020, mainly due to lower jet fuel, gasoline and diesel demand associated with the pandemic.

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
International Downstream Earnings*	$135	$653
_______________________
* Includes foreign currency effects	$59	$60
International downstream operations earned $135 million in first quarter 2021, compared with earnings of $653 million a year earlier. The decrease in earnings was largely due to lower margins on refined product sales of $590 million, partially offset by lower operating expenses of $60 million.
Refinery crude oil input of 536,000 barrels per day in first quarter 2021 decreased 16 percent from the year-ago period, primarily due to the demand impacts from the pandemic.
Total refined product sales of 1.27 million barrels per day in first quarter 2021 were essentially unchanged from the year-ago period.
All Other

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
Earnings/(Charges)*	$(978)	$(424)
______________________
* Includes foreign currency effects	$(9)	$(14)
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in first quarter 2021 were $978 million, compared with $424 million a year earlier. The change between periods was mainly due to higher employee benefit and pension settlement costs. Foreign currency effects decreased net charges by $5 million between periods.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended March 31
	2021	2020

Sales and other operating revenues	$31,076	$29,705
Sales and other operating revenues increased $1.37 billion in the first quarter, primarily due to higher crude oil, natural gas and refined product prices, partially offset by lower crude oil and refined product sales volumes.

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
Income from equity affiliates	$911	$965
Income from equity affiliates in the quarterly period decreased mainly due to lower upstream-related earnings from Petroboscan and Petropiar in Venezuela and lower downstream-related earnings from CPChem and GS Caltex in South Korea, partially offset by higher upstream-related earnings from Tengizchevroil in Kazakhstan and Angola LNG.

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
Other income (loss)	$42	$831
Other income for the first quarter period decreased due to an unfavorable swing in foreign exchange effects and lower gains on asset sales.

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
Purchased crude oil and products	$17,568	$15,509
Purchases increased $2.1 billion in the first quarter period, primarily due to higher crude oil, natural gas and refined product prices, partially offset by lower crude oil and refined product volumes.

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
Operating, selling, general and administrative expenses	$5,957	$5,974
Operating, selling, general and administrative expenses decreased between quarterly periods primarily due to lower maintenance and transportation expenses, partially offset by higher employee benefit expenses and legal reserves.

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
Exploration expenses	$86	$158
The decrease in exploration expenses for the first quarter period was mostly due to lower charges for well write-offs.

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
Depreciation, depletion and amortization	$4,286	$4,288
Depreciation, depletion and amortization expenses were slightly lower in the first quarter mainly due to lower production, partially offset by higher rates.

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
Taxes other than on income	$1,420	$1,167
Taxes other than on income were higher mainly due to higher regulatory expenses, taxes on production and payroll tax.

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
Interest and debt expense	$198	$162
Interest and debt expenses for the first quarter increased mainly due to interest expense associated with Noble debt.

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
Other components of net periodic benefit costs	$337	$98
Other components of net periodic benefit costs for the first quarter increased due to higher pension settlement costs as a large number of lump-sum pension distributions were made following last year's restructuring.

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
Income tax expense	$779	$564
The increase in income tax expense for the first quarter 2021 of $215 million is primarily the result of the higher international income tax charges for the current quarter.
U.S. income before tax decreased from $430 million in first quarter 2020 to a loss of $103 million in 2021. This decrease in income was primarily driven by lower downstream margins and higher employee costs, partially offset by higher prices. The decrease in income had a direct impact on the company’s U.S. income tax resulting in a decrease to tax expense of $126 million between year-over-year periods, from a tax charge of $160 million in 2020 to $34 million in 2021.
International income before tax decreased from $3.72 billion in first quarter 2020 to $2.28 billion in 2021. This $1.44 billion decrease in income was primarily driven by unfavorable foreign exchange effects and the absence of a 2020 gain on the sale of Philippines assets together with lower sales volumes in 2021. The foreign exchange and absence of asset sale gains did not have significant tax impacts but, combined with the absence of a favorable international tax item, resulted in a $341 million increase in international income tax expense between year-over-year periods, from $404 million in 2020 to $745 million in 2021.
Additional information related to the company’s effective income tax rate is included in Note 10 to the Consolidated Financial Statements.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
	Three Months Ended March 31
	2021	2020
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	802	803
Net natural gas production (MMCFPD)(3)	1,643	1,564
Net oil-equivalent production (MBOEPD)	1,075	1,064
Sales of natural gas (MMCFPD)	3,911	4,363
Sales of natural gas liquids (MBPD)	169	208
Revenue from net production
Liquids ($/Bbl)	$47.70	$37.42
Natural gas ($/MCF)	$2.15	$0.60
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	1,024	1,163
Net natural gas production (MMCFPD)(3)	6,127	6,049
Net oil-equivalent production (MBOEPD)(4)	2,046	2,171
Sales of natural gas (MMCFPD)	5,430	6,226
Sales of natural gas liquids (MBPD)	76	59
Revenue from liftings
Liquids ($/Bbl)	$55.62	$42.64
Natural gas ($/MCF)	$4.72	$5.66
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	3,121	3,235
U.S. Downstream
Gasoline sales (MBPD)(5)	608	625
Other refined product sales (MBPD)	442	534
Total refined product sales (MBPD)	1,050	1,159
Sales of natural gas liquids (MBPD)	29	27
Refinery input (MBPD)	881	965
International Downstream
Gasoline sales (MBPD)(5)	257	242
Other refined product sales (MBPD)	670	675
Share of affiliate sales (MBPD)	340	354
Total refined product sales (MBPD)	1,267	1,271
Sales of natural gas liquids (MBPD)	76	81
Refinery input (MBPD)	536	635
________________________________
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	45	47
International	558	607
(4) Includes net production of synthetic oil:
Canada	60	57
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $7.1 billion at March 31, 2021 and $5.6 billion at year-end 2020. Cash provided by operating activities in the first three months of 2021 was $4.2 billion, compared with $4.7 billion in the year-ago period. Cash capital and exploratory expenditures totaled $1.8 billion in the first three months of 2021, down $1.4 billion from the year-ago period. Proceeds and deposits related to asset sales and returns of investment totaled $147 million and $11 million, respectively, in the first three months of 2021, compared to $363 million and $11 million, respectively, in the year-ago period.
Dividends The company paid dividends of $2.5 billion to common stockholders during the first three months of 2021. In April 2021, the company increased its quarterly dividend by $0.05 per share to $1.34 per common share, payable in June 2021.
Debt and Finance Lease Liabilities Chevron’s total debt and finance lease liabilities were $45.4 billion at March 31, 2021, up from $44.3 billion at December 31, 2020, as the company increased borrowings under its commercial paper program. In January 2021, Chevron U.S.A. Inc. (CUSA) issued bonds, guaranteed by Chevron Corporation, in exchange for Noble debt assumed as part of the 2020 acquisition. More information on the exchange is included in Note 17 on page 22.
The company’s primary financing source for working capital needs is its commercial paper program. The outstanding balance for the company’s commercial paper program at March 31, 2021 was $6.9 billion. The company’s debt and finance lease liabilities due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $14.7 billion at March 31, 2021, and $11.4 billion at December 31, 2020. Of these amounts, $9.825 billion was reclassified to long-term at both March 31, 2021, and December 31, 2020. At March 31, 2021, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At March 31, 2021, the company had $9.825 billion in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities allow the company to convert any amounts outstanding into a term loan for a period of up to one year. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at March 31, 2021. In addition, the company has an automatic shelf registration statement that expires in August 2023 for an unspecified amount of nonconvertible debt securities issued by Chevron Corporation or CUSA.
The major debt rating agencies routinely evaluate the company’s debt, and the company’s cost of borrowing can increase or decrease depending on these debt ratings. The company has outstanding bonds issued by Chevron Corporation, CUSA, Texaco Capital Inc and Noble Energy, Inc. Most of these securities are the obligations of, or guaranteed by, Chevron Corporation and are rated AA- by Standard and Poor’s Corporation (S&P) and Aa2 by Moody’s Investors Service (Moody’s). The company’s U.S. commercial paper is rated A-1+ by S&P and P-1 by Moody’s. All of these ratings denote high-quality, investment-grade securities.
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
Summarized Financial Information for Guarantee of Securities of Subsidiaries CUSA issued bonds which are fully and unconditionally guaranteed on an unsecured basis by Chevron Corporation (together the “Obligor

Group”). The tables below contain summary financial information for Chevron Corporation, as Guarantor, excluding its consolidated subsidiaries, and CUSA, as the issuer, excluding its consolidated subsidiaries. The summary financial information of the Obligor Group is presented on a combined basis and transactions between the combined entities have been eliminated. Financial information for non-guarantor entities has been excluded.

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$16,771	$49,636
Sales and other operating revenues - related party	6,083	17,044
Total costs and other deductions	17,756	57,575
Total costs and other deductions - related party	5,943	14,052
Net income (loss)	$(573)	$(1,610)

	At March 31, 2021	At December 31, 2020
	(Millions of dollars) (unaudited)
Current assets	$10,927	$9,196
Current assets - related party	9,970	5,719
Other assets	47,868	48,993
Current liabilities	26,168	20,965
Current liabilities - related party	61,323	55,273
Other liabilities	38,590	34,983
Total net equity (deficit)	$(57,316)	$(47,313)
Common Stock Repurchase Program On February 1, 2019, the company announced that the Board of Directors authorized a new stock repurchase program with a maximum dollar limit of $25 billion and no set term limits. As of March 31, 2021, the company had purchased 48.6 million shares for $5.5 billion, resulting in $19.5 billion remaining under the authorized program. On March 24, 2020, the company announced the suspension of the stock repurchase program in response to market conditions. No shares were purchased under the program in first quarter 2021.
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
Noncontrolling Interests The company had noncontrolling interests of $1.0 billion at March 31, 2021 and December 31, 2020. There were distributions of $11 million to noncontrolling interests during the first three months of 2021 compared to $5 million for the same period in 2020. Included within noncontrolling interests is $123 million at March 31, 2021 and $120 million at December 31, 2020 of redeemable noncontrolling interest associated with Noble Midstream.
Financial Ratios and Metrics

	At March 31, 2021	At December 31, 2020
Current Ratio [1]	1.1	1.2
Debt Ratio	25.6%	25.2%
Net Debt Ratio [2]	22.5%	22.7%
1 At March 31, 2021, the book value of inventory was lower than replacement cost.
2 Net Debt Ratio for March 31, 2021 is calculated as short-term debt of $4.8 billion plus long-term debt of $40.6 billion (together "total debt") less cash and cash equivalents of $7.1 billion and marketable securities of $32 million as a percentage of total debt less cash and cash equivalents and marketable securities, plus Chevron Corporation Stockholders’ Equity of $131.9 billion. For the December 31, 2020 calculation, please refer to page 46 of Chevron’s 2020 Annual Report on Form 10-K.

	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
Net cash provided by operating activities	$4,196	$4,722
Less: Capital expenditures	(1,746)	(3,133)
Free Cash Flow	$2,450	$1,589
Pension Obligations Information related to pension plan contributions is included on page 14 in Note 7 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $2.5 billion in the first three months of 2021, compared with $4.4 billion in the corresponding 2020 period. The amounts included the company’s share of affiliates’ expenditures of $678 million and $1.2 billion in the 2021 and 2020 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first three months of 2021 were $2.1 billion, representing 84 percent of the company wide total.

Capital and Exploratory Expenditures by Major Operating Area
	Three Months Ended March 31
	2021	2020
	(Millions of dollars)
United States
Upstream	$1,049	$2,017
Downstream	242	276
All Other	52	94
Total United States	1,343	2,387
International
Upstream	1,059	1,884
Downstream	98	148
All Other	4	5
Total International	1,161	2,037
Worldwide	$2,504	$4,424
Contingencies and Significant Litigation
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 16 in Note 11 to the Consolidated Financial Statements under the heading “MTBE.”
Ecuador Information related to Ecuador matters is included beginning on page 16 in Note 11 to the Consolidated Financial Statements under the heading “Ecuador.”
Income Taxes Information related to income tax contingencies is included beginning on page 15 in Note 10 and page 17 in Note 12 to the Consolidated Financial Statements under the heading “Income Taxes.”
Guarantees Information related to the company’s guarantees is included on page 17 in Note 12 to the Consolidated Financial Statements under the heading “Guarantees.”
Indemnifications Information related to indemnifications is included on page 17 in Note 12 to the Consolidated Financial Statements under the heading “Indemnifications.”
Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements Information related to the company’s long-term unconditional purchase obligations and commitments is included on page 17 in Note 12 to the Consolidated Financial Statements under the heading “Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements.”
Environmental Information related to environmental matters is included on page 17 in Note 12 to the Consolidated Financial Statements under the heading “Environmental.”

Other Contingencies Information related to the company’s other contingencies is included on page 18 in Note 12 to the Consolidated Financial Statements under the heading “Other Contingencies.”
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended March 31, 2021, does not differ materially from that discussed under Item 7A of Chevron’s 2020 Annual Report on Form 10-K.
Item 4.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2021.
(b) Changes in internal control over financial reporting
During the quarter ended March 31, 2021, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1.Legal Proceedings
Governmental Proceedings The following is a description of legal proceedings that involve governmental authorities as a party and the company reasonably believes would result in $1.0 million or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to first quarter 2021 and any material developments with respect to matters previously reported in Chevron’s 2020 Annual Report on Form 10-K.
As previously disclosed, in January 2021, the United States Department of Justice and the United States Environmental Protection Agency notified Noble Energy, Inc., Noble Midstream Partners LP and Noble Midstream Services, LLC of potential penalties for alleged Clean Water Act violations at two facilities in Weld County, Colorado relating to a 2014 flood event and requirements for a Spill Prevention and Countermeasures Plan and Facility Response Plan. The parties are negotiating a resolution of these issues with the agencies. Resolution of these alleged violations may result in the payment of a civil penalty of $1,000,000 or more.
Other Proceedings Information related to legal proceedings, including Ecuador, is included beginning on page 16 in Note 11 to the Consolidated Financial Statements.
Item 1A.Risk Factors
Chevron is a global energy company with a diversified business portfolio, a strong balance sheet, and a history of generating sufficient cash to fund capital and exploratory expenditures and to pay dividends. Nevertheless, some inherent risks could materially impact the company’s financial results of operations or financial condition. Information about risk factors for the three months ended March 31, 2021, does not differ materially from that set forth under the heading “Risk Factors” on pages 18 through 23 of the company’s 2020 Annual Report on Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2) (Billions of dollars)
Jan. 1 – Jan. 31, 2021	30,822	$ 86.41(3)	—	$19.5
Feb. 1 – Feb. 28, 2021	34,692	$ 86.53	—	$19.5
Mar. 1 – Mar. 31, 2021	1,489	$ 107.94(3)	—	$19.5
Total	67,003	$ 86.95	—
______________________________________

(1)Includes common shares repurchased from participants in the company’s deferred compensation plans for personal income tax withholdings.
(2)Refer to “Liquidity and Capital Resources” on pages 33 to 35 for additional information regarding the company’s authorized stock repurchase program. The stock repurchase program was suspended in March 2020.
(3)Does not include adjustments made during these periods to share amounts previously withheld that reflect changes to valuation methodology associated with the Noble acquisition.
Item 5.Other Information
Rule 10b5-1 Plan Elections
Michael K. Wirth, Chairman of the Board, entered into a pre-arranged stock trading plan in February 2021. Mr. Wirth’s plan provides for the potential exercise of vested stock options and the associated sale of up to 105,000 shares of Chevron common stock between May 2021 and January 2022.
Pierre R. Breber, Vice President and Chief Financial Officer, entered into a pre-arranged stock trading plan in February 2021. Mr. Breber’s plan provides for the potential exercise of vested stock options and the associated sale of up to 37,000 shares of Chevron common stock between May 2021 and January 2022.
James W. Johnson, Executive Vice President, Upstream, entered into a pre-arranged stock trading plan in February 2021. Mr. Johnson’s plan provides for the potential exercise of vested stock options and the associated sale of up to 167,500 shares of Chevron common stock between May 2021 and January 2023.
Colin E. Parfitt, Vice President, Midstream, entered into a pre-arranged stock trading plan in February 2021. Mr. Parfitt’s plan provides for the potential exercise of vested stock options and the associated sale of up to 15,000 shares of Chevron common stock between May 2021 and January 2022.
These trading plans were entered into during an open insider trading window and are intended to satisfy Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and Chevron’s policies regarding transactions in Chevron securities.

Item 6.Exhibits

Exhibit Index
Exhibit Number	Description
4.1
Second Supplemental Indenture, dated as of January 6, 2021, to the Indenture, dated as of August 12, 2020, between Chevron U.S.A. Inc., as Issuer, Chevron Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Trustee, filed as Exhibit 4.1 to Chevron Corporation's Current Report on Form 8-K filed January 6, 2021, and incorporated herein by reference.

4.2
First Indenture Supplement, dated as of January 6, 2021, to the Indenture, dated as of October 14, 1993, between Noble Energy, Inc. (formerly known as Noble Affiliates, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.2 to Chevron Corporation's Current Report on Form 8-K filed January 6, 2021, and incorporated herein by reference.

4.3
Third Indenture Supplement, dated as of January 6, 2021, to the Indenture, dated as of April 1, 1997, between Noble Energy, Inc. (formerly known as Noble Affiliates, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 4.3 to Chevron Corporation's Current Report on Form 8-K filed January 6, 2021, and incorporated herein by reference.

4.4
Ninth Supplemental Indenture, dated as of January 6, 2021, to the Indenture, dated as of February 27, 2009, between Noble Energy, Inc. and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.4 to Chevron Corporation's Current Report on Form 8-K filed January 6, 2021, and incorporated herein by reference.

4.5	Form of CUSA's 7.250% Notes due 2023, filed as Exhibit 4.5 to Chevron Corporation's Current Report on Form 8-K filed January 6, 2021, and incorporated herein by reference.
4.6	Form of CUSA's 3.900% Notes due 2024, filed as Exhibit 4.6 to Chevron Corporation's Current Report on Form 8-K filed January 6, 2021, and incorporated herein by reference.
4.7	Form of CUSA's 8.000% Notes due 2027, filed as Exhibit 4.7 to Chevron Corporation's Current Report on Form 8-K filed January 6, 2021, and incorporated herein by reference.
4.8	Form of CUSA's 3.850% Notes due 2028, filed as Exhibit 4.8 to Chevron Corporation's Current Report on Form 8-K filed January 6, 2021, and incorporated herein by reference.
4.9	Form of CUSA's 3.250% Notes due 2029, filed as Exhibit 4.9 to Chevron Corporation's Current Report on Form 8-K filed January 6, 2021, and incorporated herein by reference.
4.10	Form of CUSA's 6.000% Notes due 2041, filed as Exhibit 4.10 to Chevron Corporation's Current Report on Form 8-K filed January 6, 2021, and incorporated herein by reference.
4.11	Form of CUSA's 5.250% Notes due 2043, filed as Exhibit 4.11 to Chevron Corporation's Current Report on Form 8-K filed January 6, 2021, and incorporated herein by reference.
4.12	Form of CUSA's 5.050% Notes due 2044, filed as Exhibit 4.12 to Chevron Corporation's Current Report on Form 8-K filed January 6, 2021, and incorporated herein by reference.
4.13	Form of CUSA's 4.950% Notes due 2047, filed as Exhibit 4.13 to Chevron Corporation's Current Report on Form 8-K filed January 6, 2021, and incorporated herein by reference.
4.14	Form of CUSA's 4.200% Notes due 2049, filed as Exhibit 4.14 to Chevron Corporation's Current Report on Form 8-K filed January 6, 2021, and incorporated herein by reference.
10.1+
Chevron Incentive Plan, amended and restated effective January 1, 2021, filed as Exhibit 10.5 to Chevron Corporation's Annual Report on Form 10-K filed February 25, 2021, and incorporated herein by reference.

10.2+
Form of Performance Share Award Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.1 to Chevron Corporation's Current Report on Form 8-K filed February 1, 2021, and incorporated herein by reference.

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
____________________________________________
+    Indicates a management contract or compensatory plan or arrangement.
*    Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVRON CORPORATION (REGISTRANT)

/S/ DAVID A. INCHAUSTI
David A. Inchausti, Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: May 6, 2021