Form 10-Q
period 2021-06-30
CHEVRON CORP
filed 2021-08-05
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

There were 1,933,911,944 shares of the Company’s common stock outstanding on June 30, 2021.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2021 and 2020	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2021 and 2020	4
	Consolidated Balance Sheet at June 30, 2021, and December 31, 2020	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2021 and 2020	6
	Consolidated Statement of Equity for the Three and Six Months Ended June 30, 2021 and 2020	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signature		41

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This quarterly report on Form 10-Q of Chevron Corporation contains forward-looking statements relating to Chevron’s operations that are based on management's current expectations, estimates and projections about the petroleum, chemicals and other energy-related industries. Words or phrases such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “advances,” “commits,” “drives,” “aims,” “forecasts,” “projects,” “believes,” “approaches,” “seeks,” “schedules,” “estimates,” “positions,” “pursues,” “may,” “can,” “could,” “should,” “will,” “budgets,” “outlook,” “trends,” “guidance,” “focus,” “on track,” “goals,” “objectives,” “strategies,” “opportunities,” “poised,” “potential” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond the company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for our products, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries (OPEC) and other producing countries; public health crises, such as pandemics (including coronavirus (COVID-19)) and epidemics, and any related government policies and actions; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic and political conditions; changing refining, marketing and chemicals margins; the company’s ability to realize anticipated cost savings, expenditure reductions and efficiencies associated with enterprise transformation initiatives; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates, particularly during extended periods of low prices for crude oil and natural gas during the COVID-19 pandemic; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes undertaken or required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from pending or future litigation; the company’s ability to achieve the anticipated benefits from the acquisition of Noble Energy, Inc.; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, taxes and tax audits, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; material reductions in corporate liquidity and access to debt markets; the receipt of required Board authorizations to pay future dividends; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 18 through 23 of the company’s 2020 Annual Report on Form 10-K and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$36,117	$15,926	$67,193	$45,631
Income (loss) from equity affiliates	1,442	(2,515)	2,353	(1,550)
Other income (loss)	38	83	80	914
Total Revenues and Other Income	37,597	13,494	69,626	44,995
Costs and Other Deductions
Purchased crude oil and products	20,629	8,144	38,197	23,653
Operating expenses	4,899	5,530	9,866	10,821
Selling, general and administrative expenses	1,096	1,569	2,086	2,252
Exploration expenses	113	895	199	1,053
Depreciation, depletion and amortization	4,522	6,717	8,808	11,005
Taxes other than on income	1,566	965	2,986	2,132
Interest and debt expense	185	172	383	334
Other components of net periodic benefit costs	165	99	502	197
Total Costs and Other Deductions	33,175	24,091	63,027	51,447
Income (Loss) Before Income Tax Expense	4,422	(10,597)	6,599	(6,452)
Income Tax Expense (Benefit)	1,328	(2,320)	2,107	(1,756)
Net Income (Loss)	3,094	(8,277)	4,492	(4,696)
Less: Net income (loss) attributable to noncontrolling interests	12	(7)	33	(25)
Net Income (Loss) Attributable to Chevron Corporation	$3,082	$(8,270)	$4,459	$(4,671)
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$1.61	$(4.44)	$2.33	$(2.51)
- Diluted	$1.60	$(4.44)	$2.32	$(2.51)
Weighted Average Number of Shares Outstanding (000s)
- Basic	1,917,536	1,853,313	1,915,243	1,857,793
- Diluted	1,921,958	1,853,313	1,918,940	1,857,793

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Millions of dollars)
Net Income (Loss)	$3,094	$(8,277)	$4,492	$(4,696)
Currency translation adjustment	3	7	(16)	(12)
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	5	(1)	2	(4)
Derivatives
Net derivatives loss on hedge transactions	(2)	—	(2)	—
Total	(2)	—	(2)	—
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	242	169	677	335
Actuarial gain (loss) arising during period	110	—	1,017	—
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(4)	(5)	(8)	(8)
Prior service (costs) credits arising during period	3	—	3	—
Defined benefit plans sponsored by equity affiliates - benefit (cost)	29	7	40	9
Income (taxes) benefit on defined benefit plans	(95)	(43)	(396)	(80)
Total	285	128	1,333	256
Other Comprehensive Gain (Loss), Net of Tax	291	134	1,317	240
Comprehensive Income (Loss)	3,385	(8,143)	5,809	(4,456)
Comprehensive loss (income) attributable to noncontrolling interests	(12)	7	(33)	25
Comprehensive Income (Loss) Attributable to Chevron Corporation	$3,373	$(8,136)	$5,776	$(4,431)

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At June 30, 2021	At December 31, 2020
	(Millions of dollars)
Assets
Cash and cash equivalents	$7,527	$5,596
Marketable securities	34	31
Accounts and notes receivable (less allowance: 2021 - $281; 2020 - $284)	15,705	11,471
Inventories:
Crude oil and petroleum products	4,093	3,576
Chemicals	556	457
Materials, supplies and other	1,590	1,643
Total inventories	6,239	5,676
Prepaid expenses and other current assets	3,468	3,304
Total Current Assets	32,973	26,078
Long-term receivables (less allowance: 2021 - $418; 2020 - $387)	566	589
Investments and advances	40,551	39,052
Properties, plant and equipment, at cost	342,157	345,232
Less: Accumulated depreciation, depletion and amortization	190,949	188,614
Properties, plant and equipment, net	151,208	156,618
Deferred charges and other assets	11,744	11,950
Goodwill	4,402	4,402
Assets held for sale	1,362	1,101
Total Assets	$242,806	$239,790
Liabilities and Equity
Short-term debt	$3,497	$1,548
Accounts payable	14,719	10,950
Accrued liabilities	7,680	7,812
Federal and other taxes on income	1,212	921
Other taxes payable	1,039	952
Total Current Liabilities	28,147	22,183
Long-term debt	39,521	42,767
Deferred credits and other noncurrent obligations	20,437	20,328
Noncurrent deferred income taxes	13,140	12,569
Noncurrent employee benefit plans	7,650	9,217
Total Liabilities*	$108,895	$107,064
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at June 30, 2021 and December 31, 2020)	1,832	1,832
Capital in excess of par value	17,044	16,829
Retained earnings	159,640	160,377
Accumulated other comprehensive losses	(4,295)	(5,612)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (508,764,636 and 517,490,263 shares at June 30, 2021 and December 31, 2020, respectively)	(40,799)	(41,498)
Total Chevron Corporation Stockholders’ Equity	133,182	131,688
Noncontrolling interests (includes redeemable noncontrolling interest of $127 and $120 at June 30, 2021 and December 31, 2020, respectively)	729	1,038
Total Equity	133,911	132,726
Total Liabilities and Equity	$242,806	$239,790

* Refer to Note 12, “Other Contingencies and Commitments” beginning on page 17.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2021	2020
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$4,492	$(4,696)
Adjustments
Depreciation, depletion and amortization	8,808	11,005
Dry hole expense	19	845
Distributions more (less) than income from equity affiliates	(1,417)	2,278
Net before-tax losses (gains) on asset retirements and sales	(87)	(598)
Net foreign currency effects	159	(19)
Deferred income tax provision	(186)	(2,547)
Net decrease (increase) in operating working capital	(1,032)	(373)
Decrease (increase) in long-term receivables	22	49
Net decrease (increase) in other deferred charges	(116)	(109)
Cash contributions to employee pension plans	(581)	(531)
Other	1,069	(502)
Net Cash Provided by Operating Activities	11,150	4,802
Investing Activities
Capital expenditures	(3,543)	(5,225)
Proceeds and deposits related to asset sales and returns of investment	369	1,852
Net sales (purchases) of marketable securities	—	(1)
Net repayment (borrowing) of loans by equity affiliates	39	(1,074)
Net Cash Used for Investing Activities	(3,135)	(4,448)
Financing Activities
Net borrowings (repayments) of short-term obligations	1,948	2,571
Proceeds from issuances of long-term debt	—	8,250
Repayments of long-term debt and other financing obligations	(3,252)	(3,820)
Cash dividends - common stock	(5,041)	(4,796)
Distributions to noncontrolling interests	(26)	(10)
Net sales (purchases) of treasury shares	373	(1,550)
Net Cash Provided by (Used for) Financing Activities	(5,998)	645
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(66)	(131)
Net Change in Cash, Cash Equivalents and Restricted Cash	1,951	868
Cash, Cash Equivalents and Restricted Cash at January 1	6,737	6,911
Cash, Cash Equivalents and Restricted Cash at June 30	$8,688	$7,779

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders’	Controlling	Total
Three Months Ended June 30	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at March 31, 2020	$18,867	$176,113	$(4,884)	$(46,166)	$143,930	$984	$144,914
Treasury stock transactions	22	—	—	—	22	—	22
Net income (loss)	—	(8,270)	—	—	(8,270)	(7)	(8,277)
Cash dividends	—	(2,394)	—	—	(2,394)	(5)	(2,399)
Stock dividends	—	—	—	—	—	—	—
Other comprehensive income	—	—	134	—	134	—	134
Purchases of treasury shares	—	—	—	—	—	—	—
Issuances of treasury shares	—	—	—	23	23	—	23
Other changes, net	—	673	—	—	673	(704)	(31)
Balance at June 30, 2020	$18,889	$166,122	$(4,750)	$(46,143)	$134,118	$268	$134,386

Balance at March 31, 2021	$18,458	$159,285	$(4,586)	$(41,269)	$131,888	$1,045	$132,933
Treasury stock transactions	40	—	—	—	40	—	40
NBLX Acquisition	138	(148)	—	377	367	(321)	46
Net income (loss)	—	3,082	—	—	3,082	12	3,094
Cash dividends	—	(2,573)	—	—	(2,573)	(14)	(2,587)
Stock dividends	—	—	—	—	—	—	—
Other comprehensive income	—	—	291	—	291	—	291
Purchases of treasury shares	—	—	—	(2)	(2)	—	(2)
Issuances of treasury shares	—	—	—	95	95	—	95
Other changes, net	—	(6)	—	—	(6)	7	1
Balance at June 30, 2021	$18,636	$159,640	$(4,295)	$(40,799)	$133,182	$729	$133,911

Six Months Ended June 30
Balance at December 31, 2019	$18,857	$174,945	$(4,990)	$(44,599)	$144,213	$995	$145,208
Treasury stock transactions	32	—	—	—	32	—	32
Net income (loss)	—	(4,671)	—	—	(4,671)	(25)	(4,696)
Cash dividends	—	(4,796)	—	—	(4,796)	(10)	(4,806)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	240	—	240	—	240
Purchases of treasury shares	—	—	—	(1,751)	(1,751)	—	(1,751)
Issuances of treasury shares	—	—	—	207	207	—	207
Other changes, net	—	645	—	—	645	(692)	(47)
Balance at June 30, 2020	$18,889	$166,122	$(4,750)	$(46,143)	$134,118	$268	$134,386

Balance at December 31, 2020	$18,421	$160,377	$(5,612)	$(41,498)	$131,688	$1,038	$132,726
Treasury stock transactions	77	—	—	—	77	—	77
NBLX Acquisition	138	(148)	—	377	367	(321)	46
Net income (loss)	—	4,459	—	—	4,459	33	4,492
Cash dividends	—	(5,041)	—	—	(5,041)	(26)	(5,067)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	1,317	—	1,317	—	1,317
Purchases of treasury shares	—	—	—	(8)	(8)	—	(8)
Issuances of treasury shares	—	—	—	330	330	—	330
Other changes, net	—	(6)	—	—	(6)	5	(1)
Balance at June 30, 2021	$18,636	$159,640	$(4,295)	$(40,799)	$133,182	$729	$133,911

(Number of Shares)	Common Stock - 2021				Common Stock - 2020
Three Months Ended June 30	Issued(2)	Treasury	Outstanding		Issued(2)	Treasury	Outstanding
Balance at March 31	2,442,676,580	(514,624,401)	1,928,052,179		2,442,676,580	(575,697,930)	1,866,978,650
Purchases	—	(6,593)	(6,593)		—	(224)	(224)
Issuances	—	5,866,358	5,866,358		—	289,406	289,406
Balance at June 30	2,442,676,580	(508,764,636)	1,933,911,944		2,442,676,580	(575,408,748)	1,867,267,832

Six Months Ended June 30
Balance at December 31	2,442,676,580	(517,490,263)	1,925,186,317		2,442,676,580	(560,508,479)	1,882,168,101
Purchases	—	(73,596)	(73,596)		—	(17,501,326)	(17,501,326)
Issuances	—	8,799,223	8,799,223		—	2,601,057	2,601,057
Balance at June 30	2,442,676,580	(508,764,636)	1,933,911,944		2,442,676,580	(575,408,748)	1,867,267,832
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General
Basis of Presentation The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and six-month periods ended June 30, 2021, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2020 Annual Report on Form 10-K.
Impact of the Coronavirus Disease 2019 (COVID-19) Pandemic The outbreak of COVID-19 and decreases in commodity prices resulting from oversupply, government-imposed travel restrictions and other constraints on economic activity caused a significant decline in the demand for our products and created disruptions and volatility in the global marketplace beginning late in the first quarter 2020, which negatively affected our results of operations and cash flows throughout 2020. While demand and commodity prices have largely recovered, demand is not back to pre-pandemic levels, and financial results could continue to be challenged in future quarters. There continues to be uncertainty and unpredictability around the extent to which the COVID-19 pandemic may impact our results, which could be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 2. Information Relating to the Consolidated Statement of Cash Flows

	Six Months Ended June 30
	2021	2020
	(Millions of dollars)
Distributions more (less) than income from equity affiliates includes the following:
Distributions from equity affiliates	$936	$728
(Income) loss from equity affiliates	(2,353)	1,550
Distributions more (less) than income from equity affiliates	$(1,417)	$2,278
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$(4,725)	$4,769
Decrease (increase) in inventories	(471)	371
Decrease (increase) in prepaid expenses and other current assets	(1)	392
Increase (decrease) in accounts payable and accrued liabilities	3,751	(4,812)
Increase (decrease) in income and other taxes payable	414	(1,093)
Net decrease (increase) in operating working capital	$(1,032)	$(373)
Net cash provided by operating activities includes the following cash payments:
Interest on debt (net of capitalized interest)	$355	$328
Income taxes	1,939	2,142
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$352	$1,821
Returns of investment from equity affiliates	17	31
Proceeds and deposits related to asset sales and returns of investment	$369	$1,852
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$(3)	$(1)
Marketable securities sold	3	—
Net sales (purchases) of marketable securities	$—	$(1)
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$—	$(1,100)
Repayment of loans by equity affiliates	39	26
Net repayment (borrowing) of loans by equity affiliates	$39	$(1,074)
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term obligations	$4,449	$7,922
Repayments of short-term obligations	(3,910)	(2,150)
Net borrowings (repayments) of short-term obligations with three months or less maturity	1,409	(3,201)
Net borrowings (repayments) of short-term obligations	$1,948	$2,571
Net sales (purchases) of treasury shares consists of the following gross and net amounts:
Shares issued for share-based compensation plans	$381	$201
Shares purchased under share repurchase and deferred compensation plans	(8)	(1,751)
Net sales (purchases) of treasury shares	$373	$(1,550)
The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash.
The “Other” line in the Operating Activities section includes changes in postretirement benefits obligations and other long-term liabilities.
The company paid dividends of $1.34 per share of common stock in second quarter 2021. This compares to dividends of $1.29 per share paid in the year-ago corresponding period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The major components of “Capital expenditures” and the reconciliation of this amount to the reported capital and exploratory expenditures, including equity affiliates, are presented in the following table:

	Six Months Ended June 30
	2021	2020
	(Millions of dollars)
Additions to properties, plant and equipment	$3,354	$4,991
Additions to investments	168	44
Current-year dry hole expenditures	19	223
Payments for other assets and liabilities, net	2	(33)
Capital expenditures	3,543	5,225
Expensed exploration expenditures	180	208
Assets acquired through finance lease obligations and other financing obligations	42	6
Payments for other assets and liabilities, net	(2)	33
Capital and exploratory expenditures, excluding equity affiliates	3,763	5,472
Company’s share of expenditures by equity affiliates	1,527	2,258
Capital and exploratory expenditures, including equity affiliates	$5,290	$7,730
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At June 30		At December 31
	2021	2020	2020	2019
	(Millions of dollars)
Cash and Cash Equivalents	$7,527	$6,855	$5,596	$5,686
Restricted cash included in “Prepaid expenses and other current assets”	378	161	365	452
Restricted cash included in “Deferred charges and other assets”	783	763	776	773
Total Cash, Cash Equivalents and Restricted Cash	$8,688	$7,779	$6,737	$6,911
Additional information related to “Restricted Cash” is included on page 19 in Note 13 under the heading “Restricted Cash.”
Note 3. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Six Months Ended June 30
	2021	2020
	(Millions of dollars)
Sales and other operating revenues	$7,368	$4,567
Costs and other deductions	3,935	3,166
Net income attributable to TCO	$2,403	$984
Note 4. Summarized Financial Data — Chevron Phillips Chemical Company LLC
Chevron has a 50 percent equity ownership interest in Chevron Phillips Chemical Company LLC (CPChem). Summarized financial information for 100 percent of CPChem is presented in the table.

	Six Months Ended June 30
	2021	2020
	(Millions of dollars)
Sales and other operating revenues	$6,452	$3,998
Costs and other deductions	5,178	3,500
Net income attributable to CPChem	$1,544	$420

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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Six Months Ended June 30
	2021	2020
	(Millions of dollars)
Sales and other operating revenues	$51,752	$32,779
Costs and other deductions	50,962	35,953
Net income (loss) attributable to CUSA	$1,290	$(2,151)

	At June 30, 2021	At December 31, 2020
	(Millions of dollars)
Current assets	$15,722	$10,555
Other assets	47,427	48,054
Current liabilities	15,437	12,403
Other liabilities	22,102	14,102
Total CUSA net equity	$25,610	$32,104
Memo: Total debt	$14,972	$7,133
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and six-month periods ended June 30, 2021 and 2020, are presented in the following table:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Segment Earnings	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$1,446	$(2,066)	$2,387	$(1,825)
International	1,732	(4,023)	3,141	(1,344)
Total Upstream	3,178	(6,089)	5,528	(3,169)
Downstream
United States	776	(988)	646	(538)
International	63	(22)	198	631
Total Downstream	839	(1,010)	844	93
Total Segment Earnings	4,017	(7,099)	6,372	(3,076)
All Other
Interest expense	(173)	(164)	(357)	(318)
Interest income	12	13	20	36
Other	(774)	(1,020)	(1,576)	(1,313)
Net Income Attributable to Chevron Corporation	$3,082	$(8,270)	$4,459	$(4,671)
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. Segment assets at June 30, 2021, and December 31, 2020, are as follows:

	At June 30, 2021	At December 31, 2020
Segment Assets	(Millions of dollars)
Upstream
United States	$41,713	$42,431
International	142,202	144,476
Goodwill	4,402	4,402
Total Upstream	188,317	191,309
Downstream
United States	25,659	23,490
International	17,735	16,096
Total Downstream	43,394	39,586
Total Segment Assets	231,711	230,895
All Other
United States	4,836	4,017
International	6,259	4,878
Total All Other	11,095	8,895
Total Assets — United States	72,208	69,938
Total Assets — International	166,196	165,450
Goodwill	4,402	4,402
Total Assets	$242,806	$239,790

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and six-month periods ended June 30, 2021 and 2020, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Sales and Other Operating Revenues	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$6,034	$2,544	$11,825	$7,010
International	9,516	4,554	18,306	13,567
Subtotal	15,550	7,098	30,131	20,577
Intersegment Elimination — United States	(3,256)	(1,420)	(6,111)	(4,232)
Intersegment Elimination — International	(2,761)	(1,021)	(5,136)	(3,562)
Total Upstream	9,533	4,657	18,884	12,783
Downstream
United States	13,911	5,235	24,765	16,421
International	13,605	6,519	25,187	18,692
Subtotal	27,516	11,754	49,952	35,113
Intersegment Elimination — United States	(500)	(332)	(966)	(1,592)
Intersegment Elimination — International	(457)	(186)	(726)	(771)
Total Downstream	26,559	11,236	48,260	32,750
All Other
United States	210	227	234	437
International	—	6	—	8
Subtotal	210	233	234	445
Intersegment Elimination — United States	(185)	(194)	(185)	(339)
Intersegment Elimination — International	—	(6)	—	(8)
Total All Other	25	33	49	98
Sales and Other Operating Revenues
United States	20,155	8,006	36,824	23,868
International	23,121	11,079	43,493	32,267
Subtotal	43,276	19,085	80,317	56,135
Intersegment Elimination — United States	(3,941)	(1,946)	(7,262)	(6,163)
Intersegment Elimination — International	(3,218)	(1,213)	(5,862)	(4,341)
Total Sales and Other Operating Revenues	$36,117	$15,926	$67,193	$45,631
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
The components of net periodic benefit costs for 2021 and 2020 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Millions of dollars)		(Millions of dollars)
Pension Benefits
United States
Service cost	$108	$125	$225	$249
Interest cost	64	88	119	176
Expected return on plan assets	(145)	(163)	(294)	(325)
Amortization of prior service costs (credits)	—	—	1	1
Amortization of actuarial losses (gains)	73	96	177	192
Settlement losses	151	60	468	120
Total United States	251	206	696	413
International
Service cost	37	32	71	64
Interest cost	36	44	69	87
Expected return on plan assets	(43)	(51)	(89)	(103)
Amortization of prior service costs (credits)	2	3	4	5
Amortization of actuarial losses (gains)	14	11	24	21
Settlement losses	—	—	—	—
Total International	46	39	79	74
Net Periodic Pension Benefit Costs	$297	$245	$775	$487
Other Benefits*
Service cost	$10	$10	$21	$19
Interest cost	13	17	26	35
Amortization of prior service costs (credits)	(6)	(8)	(13)	(14)
Amortization of actuarial losses (gains)	4	2	8	2
Net Periodic Other Benefit Costs	$21	$21	$42	$42
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through June 30, 2021, a total of $581 million was contributed to employee pension plans (including $511 million to the U.S. plans). Total contributions for the full year are currently estimated to be $1.75 billion ($1.55 billion for the U.S. plans and $200 million for the international plans). Contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first six months of 2021, the company contributed $79 million to its OPEB plans. The company anticipates contributing approximately $75 million during the remainder of 2021.
Note 8. Assets Held For Sale
At June 30, 2021, the company classified $1.36 billion of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2020 and the first six months of 2021 were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 9. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the six months ended June 30, 2021 and 2020 are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)
(Millions of dollars)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
Balance at December 31, 2019	$(142)	$(8)	$—	$(4,840)	$(4,990)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(12)	(4)	—	9	(7)
Reclassifications	—	—	—	247	247
Net Other Comprehensive Income (Loss)	(12)	(4)	—	256	240
Balance at June 30, 2020	$(154)	$(12)	$—	$(4,584)	$(4,750)

Balance at December 31, 2020	$(107)	$(10)	$—	$(5,495)	$(5,612)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(16)	2	(2)	820	804
Reclassifications(2)	—	—	—	513	513
Net Other Comprehensive Income (Loss)	(16)	2	(2)	1,333	1,317
Balance at June 30, 2021	$(123)	$(8)	$(2)	$(4,162)	$(4,295)
(1)All amounts are net of tax.
(2)Refer to Note 7, Employee Benefits for reclassified components, including amortization of actuarial gains or losses, amortization of prior service costs and settlement losses, totaling $669 million that are included in employee benefit costs for the six months ended June 30, 2021. Related income taxes for the same period, totaling $156 million, are reflected in “Income Tax Expense” on the Consolidated Statement of Income. All other reclassified amounts were insignificant.
Note 10. Income Taxes
The income tax expense increased between quarterly periods from a benefit of $2.32 billion in 2020 to a charge of $1.33 billion in 2021. The company's income before income tax expense increased $15.02 billion from a loss of $10.60 billion in 2020 to income of $4.42 billion in 2021, primarily due to the absence of second quarter 2020 impairments and write-offs, higher crude oil realizations and downstream margins, and an increase in production. The company’s effective tax rate changed between quarterly periods from 22 percent in 2020 to 30 percent in 2021. The increase in the effective tax rate is mainly due to the consequence of the mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions and lower favorable international tax items.
The income tax expense increased between the six-month periods from a benefit of $1.76 billion in 2020 to a charge of $2.11 billion in 2021. This increase is a direct result of the company’s income before income tax expense increasing $13.05 billion, from a loss of $6.45 billion in 2020 to income of $6.60 billion in 2021. The increase in income is primarily due to the absence of second quarter 2020 impairments and write-offs and higher crude oil realizations, partially offset by the absence of 2020 asset sale gains. The company’s effective tax rate changed between six-month periods from 27 percent in 2020 to 32 percent in 2021. The change in effective tax rate is primarily a consequence of the mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions and lower favorable international tax items.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of June 30, 2021. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2013, Nigeria — 2007, Australia — 2009, Kazakhstan — 2012 and Saudi Arabia — 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Environmental The company is subject to loss contingencies pursuant to laws, regulations, private claims and legal proceedings related to environmental matters that are subject to legal settlements or that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior release of chemicals or petroleum substances, including MTBE, by the company or other parties. Such contingencies may exist for various sites, including, but not limited to, U.S. federal Superfund sites and analogous sites under state laws, refineries, crude oil fields, service stations, terminals, land development areas, and mining activities, whether operating, closed or divested. These future costs are not fully determinable due to factors such as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company’s liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties.
Although the company has provided for known environmental obligations that are probable and reasonably estimable, the amount of additional future costs may be material to results of operations in the period in which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2021, and December 31, 2020, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At June 30, 2021				At December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$34	$34	$—	$—	$31	$31	$—	$—
Derivatives - not designated	122	104	18	—	74	37	37	—
Total Assets at Fair Value	$156	$138	$18	$—	$105	$68	$37	$—
Derivatives - not designated	229	57	172	—	173	58	115	—
Derivatives - designated	2	2	—	—	—	—	—	—
Total Liabilities at Fair Value	$231	$59	$172	$—	$173	$58	$115	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at June 30, 2021.
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
Assets and liabilities carried at fair value at June 30, 2021, and December 31, 2020, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $7.5 billion and $5.6 billion at June 30, 2021, and December 31, 2020, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at June 30, 2021.
Restricted Cash had a carrying/fair value of $1.2 billion and $1.1 billion at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream decommissioning activities and other corporate and tax items, which are reported in “Prepaid expenses and other current assets” and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term debt, purchase price fair value adjustments and finance lease obligations, of $27.7 billion and $30.8 billion at June 30, 2021, and December 31, 2020, respectively. The fair value of long-term debt for the company was $30.4 billion and $34.4 billion at June 30, 2021 and December 31, 2020, respectively. Long-term debt primarily includes corporate issued bonds, classified as Level 1 and are $29.3 billion for the period. The fair value of other long-term debt classified as Level 2 is $1.1 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at June 30, 2021, and December 31, 2020, were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2021, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At June 30, 2021
					Before - Tax Loss
					Three Months Ended	Six Months Ended
	Total	Level 1	Level 2	Level 3
Properties, plant and equipment, net (held and used)	$—	$—	$—	$—	$—	$—
Properties, plant and equipment, net (held for sale)	—	—	—	—	—	—
Investments and advances	15	—	—	15	11	21
Total Assets at Fair Value	$15	$—	$—	$15	$11	$21
Properties, plant and equipment The company did not have any impairments of long-lived assets measured at fair value on a nonrecurring basis to report.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in second quarter 2021. At June 30, 2021, the company had assets measured at fair value Level 3 using unobservable inputs of $15 million.
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
Derivative instruments measured at fair value at June 30, 2021, and December 31, 2020, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives (Millions of dollars)
Type of Contract	Balance Sheet Classification	At June 30, 2021	At December 31, 2020
Commodity	Accounts and notes receivable, net	$103	$73
Commodity	Long-term receivables, net	19	1
Total Assets at Fair Value		$122	$74
Commodity	Accounts payable	$221	$172
Commodity	Deferred credits and other noncurrent obligations	10	1
Total Liabilities at Fair Value		$231	$173

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Statement of Income: The Effect of Derivatives (Millions of dollars)
Type of		Gain / (Loss) Three Months Ended June 30		Gain / (Loss) Six Months Ended June 30
Contract	Statement of Income Classification	2021	2020	2021	2020
Commodity	Sales and other operating revenues	$(268)	$(216)	$(542)	$245
Commodity	Purchased crude oil and products	(21)	(20)	(24)	(24)
Commodity	Other income	4	(3)	(35)	(3)
		$(285)	$(239)	$(601)	$218
At June 30, 2021, deferred losses in Accumulated Other Comprehensive Losses related to outstanding crude oil price hedging contracts were $2 million, of which all is expected to be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.
The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at June 30, 2021, and December 31, 2020.

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities (Millions of dollars)
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At June 30, 2021
Derivative Assets - not designated	$1,761	$1,639	$122	$—	$122
Derivative Liabilities - not designated	$1,869	$1,639	$230	$1	$229
Derivative Liabilities - designated	$2	$—	$2	$—	$2
At December 31, 2020
Derivative Assets - not designated	$818	$744	$74	$—	$74
Derivative Liabilities - not designated	$917	$744	$173	$—	$173
Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for “a right of offset.”
Note 15. Revenue
“Sales and other operating revenue” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $10.9 billion and $7.6 billion at June 30, 2021, and December 31, 2020, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of ASC 606.
Note 16. Financial Instruments - Credit Losses
Chevron’s expected credit loss allowance balance was $699 million as of June 30, 2021 and $671 million as of December 31, 2020, with a majority of the allowance relating to non-trade receivable balances.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $13.9 billion as of June 30, 2021, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring pre-payments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days.
Chevron's non-trade receivable balance was $3.1 billion as of June 30, 2021, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid as per contract terms or not yet due are subject to the statistical analysis described above while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk. Equity affiliate loans are also considered non-trade and associated allowances of $560 million are included within Investments and Advances on the Consolidated Balance Sheet.
Note 17. Restructuring and Reorganization Costs
The following table summarizes the accrued severance liability, which is classified as current on the Consolidated Balance Sheet.

Amounts Before Tax
(Millions of dollars)
Balance at January 1, 2021	$470
Accruals/Adjustments	6
Payments	(334)
Balance at June 30, 2021	$142

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter 2021 Compared with Second Quarter 2020
And Six Months 2021 Compared with Six Months 2020
Key Financial Results

Earnings by Business Segment
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$1,446	$(2,066)	$2,387	$(1,825)
International	1,732	(4,023)	3,141	(1,344)
Total Upstream	3,178	(6,089)	5,528	(3,169)
Downstream
United States	776	(988)	646	(538)
International	63	(22)	198	631
Total Downstream	839	(1,010)	844	93
Total Segment Earnings	4,017	(7,099)	6,372	(3,076)
All Other	(935)	(1,171)	(1,913)	(1,595)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$3,082	$(8,270)	$4,459	$(4,671)

(1) Includes foreign currency effects.	$43	$(437)	$41	$77
(2) Income (loss) net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for second quarter 2021 was $3.08 billion ($1.60 per share — diluted), compared with a loss of $8.27 billion ($(4.44) per share — diluted) in the corresponding 2020 period. The net income attributable to Chevron Corporation for the first six months of 2021 was $4.46 billion ($2.32 per share — diluted), compared with a loss of $4.67 billion ($(2.51) per share — diluted) in the first six months of 2020.
Upstream reported earnings of $3.18 billion in second quarter 2021 compared with a loss of $6.09 billion in the corresponding 2020 period. Earnings for the first six months of 2021 were $5.53 billion compared with a loss of $3.17 billion a year earlier. The increase for both periods was primarily due to the absence of second quarter 2020 impairments, write-offs, severance accruals and higher current quarter crude oil realizations, partially offset by the absence of 2020 asset sale gains and favorable tax items.
Downstream reported earnings of $839 million in second quarter 2021 compared with a loss of $1.01 billion in the corresponding 2020 period primarily due to higher margins on refined product sales, higher equity earnings from 50 percent-owned Chevron Phillips Chemical Company LLC (CPChem), and higher sales volumes. Earnings for the first six months of 2021 were $844 million compared with $93 million in the corresponding 2020 period. The increase was primarily due to higher equity earnings from 50 percent-owned CPChem, higher sales volumes and lower operating expenses, partially offset by lower margins on refined product sales.
Refer to pages 28 through 30 for additional discussion of results by business segment and “All Other” activities for the second quarter and first six months 2021 versus the same periods in 2020.
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
With ongoing global interest in addressing the risks of climate change, support for policies and advancements in lower carbon technologies is expected. In seeking to help advance a lower carbon future, Chevron is focused on lowering its carbon intensity cost efficiently, increasing renewables and offsets in support of its business, and investing in low-carbon technologies to enable commercial solutions. In March 2021, the company announced its 2028 Upstream production greenhouse gas (GHG) intensity targets and its anticipated spending in advancing its energy transition strategy, as disclosed in the company’s Form 10-Q for the quarter ended March 31, 2021.
Response to Market Conditions and COVID-19 The outbreak of COVID-19 caused a significant decrease in demand for our products and created disruptions and volatility in the global marketplace beginning late in the first quarter 2020. Though these conditions have improved in 2021, they continue to negatively affect our results of operations and cash flows. While demand and commodity prices have largely recovered, demand is still not back to pre-pandemic levels, and financial results could continue to be challenged in future quarters.
During the second quarter of 2021, the availability of vaccines around the world improved and business activity increased. Nevertheless, some countries face a resurgence of the virus and its variants that could impact logistics and materials movement and pose a risk to our business. We continue to take precautionary measures to reduce the risk of exposure to and spread of the COVID-19 virus in our operations through screening, testing and, when appropriate, quarantining personnel upon arrival to our operated facilities.
Despite the challenges posed by the pandemic, progress continues on the Future Growth Project / Wellhead Pressure Management Project (FGP/WPMP) at TCO. Since April 2021, the project construction workforce at FGP/WPMP has continued to remobilize, and approximately 42,000 first vaccine doses have been administered and about 30,000 TCO personnel are fully vaccinated as part of the Republic of Kazakhstan's national vaccination program. Extended rotations, COVID-19 testing and isolation protocols are in place to minimize the spread of the virus.
TCO recently reviewed the schedule and cost estimates for FGP/WPMP. Due to the impact of the pandemic, expected first oil dates are now mid-2023 for WPMP and late 2023 to mid-2024 for FGP. The cost target remains $45.2 billion, as cost reduction efforts as well as favorable exchange rates offset an estimated $1.9 billion of incremental costs associated with COVID-19. The contingency amount for the project spend has increased from $1.3 billion to $1.9 billion to recognize the schedule uncertainty associated with the virus and its variants.
In 2021, Organization of Petroleum Exporting Countries (OPEC) and coordinating countries’ (OPEC+) continued to curtail production. However, such curtailments were not material in the second quarter.
Demand for refined products, primarily jet fuel, has continued to be below pre-COVID-19 levels as a result of travel restrictions and other constraints on economic activity implemented in many countries to combat the spread of COVID-19. Chevron continued to take steps to maximize diesel and motor gasoline production, given the decline in jet fuel demand, to align with the pace of global recovery. Chevron’s total refined product sales were up approximately 26 percent year-over-year in the second quarter 2021, but were down approximately 4 percent from the same period in 2019, primarily due to jet fuel sales. Refining crude utilization was approximately 85 percent in the second quarter 2021.
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
The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value and to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. Asset dispositions and restructurings may result in significant gains or losses in future periods.
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
Comments related to earnings trends for the company’s major business areas are as follows:
Upstream Earnings for the upstream segment are closely aligned with industry prices for crude oil and natural gas. Crude oil and natural gas prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry production and inventory levels, technology advancements, production quotas or other actions imposed by OPEC+ countries, actions of regulators, weather-related damage and disruptions, competing fuel prices, natural and human causes beyond the company’s control such as the COVID-19 pandemic, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty. Any of these factors could also inhibit the company’s production capacity in an affected region. The company closely monitors developments in the countries in which it operates and holds investments, and seeks to manage risks in operating its facilities and businesses.
The longer-term trend in earnings for the upstream segment is also a function of other factors, including the company’s ability to find or acquire and efficiently produce crude oil and natural gas, changes in fiscal terms of contracts, and changes in tax, environmental and other applicable laws and regulations.
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
The spot markets for some commodities and raw materials have risen dramatically over the last six to nine months. A significant factor behind this trend may have been expectations ahead of the actual demand from the economic recovery. Whether these input price increases are transitory or represent a new normal that will impact costs is critical to setting expectations for inflation. To date, the company has been shielded from these inflationary pressures by utilizing price mechanisms that alleviate impacts from some of this type of market volatility. As U.S. and international drilling activity continues to accelerate, continued upward market pressure is expected for oil and gas industry inputs (such as rigs, well services, etc.) Cost increases are likely to be correlated with rising rig counts by region. The pace of the economic recovery and shifting spending patterns may lead to more cross-industry competition for resources, which could impact the cost of certain non-oil and gas industry goods and services.

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $42 per barrel for the full-year 2020. During the second quarter 2021, Brent averaged $69 per barrel and ended July at about $76. The WTI price averaged $39 per barrel for the full-year 2020. During the second quarter 2021, WTI averaged $66 per barrel and ended July at about $74. The majority of the company’s equity crude production is priced based on the Brent benchmark. Crude prices have increased in the second quarter of 2021 driven by production curtailment by OPEC+ countries and steadily increasing demand for transportation fuels. (See page 34 for the company’s average U.S. and international crude oil sales prices). However, in the July 2021 meeting, OPEC+ agreed to an increase in production quotas, which may result in lower crude oil prices.
In contrast to price movements in the global market for crude oil, price changes for natural gas are more closely aligned with seasonal supply/demand and infrastructure conditions in local markets. In the United States, prices at Henry Hub averaged $3.16 per thousand cubic feet (MCF) for the first six months of 2021, compared with $1.88 during the first six months of 2020. At the end of July 2021, the Henry Hub spot price was $4.03 per MCF.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. The company’s long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG assets is committed under binding long-term contracts, with the remainder to be sold in the Asian spot LNG market. International natural gas realizations averaged $4.82 per MCF during the first six months of 2021, compared with $5.11 per MCF in the same period last year. (See page 34 for the company’s average natural gas sales prices for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first six months of 2021 averaged 3.124 million barrels per day, essentially unchanged from first six months of 2020. About 27 percent of the company’s net oil-equivalent production in the first six months of 2021 occurred in OPEC+ member countries of Angola, Equatorial Guinea, Kazakhstan, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait and Republic of Congo.
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

Other factors affecting profitability for downstream operations include the reliability and efficiency of the company’s refining, marketing and petrochemical assets, the effectiveness of its crude oil and product supply functions, and the volatility of tanker-charter rates for the company’s shipping operations, which are driven by the industry’s demand for crude oil and product tankers. Other factors beyond the company’s control include the general level of inflation and energy costs to operate the company’s refining, marketing and petrochemical assets, and changes in tax, environmental, and other applicable laws and regulations.
The company’s most significant marketing areas are the West Coast and Gulf Coast of the United States and Asia Pacific. Chevron operates or has significant ownership interests in refineries in each of these areas.
Refer to the “Results of Operations” section beginning on page 29 for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Operating Developments
Noteworthy operating developments in recent months included the following:
•Australia – Sanctioned the $4 billion Jansz-Io compression project, which is expected to support an important source of clean-burning natural gas to customers in countries across the Asia-Pacific region.
•Brazil – Completed the sale of the company's 37.5 percent non-operated interest in the Papa-Terra oil field.
•South Korea – Chevron’s 50 percent owned affiliate, GS Caltex, started up an olefins mixed-feed cracker and associated polyethylene unit at its Yeosu refinery ahead of schedule and under budget.
•United States – Entered front-end engineering and design (FEED) for the Ballymore project, which is being developed as a subsea tieback to the existing Blind Faith facility, in the deepwater Gulf of Mexico.
•United States – Invested in several lower-carbon technologies, including Mainspring (lower-carbon generators for electric grids), Raygen (solar-hydro plant with storage), Boomitra (soil carbon offset platform) and Natel Energy (hydro-power based technology).
•United States – Acquired all of the publicly held common units representing limited partner interests in Noble Midstream Partners LP not already owned by Chevron and its affiliates.
•United States – Began producing renewable diesel at the El Segundo, California refinery by co-processing bio-feedstock.
•United States – Announced establishment of its first branded Compressed Natural Gas (CNG) station, as part of its plan to sell renewable natural gas through more than 30 CNG stations in California by 2025.
•United States – Announced a memorandum of understanding with Cummins Inc., a global power and hydrogen technologies leader, to explore a strategic alliance to develop commercially viable business opportunities in hydrogen and other alternative energy sources.
•United States – Sanctioned the Whale project in the deepwater Gulf of Mexico.

Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 6, beginning on page 11, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Millions of dollars)
U.S. Upstream Earnings	$1,446	$(2,066)	$2,387	$(1,825)
U.S. upstream reported earnings of $1.45 billion in second quarter 2021, compared with a loss of $2.07 billion from a year earlier. The increase was primarily due to higher crude oil realizations of $1.75 billion and the absence of second quarter 2020 impairments and write-offs of $1.19 billion and severance accruals of $120 million. Higher crude oil production of $440 million also contributed to the improvement between periods.
U.S. upstream reported earnings of $2.39 billion for the first six months of 2021, compared with a loss of $1.83 billion from a year earlier. The increase was due to higher crude oil realizations of $2.17 billion, the absence of 2020 impairments and write-offs of $1.19 billion and higher crude oil production of $550 million.
The average realization per barrel for U.S. crude oil and natural gas liquids in second quarter 2021 was $54, compared with $19 a year earlier. The average realization per barrel for U.S. crude oil and natural gas liquids in the first six months of 2021 was $51, compared with $29 a year earlier. The average natural gas realization in second quarter 2021 was $2.16 per thousand cubic feet, compared with $0.81 in the 2020 period. The average natural gas realization in the first six months of 2021 was $2.16 per thousand cubic feet, compared with $0.70 in the comparable 2020 period.
Net oil-equivalent production of 1.14 million barrels per day in second quarter 2021 was up 145,000 barrels per day, or 15 percent, from a year earlier. The increase was due to an additional 227,000 barrels per day of production following the Noble Energy acquisition and lower production curtailments, partially offset by a 68,000 barrels per day decrease related to the Appalachian asset sale and lower production due to normal field declines. Net oil-equivalent production of 1.11 million barrels per day in the first six months of 2021 was up 79,000 barrels per day, or 8 percent, from a year earlier. The increase was due to an additional 218,000 barrels per day of production following the Noble Energy acquisition, partially offset by a 68,000 barrels per day decrease related to the Appalachian asset sale and lower production due to normal field declines.
The net liquids component of oil-equivalent production of 857,000 barrels per day in second quarter 2021 was up 15 percent from the corresponding 2020 period. The net liquids component of oil-equivalent production of 829,000 barrels per day in the 2021 six-month period was up 7 percent from the 2020 period. Net natural gas production increased 15 percent to 1.68 billion cubic feet per day in second quarter 2021 from the 2020 comparative period. Net natural gas production was 1.66 billion cubic feet per day in the first six months of 2021, an increase of 10 percent from the 2020 period.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Millions of dollars)
International Upstream Earnings*	$1,732	$(4,023)	$3,141	$(1,344)

* Includes foreign currency effects	$78	$(262)	$26	$206
International upstream reported earnings of $1.73 billion in second quarter 2021, compared with a loss of $4.02 billion a year ago. The increase in earnings was primarily due to the absence of second quarter 2020 write-offs and impairments of $3.59 billion and severance charges of $290 million, along with higher current quarter crude oil realizations of $2.05 billion, partially offset by the absence of the second quarter 2020 tax items of $380 million and the 2020 Azerbaijan asset sales gain of $310 million. Foreign currency effects had a favorable impact on earnings of $340 million between periods.
International upstream reported earnings of $3.14 billion in the first six months of 2021 compared with a loss of $1.34 billion a year earlier. The increase was primarily due to the absence of second quarter 2020 impairments and write-offs of $3.59 billion and severance charges of $290 million, along with higher crude oil realizations of $2.58 billion, partially offset by the absence of 2020 tax impacts of $820 million and asset sales gains of $550 million along with lower current period sales volumes of $430 million. Foreign currency effects had an unfavorable impact on earnings of $180 million between periods.
The average realization per barrel of crude oil and natural gas liquids in second quarter 2021 was $62, compared with $21 a year earlier. The average realization per barrel of crude oil and natural gas liquids in the first six months of 2021 was $59, compared with $33 a year earlier. The average natural gas realization in second quarter 2021 was $4.92 per thousand cubic feet, compared with $4.48 in the 2020 period. The average natural gas realization in the first six months of 2021 was $4.82 per thousand cubic feet, compared with $5.11 in the 2020 period.
International net oil-equivalent production of 1.99 million barrels per day in second quarter 2021 decreased 7,000 barrels per day from the corresponding 2020 period. Higher production of an additional 148,000 barrels per day following the Noble Energy acquisition and lower production curtailments were more than offset by unfavorable entitlement effects and operational impacts. International net oil-equivalent production of 2.02 million barrels per day in the first six months of 2021 was down 66,000 barrels per day, or 3 percent, from a year earlier. The decrease is due to unfavorable entitlement effects, operational impacts and normal field declines, partially offset by 143,000 barrels per day associated with the Noble Energy acquisition.
The net liquids component of oil-equivalent production of 990,000 barrels per day in second quarter 2021 decreased 8 percent from the 2020 period. The net liquids component of oil-equivalent production of 1.01 million barrels per day in the first six months of 2021 decreased 10 percent from the 2020 period. Net natural gas production of 5.99 billion cubic feet per day in second quarter 2021 increased 8 percent from the 2020 period. Net natural gas production of 6.06 billion cubic feet per day in the first six months of 2021 increased 5 percent from the 2020 period.
Downstream

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Millions of dollars)
U.S. Downstream Earnings	$776	$(988)	$646	$(538)
U.S. downstream reported earnings of $776 million in second quarter 2021, compared with a loss of $988 million a year earlier. The increase was mainly due to higher margins on refined product sales of $800 million, higher earnings from the 50 percent-owned Chevron Phillips Chemical Company of $480 million, higher sales volumes of $280 million, and lower operating expenses of $140 million, including the absence of second quarter 2020 severance accruals of $80 million.
U.S. downstream reported earnings of $646 million for the first six months of 2021 compared with a loss of $538 million a year earlier. The increase was primarily due to higher earnings from 50 percent-owned CPChem of $490 million, higher margins on refined product sales of $250 million, higher sales volumes of $250 million, and lower operating expenses of $150 million, including the absence of second quarter severance accruals of $80 million.
Refinery crude oil input in second quarter 2021 increased 65 percent to 956,000 barrels per day and for the first six months of 2021, crude oil input increased 19 percent to 918,000 barrels per day from the corresponding 2020 period. The increase for both comparative periods was due to the company's increased refinery runs in response to higher demand and the improved refining margin environment.
Refined product sales in second quarter 2021 were up 40 percent to 1.16 million barrels per day and for the first six months of 2021, refined product sales were up 11 percent to 1.11 million barrels per days from the corresponding 2020 period. The increase for both comparative periods was mainly due to higher gasoline and jet fuel demand as travel restrictions associated with the COVID-19 pandemic eased.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Millions of dollars)
International Downstream Earnings*	$63	$(22)	$198	$631

* Includes foreign currency effects	$1	$(23)	$60	$37
International downstream reported earnings of $63 million in second quarter 2021, compared with a loss of $22 million a year earlier. The increase in earnings was largely due to the absence of second quarter 2020 severance accruals of $60 million. Foreign currency effects had a favorable impact on earnings of $24 million between periods.
International downstream reported earnings of $198 million for the first six months of 2021, compared with $631 million a year earlier. The decrease in earnings was largely due to lower margins on refined product sales of $650 million, partially offset by lower operating expenses of $110 million and favorable tax items of $80 million. Foreign currency effects had a favorable impact on earnings of $23 million between periods.
Refinery crude oil input of 580,000 barrels per day in second quarter 2021 decreased 2 percent from the year-ago period. For the first six months of 2021, crude oil input was 559,000 barrels per day, down 9 percent from the year-ago period.
Total refined product sales of 1.28 million barrels per day in second quarter 2021 were up 16 percent from the year-ago period, mainly due to higher gasoline, jet fuel and diesel demand. Total refined product sales for the first six months of 2021 of 1.27 million barrels per day were up 7 percent from the year-ago period, mainly due to the end of second quarter 2020 acquisition of Puma Energy (Australia) Holdings Pty Ltd. and higher diesel and gasoline demand, partially offset by lower jet fuel.
All Other

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Millions of dollars)
Earnings/(Charges)*	$(935)	$(1,171)	$(1,913)	$(1,595)

* Includes foreign currency effects	$(36)	$(152)	$(45)	$(166)
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in second quarter 2021 were $935 million, compared to $1.17 billion a year earlier. The decrease in net charges between periods was mainly due to the absence of second quarter 2020 severance accruals, partially offset by higher tax items and pension settlement costs. Foreign currency effects decreased net charges by $116 million between periods.
Net charges for the first six months of 2021 were $1.91 billion, compared with $1.60 billion a year earlier. The change between periods was mainly due to higher pension settlement costs, employee benefit costs and higher tax items, partially offset by the absence of second quarter 2020 severance charges. Foreign currency effects decreased net charges by $122 million between periods.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Millions of dollars)
Sales and other operating revenues	$36,117	$15,926	$67,193	$45,631
Sales and other operating revenues increased $20.2 billion for the second quarter and $21.6 billion for the six-month period mainly due to higher refined product, crude oil and natural gas prices and higher refined product volumes.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Millions of dollars)
Income from equity affiliates	$1,442	$(2,515)	$2,353	$(1,550)
Income from equity affiliates in the second quarter and six-month periods increased mainly due to the absence of full impairment of Petropiar and Petroboscan in Venezuela, higher upstream-related earnings from TCO in Kazakhstan and higher downstream-related earnings from CPChem.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Millions of dollars)
Other income (loss)	$38	$83	$80	$914
Other income for the second quarter decreased due to lower gains on asset sales, partially offset by a favorable swing in foreign currency effects. Other income for the six-month period decreased due to lower gains on asset sales and an unfavorable swing in foreign currency effects.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Millions of dollars)
Purchased crude oil and products	$20,629	$8,144	$38,197	$23,653
Purchased crude oil and products increased $12.5 billion for the second quarter and $14.5 billion for the six-month period primarily due to higher crude oil and refined product prices and volumes.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Millions of dollars)
Operating, selling, general and administrative expenses	$5,995	$7,099	$11,952	$13,073
Operating, selling, general and administrative expenses in the second quarter and six month periods each decreased $1.1 billion primarily due to the absence of second quarter 2020 severance accruals.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Millions of dollars)
Exploration expenses	$113	$895	$199	$1,053
Exploration expenses in the second quarter and the six-month period decreased primarily due to lower charges for well write-offs.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Millions of dollars)
Depreciation, depletion and amortization	$4,522	$6,717	$8,808	$11,005
Depreciation, depletion and amortization expenses for the second quarter and six-month periods decreased primarily due to the absence of second quarter 2020 impairment charges.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Millions of dollars)
Taxes other than on income	$1,566	$965	$2,986	$2,132
Taxes other than on income increased for the second quarter and six-month periods mainly due to higher regulatory expenses, taxes on production and property taxes.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Millions of dollars)
Interest and debt expense	$185	$172	$383	$334
Interest and debt expenses for the second quarter and the six-month period increased mainly due to interest expense associated with debt acquired in the Noble Energy acquisition.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Millions of dollars)
Other components of net periodic benefit costs	$165	$99	$502	$197
Other components of net periodic benefit costs for the second quarter and the six-month period increased due to higher pension settlement costs as a large number of lump-sum pension distributions were made following last year's restructuring.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Millions of dollars)
Income tax expense/(benefit)	$1,328	$(2,320)	$2,107	$(1,756)
The increase in income tax expense for the second quarter 2021 of $3.65 billion is consistent with the increase in total income before tax for the company of $15.02 billion.
U.S. income before tax increased from a loss of $5.47 billion in second quarter 2020 to income of $1.68 billion in 2021. This $7.15 billion increase in income was primarily driven by higher crude oil realizations, the absence of second quarter 2020 impairments and write-offs, higher downstream margins and an increase in production. The increase in income had a direct impact on the company’s U.S. income tax resulting in an increase to tax expense of $1.61 billion between year-over-year periods, from a tax benefit of $1.23 billion in 2020 to a charge of $381 million in 2021.
International income before tax increased from a loss of $5.13 billion in second quarter 2020 to income of $2.74 billion in 2021. This $7.87 billion increase in income was primarily driven by the absence of 2020 impairments and write-offs and higher crude oil realizations. The increased income and lower favorable international tax items drove the $2.04 billion increase in international income tax expense between year-over-year periods, from a tax benefit of $1.09 billion in 2020 to a charge of $947 million in 2021.
The company's increase in income tax expense for the first six months of 2021 of $3.87 billion was primarily due to the increase in the total before-tax income in 2021 of $13.05 billion.
U.S. income before tax increased between the six-month periods, from a loss of $5.04 billion in 2020 to income of $1.58 billion in 2021. This increase in income was primarily driven by higher crude oil realizations, the absence of 2020 impairments and write-offs, increase in production and higher downstream margins. The increase in income had a direct impact on the company’s U.S. income tax resulting in an increase in tax expense of $1.49 billion between the six-month periods, from a benefit of $1.07 billion in 2020 to a charge of $415 million in 2021.
International income before tax increased for the six-month periods, from a loss of $1.42 billion in 2020 to income of $5.02 billion in 2021. This increase in income was primarily driven by the absence of 2020 impairments and write-offs and higher crude oil realizations, partially offset by the absence of 2020 asset sale gains. The increase in income and absence of various favorable international tax items primarily drove the $2.38 billion increase in international income tax expense between year-over-year periods, from a benefit of $685 million in 2020 to a charge of $1.69 billion in 2021.
Additional information related to the company’s effective income tax rate is included in Note 10 to the Consolidated Financial Statements.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	857	747	829	775
Net natural gas production (MMCFPD)(3)	1,678	1,462	1,660	1,513
Net oil-equivalent production (MBOEPD)	1,136	991	1,106	1,027
Sales of natural gas (MMCFPD)	3,776	3,863	3,843	4,113
Sales of natural gas liquids (MBPD)	186	196	178	202
Revenue from net production
Liquids ($/Bbl)	$54.08	$19.29	$51.01	$28.68
Natural gas ($/MCF)	$2.16	$0.81	$2.16	$0.70
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	990	1,077	1,008	1,120
Net natural gas production (MMCFPD)(3)	5,993	5,524	6,060	5,787
Net oil-equivalent production (MBOEPD)(4)	1,990	1,997	2,018	2,084
Sales of natural gas (MMCFPD)	4,756	5,430	5,092	5,828
Sales of natural gas liquids (MBPD)	106	31	91	45
Revenue from liftings
Liquids ($/Bbl)	$62.12	$21.19	$58.93	$32.74
Natural gas ($/MCF)	$4.92	$4.48	$4.82	$5.11
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	3,126	2,988	3,124	3,111
U.S. Downstream
Gasoline sales (MBPD)(5)	678	502	643	563
Other refined product sales (MBPD)	481	325	462	430
Total refined product sales (MBPD)	1,159	827	1,105	993
Sales of natural gas liquids (MBPD)	29	23	29	25
Refinery input (MBPD)	956	581	918	773
International Downstream
Gasoline sales (MBPD)(5)	269	197	263	219
Other refined product sales (MBPD)	671	556	670	616
Share of affiliate sales (MBPD)	342	351	341	353
Total refined product sales (MBPD)	1,282	1,104	1,274	1,188
Sales of natural gas liquids (MBPD)	74	73	75	77
Refinery input (MBPD)	580	589	559	612
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	45	49	45	48
International	525	572	541	590
(4) Includes net production of synthetic oil:
Canada	54	63	57	60
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $7.6 billion at June 30, 2021 and $5.6 billion at year-end 2020. Cash provided by operating activities in the first six months of 2021 was $11.2 billion, compared with $4.8 billion in the year-ago period. Cash capital and exploratory expenditures totaled $3.8 billion in the first six months of 2021, down $1.7 billion from the year-ago period. Proceeds and deposits related to asset sales and returns of investment totaled $352 million and $17 million, respectively, in the first six months of 2021, compared to $1.8 billion and $31 million, respectively, in the year-ago period.
Dividends The company paid dividends of $5.0 billion to common stockholders during the first six months of 2021. In July 2021, the company declared a quarterly dividend of $1.34 per common share, payable in September 2021.
Debt and Finance Lease Liabilities Chevron’s total debt and finance lease liabilities were $43.0 billion at June 30, 2021, down from $44.3 billion at December 31, 2020, as the company repaid long-term notes that matured during the second quarter and early retired long-term notes and the credit facility held by Noble Midstream Partners LP, which were partially offset by increased borrowings under its commercial paper program.
The company’s primary financing source for working capital needs is its commercial paper program. The outstanding balance for the company’s commercial paper program at June 30, 2021 was $7.6 billion. The company’s debt and finance lease liabilities due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $13.3 billion at June 30, 2021, and $11.4 billion at December 31, 2020. Of these amounts, $9.825 billion was reclassified to long-term at both June 30, 2021, and December 31, 2020. At June 30, 2021, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At June 30, 2021, the company had $9.825 billion in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities allow the company to convert any amounts outstanding into a term loan for a period of up to one year. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at June 30, 2021. In addition, the company has an automatic shelf registration statement that expires in August 2023 for an unspecified amount of nonconvertible debt securities issued by Chevron Corporation or CUSA.
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
Summarized Financial Information for Guarantee of Securities of Subsidiaries CUSA issued bonds that are fully and unconditionally guaranteed on an unsecured basis by Chevron Corporation (together, the “Obligor

Group”). The tables below contain summary financial information for Chevron Corporation, as Guarantor, excluding its consolidated subsidiaries, and CUSA, as the issuer, excluding its consolidated subsidiaries. The summary financial information of the Obligor Group is presented on a combined basis and transactions between the combined entities have been eliminated. Financial information for non-guarantor entities has been excluded.

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$37,584	$49,636
Sales and other operating revenues - related party	12,815	17,044
Total costs and other deductions	38,703	57,575
Total costs and other deductions - related party	12,600	14,052
Net income (loss)	$25	$(1,610)

	At June 30, 2021	At December 31, 2020
	(Millions of dollars) (unaudited)
Current assets	$13,483	$9,196
Current assets - related party	7,893	5,719
Other assets	47,821	48,993
Current liabilities	26,340	20,965
Current liabilities - related party	63,356	55,273
Other liabilities	39,078	34,983
Total net equity (deficit)	$(59,577)	$(47,313)
Common Stock Repurchase Program On February 1, 2019, the company announced that the Board of Directors authorized a new stock repurchase program with a maximum dollar limit of $25 billion and no set term limits. As of June 30, 2021, the company had purchased 48.6 million shares for $5.5 billion, resulting in $19.5 billion remaining under the authorized program. On March 24, 2020, the company announced the suspension of the stock repurchase program in response to market conditions. No shares were purchased under the program in the first half of 2021. On July 30, 2021, the company announced the resumption of purchases under the stock repurchase program in the third quarter 2021 at an expected rate of $2-3 billion per year.
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
Noncontrolling Interests The company had noncontrolling interests of $0.7 billion at June 30, 2021 and $1.0 billion at December 31, 2020. The decrease was primarily due to the acquisition of all of the publicly held common units representing limited partner interests in Noble Midstream Partners LP not already owned by Chevron and its affiliates. Included within noncontrolling interests is $127 million at June 30, 2021 and $120 million at December 31, 2020 of redeemable noncontrolling interest associated with Noble Midstream. There were distributions of $26 million to noncontrolling interests during the first six months of 2021 compared to $10 million for the same period in 2020.

Financial Ratios and Metrics

	At June 30, 2021	At December 31, 2020
Current Ratio [1]	1.2	1.2
Debt Ratio	24.4%	25.2%
Net Debt Ratio [2]	21.0%	22.7%
1 At June 30, 2021, the book value of inventory was lower than replacement cost.
2 Net Debt Ratio for June 30, 2021 is calculated as short-term debt of $3.5 billion plus long-term debt of $39.5 billion (together, “total debt”) less cash and cash equivalents of $7.5 billion and marketable securities of $34 million as a percentage of total debt less cash and cash equivalents and marketable securities, plus Chevron Corporation Stockholders’ Equity of $133.2 billion. For the December 31, 2020 calculation, please refer to page 46 of Chevron’s 2020 Annual Report on Form 10-K.

	Six Months Ended June 30
	2021	2020
	(Millions of dollars)
Net cash provided by operating activities	$11,150	$4,802
Less: Capital expenditures	(3,543)	(5,225)
Free Cash Flow	$7,607	$(423)
Pension Obligations Information related to pension plan contributions is included on page 14 in Note 7 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $5.3 billion in the first six months of 2021, compared with $7.7 billion in the corresponding 2020 period. The amounts included the company’s share of affiliates’ expenditures of $1.5 billion and $2.3 billion in the 2021 and 2020 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first six months of 2021 were $4.4 billion, representing 84 percent of the company wide total. In July, the company updated its expectation for 2021 organic capital expenditure spending to around $13 billion, down from the original estimate of $14 billion.

Capital and Exploratory Expenditures by Major Operating Area
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(Millions of dollars)
United States
Upstream	$1,074	$1,011	$2,123	$3,028
Downstream	264	178	506	454
All Other	31	45	83	139
Total United States	1,369	1,234	2,712	3,621
International
Upstream	1,237	1,496	2,296	3,380
Downstream	174	573	272	721
All Other	6	3	10	8
Total International	1,417	2,072	2,578	4,109
Worldwide	$2,786	$3,306	$5,290	$7,730
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the six months ended June 30, 2021, does not differ materially from that discussed under Item 7A of Chevron’s 2020 Annual Report on Form 10-K.
Item 4.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2021.
(b) Changes in internal control over financial reporting
During the quarter ended June 30, 2021, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1.Legal Proceedings
Governmental Proceedings The following is a description of legal proceedings that involve governmental authorities as a party and the company reasonably believes would result in $1,000,000 or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to second quarter 2021 and any material developments with respect to matters previously reported in Chevron’s 2020 Annual Report on Form 10-K.
As previously disclosed, in January 2021, the United States Department of Justice and the United States Environmental Protection Agency notified Noble Energy, Inc., Noble Midstream Partners LP and Noble Midstream Services, LLC of potential penalties for alleged Clean Water Act violations at two facilities in Weld County, Colorado relating to a 2014 flood event and requirements for a Spill Prevention and Countermeasures Plan and Facility Response Plan. The parties have negotiated a resolution of these issues with the agencies, which remains subject to approval by the U.S. District Court, District of Colorado. If approved by the court, resolution of these alleged violations will result in the payment of a civil penalty of $1,000,000.

Other Proceedings Information related to legal proceedings, including Ecuador, is included beginning on page 16 in Note 11 to the Consolidated Financial Statements.
Item 1A.Risk Factors
Some inherent risks could materially impact the company’s financial results of operations or financial condition. Information about risk factors for the six months ended June 30, 2021, does not differ materially from that set forth under the heading “Risk Factors” on pages 18 through 23 of the company’s 2020 Annual Report on Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2) (Billions of dollars)
April 1 – April 30, 2021	2,509	$103.48	—	$19.5
May 1 – May 31, 2021	1,986	$106.19	—	$19.5
June 1 – June 30, 2021	2,098	$107.25	—	$19.5
Total	6,593	$105.50	—
(1)Includes common shares repurchased from participants in the company’s deferred compensation plans for personal income tax withholdings.
(2)Refer to “Liquidity and Capital Resources” on pages 35 to 37 for additional information regarding the company’s authorized stock repurchase program. The stock repurchase program was suspended in March 2020 and will resume in third quarter 2021.
Item 5.Other Information
Rule 10b5-1 Plan Elections
James W. Johnson, Executive Vice President, Upstream, entered into a pre-arranged stock trading plan in May 2021. Mr. Johnson’s plan provides for the potential exercise of vested stock options and the associated sale of up to 78,000 shares of Chevron common stock between August 2021 and January 2022.
R. Hewitt Pate, Vice President and General Counsel, entered into a pre-arranged stock trading plan in May 2021. Mr. Pate’s plan provides for the potential exercise of vested stock options and the associated sale of up to 391,450 shares of Chevron common stock between August 2021 and August 2022.
David A. Inchausti, Vice President and Controller, and his spouse each entered into pre-arranged stock trading plans in May 2021. The plans for Mr. Inchausti and his spouse provide for the potential exercise of vested stock options and the associated sale of up to 5,600 and 3,200 shares of Chevron common stock, respectively, between August 2021 and January 2022.
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

CHEVRON CORPORATION (REGISTRANT)

/S/ DAVID A. INCHAUSTI
David A. Inchausti, Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: August 5, 2021