Form 10-Q
period 2021-09-30
CHEVRON CORP
filed 2021-11-04
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

There were 1,927,685,919 shares of the company’s common stock outstanding on September 30, 2021.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2021 and 2020	3
	Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2021 and 2020	4
	Consolidated Balance Sheet at September 30, 2021, and December 31, 2020	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	6
	Consolidated Statement of Equity for the Three and Nine Months Ended September 30, 2021 and 2020	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
Signature		40

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This quarterly report on Form 10-Q of Chevron Corporation contains forward-looking statements relating to Chevron’s operations and energy transition plans that are based on management's current expectations, estimates and projections about the petroleum, chemicals and other energy-related industries. Words or phrases such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “advances,” “commits,” “drives,” “aims,” “forecasts,” “projects,” “believes,” “approaches,” “seeks,” “schedules,” “estimates,” “positions,” “pursues,” “may,” “can,” “could,” “should,” “will,” “budgets,” “outlook,” “trends,” “guidance,” “focus,” “on track,” “goals,” “objectives,” “strategies,” “opportunities,” “poised,” “potential,” “ambitions,” “aspires” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond the company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for the company's products, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries and other producing countries; technological advancements; changes to government policies in the countries in which the company operates; development of large carbon capture and offset markets; public health crises, such as pandemics (including coronavirus (COVID-19)) and epidemics, and any related government policies and actions; disruptions in the company's global supply chain, including supply chain constraints; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic and political conditions; changing refining, marketing and chemicals margins; the company’s ability to realize anticipated cost savings, expenditure reductions and efficiencies associated with enterprise transformation initiatives; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates, particularly during the COVID-19 pandemic; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes undertaken or required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from pending or future litigation; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, taxes and tax audits, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; material reductions in corporate liquidity and access to debt markets; the receipt of required Board authorizations to pay future dividends; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 18 through 23 of the company’s 2020 Annual Report on Form 10-K and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$42,552	$23,997	$109,745	$69,628
Income (loss) from equity affiliates	1,647	510	4,000	(1,040)
Other income (loss)	511	(56)	591	858
Total Revenues and Other Income	44,710	24,451	114,336	69,446
Costs and Other Deductions
Purchased crude oil and products	23,834	13,448	62,031	37,101
Operating expenses	5,353	4,604	15,219	15,425
Selling, general and administrative expenses	657	832	2,743	3,084
Exploration expenses	158	117	357	1,170
Depreciation, depletion and amortization	4,304	4,017	13,112	15,022
Taxes other than on income	2,075	1,091	5,061	3,223
Interest and debt expense	174	164	557	498
Other components of net periodic benefit costs	100	222	602	419
Total Costs and Other Deductions	36,655	24,495	99,682	75,942
Income (Loss) Before Income Tax Expense	8,055	(44)	14,654	(6,496)
Income Tax Expense (Benefit)	1,940	165	4,047	(1,591)
Net Income (Loss)	6,115	(209)	10,607	(4,905)
Less: Net income (loss) attributable to noncontrolling interests	4	(2)	37	(27)
Net Income (Loss) Attributable to Chevron Corporation	$6,111	$(207)	$10,570	$(4,878)
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$3.19	$(0.12)	$5.52	$(2.63)
- Diluted	$3.19	$(0.12)	$5.51	$(2.63)
Weighted Average Number of Shares Outstanding (000s)
- Basic	1,918,006	1,853,533	1,916,174	1,856,363
- Diluted	1,921,095	1,853,533	1,919,666	1,856,363

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Millions of dollars)
Net Income (Loss)	$6,115	$(209)	$10,607	$(4,905)
Currency translation adjustment	(15)	17	(31)	5
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	(3)	(1)	(1)	(5)
Derivatives
Net derivatives loss on hedge transactions	(4)	—	(6)	—
Reclassification to net income	2	—	2	—
Income taxes on derivatives transactions	1	—	1	—
Total	(1)	—	(3)	—
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	189	293	866	628
Actuarial gain (loss) arising during period	(336)	—	681	—
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(5)	(5)	(13)	(13)
Prior service (costs) credits arising during period	—	—	3	—
Defined benefit plans sponsored by equity affiliates - benefit (cost)	7	5	47	14
Income (taxes) benefit on defined benefit plans	41	(66)	(355)	(146)
Total	(104)	227	1,229	483
Other Comprehensive Gain (Loss), Net of Tax	(123)	243	1,194	483
Comprehensive Income (Loss)	5,992	34	11,801	(4,422)
Comprehensive loss (income) attributable to noncontrolling interests	(4)	2	(37)	27
Comprehensive Income (Loss) Attributable to Chevron Corporation	$5,988	$36	$11,764	$(4,395)

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At September 30, 2021	At December 31, 2020
	(Millions of dollars)
Assets
Cash and cash equivalents	$5,998	$5,596
Marketable securities	34	31
Accounts and notes receivable (less allowance: 2021 - $285; 2020 - $284)	16,567	11,471
Inventories:
Crude oil and petroleum products	3,937	3,576
Chemicals	621	457
Materials, supplies and other	1,571	1,643
Total inventories	6,129	5,676
Prepaid expenses and other current assets	3,409	3,304
Total Current Assets	32,137	26,078
Long-term receivables (less allowance: 2021 - $432; 2020 - $387)	644	589
Investments and advances	41,097	39,052
Properties, plant and equipment, at cost	328,572	345,232
Less: Accumulated depreciation, depletion and amortization	180,627	188,614
Properties, plant and equipment, net	147,945	156,618
Deferred charges and other assets	11,743	11,950
Goodwill	4,402	4,402
Assets held for sale	1,980	1,101
Total Assets	$239,948	$239,790
Liabilities and Equity
Short-term debt	$291	$1,548
Accounts payable	15,308	10,950
Accrued liabilities	6,938	7,812
Federal and other taxes on income	1,467	921
Other taxes payable	1,184	952
Total Current Liabilities	25,188	22,183
Long-term debt	37,056	42,767
Deferred credits and other noncurrent obligations	20,298	20,328
Noncurrent deferred income taxes	13,546	12,569
Noncurrent employee benefit plans	7,138	9,217
Total Liabilities*	$103,226	$107,064
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at September 30, 2021 and December 31, 2020)	1,832	1,832
Capital in excess of par value	17,062	16,829
Retained earnings	163,044	160,377
Accumulated other comprehensive losses	(4,418)	(5,612)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (514,990,661 and 517,490,263 shares at September 30, 2021 and December 31, 2020, respectively)	(41,418)	(41,498)
Total Chevron Corporation Stockholders’ Equity	135,862	131,688
Noncontrolling interests (includes redeemable noncontrolling interest of $131 and $120 at September 30, 2021 and December 31, 2020, respectively)	860	1,038
Total Equity	136,722	132,726
Total Liabilities and Equity	$239,948	$239,790

* Refer to Note 12, “Other Contingencies and Commitments” beginning on page 16.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2021	2020
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$10,607	$(4,905)
Adjustments
Depreciation, depletion and amortization	13,112	15,022
Dry hole expense	55	848
Distributions more (less) than income from equity affiliates	(2,162)	2,249
Net before-tax losses (gains) on asset retirements and sales	(401)	(625)
Net foreign currency effects	(25)	190
Deferred income tax provision	472	(3,180)
Net decrease (increase) in operating working capital	(1,459)	(21)
Decrease (increase) in long-term receivables	(33)	84
Net decrease (increase) in other deferred charges	(167)	(145)
Cash contributions to employee pension plans	(1,403)	(895)
Other	1,133	(283)
Net Cash Provided by Operating Activities	19,729	8,339
Investing Activities
Capital expenditures	(5,450)	(6,855)
Proceeds and deposits related to asset sales and returns of investment	586	1,979
Net sales (purchases) of marketable securities	(1)	35
Net repayment (borrowing) of loans by equity affiliates	389	(1,434)
Net Cash Used for Investing Activities	(4,476)	(6,275)
Financing Activities
Net borrowings (repayments) of short-term obligations	(3,627)	(606)
Proceeds from issuances of long-term debt	—	12,237
Repayments of long-term debt and other financing obligations	(3,305)	(3,941)
Cash dividends - common stock	(7,612)	(7,186)
Net contributions from (distributions to) noncontrolling interests	(34)	(10)
Net sales (purchases) of treasury shares	(245)	(1,545)
Net Cash Provided by (Used for) Financing Activities	(14,823)	(1,051)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(142)	(133)
Net Change in Cash, Cash Equivalents and Restricted Cash	288	880
Cash, Cash Equivalents and Restricted Cash at January 1	6,737	6,911
Cash, Cash Equivalents and Restricted Cash at September 30	$7,025	$7,791

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders’	Controlling	Total
Three Months Ended September 30	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at June 30, 2020	$18,889	$166,122	$(4,750)	$(46,143)	$134,118	$268	$134,386
Treasury stock transactions	21	—	—	—	21	—	21
Net income (loss)	—	(207)	—	—	(207)	(2)	(209)
Cash dividends	—	(2,390)	—	—	(2,390)	—	(2,390)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	243	—	243	—	243
Purchases of treasury shares	—	—	—	—	—	—	—
Issuances of treasury shares	—	—	—	5	5	—	5
Other changes, net	—	(15)	—	—	(15)	(2)	(17)
Balance at September 30, 2020	$18,910	$163,509	$(4,507)	$(46,138)	$131,774	$264	$132,038

Balance at June 30, 2021	$18,636	$159,640	$(4,295)	$(40,799)	$133,182	$729	$133,911
Treasury stock transactions	18	—	—	—	18	—	18
NBLX acquisition	—	—	—	—	—	—	—
Net income (loss)	—	6,111	—	—	6,111	4	6,115
Cash dividends	—	(2,571)	—	—	(2,571)	(25)	(2,596)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	(123)	—	(123)	—	(123)
Purchases of treasury shares	—	—	—	(625)	(625)	—	(625)
Issuances of treasury shares	—	—	—	6	6	—	6
Other changes, net	—	(135)	—	—	(135)	152	17
Balance at September 30, 2021	$18,654	$163,044	$(4,418)	$(41,418)	$135,862	$860	$136,722

Nine Months Ended September 30
Balance at December 31, 2019	$18,857	$174,945	$(4,990)	$(44,599)	$144,213	$995	$145,208
Treasury stock transactions	53	—	—	—	53	—	53
Net income (loss)	—	(4,878)	—	—	(4,878)	(27)	(4,905)
Cash dividends	—	(7,186)	—	—	(7,186)	(10)	(7,196)
Stock dividends	—	(2)	—	—	(2)	—	(2)
Other comprehensive income	—	—	483	—	483	—	483
Purchases of treasury shares	—	—	—	(1,751)	(1,751)	—	(1,751)
Issuances of treasury shares	—	—	—	212	212	—	212
Other changes, net	—	630	—	—	630	(694)	(64)
Balance at September 30, 2020	$18,910	$163,509	$(4,507)	$(46,138)	$131,774	$264	$132,038

Balance at December 31, 2020	$18,421	$160,377	$(5,612)	$(41,498)	$131,688	$1,038	$132,726
Treasury stock transactions	95	—	—	—	95	—	95
NBLX acquisition	138	(148)	—	377	367	(321)	46
Net income (loss)	—	10,570	—	—	10,570	37	10,607
Cash dividends	—	(7,612)	—	—	(7,612)	(51)	(7,663)
Stock dividends	—	(2)	—	—	(2)	—	(2)
Other comprehensive income	—	—	1,194	—	1,194	—	1,194
Purchases of treasury shares	—	—	—	(633)	(633)	—	(633)
Issuances of treasury shares	—	—	—	336	336	—	336
Other changes, net	—	(141)	—	—	(141)	157	16
Balance at September 30, 2021	$18,654	$163,044	$(4,418)	$(41,418)	$135,862	$860	$136,722

(Number of Shares)	Common Stock - 2021				Common Stock - 2020
Three Months Ended September 30	Issued(2)	Treasury	Outstanding		Issued(2)	Treasury	Outstanding
Balance at June 30	2,442,676,580	(508,764,636)	1,933,911,944		2,442,676,580	(575,408,748)	1,867,267,832
Purchases	—	(6,321,791)	(6,321,791)		—	(2,220)	(2,220)
Issuances	—	95,766	95,766		—	57,836	57,836
Balance at September 30	2,442,676,580	(514,990,661)	1,927,685,919		2,442,676,580	(575,353,132)	1,867,323,448

Nine Months Ended September 30
Balance at December 31	2,442,676,580	(517,490,263)	1,925,186,317		2,442,676,580	(560,508,479)	1,882,168,101
Purchases	—	(6,395,387)	(6,395,387)		—	(17,503,545)	(17,503,545)
Issuances	—	8,894,989	8,894,989		—	2,658,892	2,658,892
Balance at September 30	2,442,676,580	(514,990,661)	1,927,685,919		2,442,676,580	(575,353,132)	1,867,323,448
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General
Basis of Presentation The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and nine-month periods ended September 30, 2021, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2020 Annual Report on Form 10-K.
Impact of the Coronavirus Disease 2019 (COVID-19) Pandemic The outbreak of COVID-19 and decreases in commodity prices resulting from oversupply, government-imposed travel restrictions and other constraints on economic activity caused a significant decline in the demand for our products and created disruptions and volatility in the global marketplace beginning late in the first quarter 2020, which negatively affected our results of operations and cash flows throughout 2020. While commodity prices and demand have largely recovered, jet fuel demand is not back to pre-pandemic levels. There continues to be uncertainty around the extent to which the COVID-19 pandemic may impact our future results, which could be material.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the nine months ended September 30, 2021 and 2020 are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)
(Millions of dollars)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
Balance at December 31, 2019	$(142)	$(8)	$—	$(4,840)	$(4,990)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	5	(5)	—	9	9
Reclassifications	—	—	—	474	474
Net Other Comprehensive Income (Loss)	5	(5)	—	483	483
Balance at September 30, 2020	$(137)	$(13)	$—	$(4,357)	$(4,507)

Balance at December 31, 2020	$(107)	$(10)	$—	$(5,495)	$(5,612)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(31)	(1)	(5)	563	526
Reclassifications(2) (3)	—	—	2	666	668
Net Other Comprehensive Income (Loss)	(31)	(1)	(3)	1,229	1,194
Balance at September 30, 2021	$(138)	$(11)	$(3)	$(4,266)	$(4,418)
(1)All amounts are net of tax.
(2) Refer to Note 14, Financial and Derivative Instruments for reclassified components of cash flow hedging.
(3) Refer to Note 8, Employee Benefits for reclassified components, including amortization of actuarial gains or losses, amortization of prior service costs and settlement losses, totaling $853 million that are included in employee benefit costs for the nine months ended September 30, 2021. Related income taxes for the same period, totaling $187 million, are reflected in “Income Tax Expense” on the Consolidated Statement of Income. All other reclassified amounts were insignificant.
.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 3. Information Relating to the Consolidated Statement of Cash Flows

	Nine Months Ended September 30
	2021	2020
	(Millions of dollars)
Distributions more (less) than income from equity affiliates includes the following:
Distributions from equity affiliates	$1,838	$1,209
(Income) loss from equity affiliates	(4,000)	1,040
Distributions more (less) than income from equity affiliates	$(2,162)	$2,249
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$(5,692)	$3,601
Decrease (increase) in inventories	(353)	201
Decrease (increase) in prepaid expenses and other current assets	(94)	632
Increase (decrease) in accounts payable and accrued liabilities	3,842	(3,609)
Increase (decrease) in income and other taxes payable	838	(846)
Net decrease (increase) in operating working capital	$(1,459)	$(21)
Net cash provided by operating activities includes the following cash payments:
Interest on debt (net of capitalized interest)	$427	$384
Income taxes	2,943	2,527
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$563	$1,912
Returns of investment from equity affiliates	23	67
Proceeds and deposits related to asset sales and returns of investment	$586	$1,979
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$(3)	$(2)
Marketable securities sold	2	37
Net sales (purchases) of marketable securities	$(1)	$35
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$—	$(3,925)
Repayment of loans by equity affiliates	389	2,491
Net repayment (borrowing) of loans by equity affiliates	$389	$(1,434)
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term obligations	$4,449	$8,863
Repayments of short-term obligations	(6,225)	(7,479)
Net borrowings (repayments) of short-term obligations with three months or less maturity	(1,851)	(1,990)
Net borrowings (repayments) of short-term obligations	$(3,627)	$(606)
Net sales (purchases) of treasury shares consists of the following gross and net amounts:
Shares issued for share-based compensation plans	$388	$206
Shares purchased under share repurchase and deferred compensation plans	(633)	(1,751)
Net sales (purchases) of treasury shares	$(245)	$(1,545)
Net contributions from (distributions to) noncontrolling interests consisted of the following gross amounts:
Distributions to noncontrolling interests	$(51)	$(10)
Contributions from noncontrolling interests	17	—
Net contributions from (distributions to) noncontrolling interests	$(34)	$(10)
The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The “Other” line in the Operating Activities section includes changes in postretirement benefits obligations and other long-term liabilities.
The company paid dividends of $1.34 per share of common stock in third quarter 2021. This compares to dividends of $1.29 per share paid in the year-ago corresponding period.
The major components of “Capital expenditures” and the reconciliation of this amount to the reported capital and exploratory expenditures, including equity affiliates, are presented in the following table:

	Nine Months Ended September 30
	2021	2020
	(Millions of dollars)
Additions to properties, plant and equipment	$5,087	$6,576
Additions to investments	309	86
Current-year dry hole expenditures	55	226
Payments for other assets and liabilities, net	(1)	(33)
Capital expenditures	5,450	6,855
Expensed exploration expenditures	302	322
Assets acquired through finance lease obligations and other financing obligations	49	49
Payments for other assets and liabilities, net	1	33
Capital and exploratory expenditures, excluding equity affiliates	5,802	7,259
Company’s share of expenditures by equity affiliates	2,258	3,063
Capital and exploratory expenditures, including equity affiliates	$8,060	$10,322
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At September 30		At December 31
	2021	2020	2020	2019
	(Millions of dollars)
Cash and cash equivalents	$5,998	$6,866	$5,596	$5,686
Restricted cash included in “Prepaid expenses and other current assets”	246	169	365	452
Restricted cash included in “Deferred charges and other assets”	781	756	776	773
Total cash, cash equivalents and restricted cash	$7,025	$7,791	$6,737	$6,911
Additional information related to restricted cash is included on page 19 in Note 13 under the heading “Restricted Cash.”
Note 4. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Nine Months Ended September 30
	2021	2020
	(Millions of dollars)
Sales and other operating revenues	$10,845	$6,757
Costs and other deductions	5,568	4,655
Net income attributable to TCO	$3,692	$1,483
Note 5. Summarized Financial Data — Chevron Phillips Chemical Company LLC
Chevron has a 50 percent equity ownership interest in Chevron Phillips Chemical Company LLC (CPChem). Summarized financial information for 100 percent of CPChem is presented in the table on the following page.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 30
	2021	2020
	(Millions of dollars)
Sales and other operating revenues	$10,414	$6,093
Costs and other deductions	7,972	5,179
Net income attributable to CPChem	$2,797	$877
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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Nine Months Ended September 30
	2021	2020
	(Millions of dollars)
Sales and other operating revenues	$85,002	$50,360
Costs and other deductions	81,553	54,221
Net income (loss) attributable to CUSA	$4,184	$(2,203)

	At September 30, 2021	At December 31, 2020
	(Millions of dollars)
Current assets	$19,081	$10,555
Other assets	47,219	48,054
Current liabilities	15,922	12,403
Other liabilities	21,877	14,102
Total CUSA net equity	$28,501	$32,104
Memo: Total debt	$15,009	$7,133
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The company’s primary country of operation is the United States of America, its country of domicile. Other components of the company’s operations are reported as “International” (outside the United States).
Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and nine-month periods ended September 30, 2021 and 2020, are presented in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Segment Earnings	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$1,962	$116	$4,349	$(1,709)
International	3,173	119	6,314	(1,225)
Total Upstream	5,135	235	10,663	(2,934)
Downstream
United States	1,083	141	1,729	(397)
International	227	151	425	782
Total Downstream	1,310	292	2,154	385
Total Segment Earnings	6,445	527	12,817	(2,549)
All Other
Interest expense	(160)	(153)	(517)	(471)
Interest income	8	7	28	43
Other	(182)	(588)	(1,758)	(1,901)
Net Income Attributable to Chevron Corporation	$6,111	$(207)	$10,570	$(4,878)
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. Segment assets at September 30, 2021, and December 31, 2020, are as follows:

	At September 30, 2021	At December 31, 2020
Segment Assets	(Millions of dollars)
Upstream
United States	$41,944	$42,431
International	140,044	144,476
Goodwill	4,402	4,402
Total Upstream	186,390	191,309
Downstream
United States	25,722	23,490
International	18,135	16,096
Total Downstream	43,857	39,586
Total Segment Assets	230,247	230,895
All Other
United States	4,412	4,017
International	5,289	4,878
Total All Other	9,701	8,895
Total Assets — United States	72,078	69,938
Total Assets — International	163,468	165,450
Goodwill	4,402	4,402
Total Assets	$239,948	$239,790

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and nine-month periods ended September 30, 2021 and 2020, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived primarily from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Sales and Other Operating Revenues	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$7,374	$3,367	$19,199	$10,377
International	11,262	5,911	29,568	19,478
Subtotal	18,636	9,278	48,767	29,855
Intersegment Elimination — United States	(3,520)	(1,916)	(9,631)	(6,148)
Intersegment Elimination — International	(3,141)	(1,661)	(8,277)	(5,223)
Total Upstream	11,975	5,701	30,859	18,484
Downstream
United States	15,984	8,147	40,749	24,568
International	15,496	10,649	40,683	29,341
Subtotal	31,480	18,796	81,432	53,909
Intersegment Elimination — United States	(558)	(307)	(1,524)	(1,899)
Intersegment Elimination — International	(384)	(230)	(1,110)	(1,001)
Total Downstream	30,538	18,259	78,798	51,009
All Other
United States	87	208	321	645
International	1	3	1	11
Subtotal	88	211	322	656
Intersegment Elimination — United States	(48)	(171)	(233)	(510)
Intersegment Elimination — International	(1)	(3)	(1)	(11)
Total All Other	39	37	88	135
Sales and Other Operating Revenues
United States	23,445	11,722	60,269	35,590
International	26,759	16,563	70,252	48,830
Subtotal	50,204	28,285	130,521	84,420
Intersegment Elimination — United States	(4,126)	(2,394)	(11,388)	(8,557)
Intersegment Elimination — International	(3,526)	(1,894)	(9,388)	(6,235)
Total Sales and Other Operating Revenues	$42,552	$23,997	$109,745	$69,628
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The company also sponsors other postretirement employee benefit (OPEB) plans that provide medical and dental benefits, as well as life insurance for some active and qualifying retired employees. The plans are unfunded, and the company and the retirees share the costs. For the company’s main U.S. medical plan, the increase to the pre-Medicare company contribution for retiree medical coverage is limited to no more than four percent each year. Certain life insurance benefits are paid by the company.
The components of net periodic benefit costs for 2021 and 2020 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Millions of dollars)		(Millions of dollars)
Pension Benefits
United States
Service cost	$112	$124	$337	$373
Interest cost	56	89	175	265
Expected return on plan assets	(145)	(163)	(439)	(488)
Amortization of prior service costs (credits)	—	—	1	1
Amortization of actuarial losses (gains)	68	96	245	288
Settlement losses	108	184	576	304
Total United States	199	330	895	743
International
Service cost	27	33	98	97
Interest cost	35	44	104	131
Expected return on plan assets	(42)	(52)	(131)	(155)
Amortization of prior service costs (credits)	2	2	6	7
Amortization of actuarial losses (gains)	11	12	35	33
Settlement losses	(1)	—	(1)	—
Total International	32	39	111	113
Net Periodic Pension Benefit Costs	$231	$369	$1,006	$856
Other Benefits*
Service cost	$11	$9	$32	$28
Interest cost	15	18	41	53
Amortization of prior service costs (credits)	(7)	(7)	(20)	(21)
Amortization of actuarial losses (gains)	3	1	11	3
Net Periodic Other Benefit Costs	$22	$21	$64	$63
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through September 30, 2021, a total of $1.4 billion was contributed to employee pension plans (including $1.3 billion to the U.S. plans). Total contributions for the full year are currently estimated to be up to $1.75 billion ($1.55 billion for the U.S. plans and $200 million for the international plans). Contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first nine months of 2021, the company contributed $107 million to its OPEB plans. The company anticipates contributing approximately $47 million during the remainder of 2021.
Note 9. Assets Held For Sale
At September 30, 2021, the company classified $1.98 billion of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2020 and the first nine months of 2021 were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 10. Income Taxes
The income tax expense increased between quarterly periods from $165 million in 2020 to $1.94 billion in 2021. The company's income before income tax expense increased $8.10 billion from a loss of $44 million in 2020 to income of $8.06 billion in 2021, primarily due to higher realizations, upstream sales volumes and downstream margins. The company’s effective tax rate changed between quarterly periods from negative 375 percent in 2020 to 24 percent in 2021. The change in the effective tax rate is mainly due to the consequence of mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions and the absence of a one-time tax charge in an international location.
The income tax expense increased between the nine-month periods from a benefit of $1.59 billion in 2020 to a charge of $4.05 billion in 2021. This increase is a direct result of the company’s income before income tax expense increasing $21.15 billion, from a loss of $6.50 billion in 2020 to income of $14.65 billion in 2021. The increase in income is primarily due to higher crude oil realizations, the absence of second quarter 2020 impairments and write-offs and higher upstream sales volumes, partially offset by lower asset sale gains. The company’s effective tax rate changed between nine-month periods from 24 percent in 2020 to 28 percent in 2021. The change in effective tax rate is primarily a consequence of mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions and unfavorable tax items.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of September 30, 2021. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2013, Nigeria — 2007, Australia — 2009, Kazakhstan — 2012 and Saudi Arabia — 2015.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Other Contingencies Governmental and other entities in various jurisdictions across the United States have filed legal proceedings against fossil fuel producing companies, including Chevron, purporting to seek legal and equitable relief related to climate change. Further such proceedings are likely to be filed by other parties. The unprecedented legal theories set forth in these proceedings entail the possibility of damages liability and injunctions, including, without limitation, injunctions against the production of all fossil fuels, that, while we believe remote, could have a material adverse effect on the company’s results of operations and financial condition. Management believes that these proceedings are legally and factually meritless and detract from constructive efforts to address the important policy issues presented by climate change, and will vigorously defend against such proceedings.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2021, and December 31, 2020, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At September 30, 2021				At December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$34	$34	$—	$—	$31	$31	$—	$—
Derivatives - not designated	494	494	—	—	74	37	37	—
Total Assets at Fair Value	$528	$528	$—	$—	$105	$68	$37	$—
Derivatives - not designated	281	144	137	—	173	58	115	—
Derivatives - designated	4	4	—	—	—	—	—	—
Total Liabilities at Fair Value	$285	$148	$137	$—	$173	$58	$115	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at September 30, 2021.
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
Assets and liabilities carried at fair value at September 30, 2021, and December 31, 2020, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $6.0 billion and $5.6 billion at September 30, 2021, and December 31, 2020, respectively. The fair values of cash and cash equivalents are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
classified as Level 1 and reflect the cash that would have been received if the instruments were settled at September 30, 2021.
Restricted Cash had a carrying/fair value of $1.0 billion and $1.1 billion at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream decommissioning activities and other corporate and tax items, which are reported in “Prepaid expenses and other current assets” and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term debt, purchase price fair value adjustments and finance lease obligations, of $26.9 billion and $30.8 billion at September 30, 2021, and December 31, 2020, respectively. The fair value of long-term debt for the company was $29.6 billion and $34.4 billion at September 30, 2021 and December 31, 2020, respectively. Long-term debt primarily includes corporate issued bonds, classified as Level 1 and are $28.5 billion for the period. The fair value of other long-term debt classified as Level 2 is $1.1 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at September 30, 2021, and December 31, 2020, were not material.
The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2021, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At September 30, 2021
					Before - Tax Loss
					Three Months Ended	Nine Months Ended
	Total	Level 1	Level 2	Level 3
Properties, plant and equipment, net (held and used)	$—	$—	$—	$—	$—	$—
Properties, plant and equipment, net (held for sale)	—	—	—	—	—	—
Investments and advances	16	—	—	16	5	26
Total Assets at Fair Value	$16	$—	$—	$16	$5	$26
Properties, plant and equipment The company did not have any impairments of long-lived assets measured at fair value on a nonrecurring basis to report.
Investments and advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in third quarter 2021. At September 30, 2021, the company had assets measured at fair value Level 3 using unobservable inputs of $16 million.
Note 14. Financial and Derivative Instruments
The company’s commodity derivative instruments principally include crude oil, natural gas, liquefied natural gas and refined product futures, swaps, options and forward contracts. The company applies cash flow hedge accounting to certain commodity transactions, where appropriate, to manage the market price risk associated with forecasted sales of crude oil. The company’s derivatives are not material to the company’s consolidated financial position, results of operations or liquidity. The company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities.
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
Derivative instruments measured at fair value at September 30, 2021, and December 31, 2020, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Balance Sheet: Fair Value of Derivatives (Millions of dollars)
Type of Contract	Balance Sheet Classification	At September 30, 2021	At December 31, 2020
Commodity	Accounts and notes receivable, net	$404	$73
Commodity	Long-term receivables, net	90	1
Total Assets at Fair Value		$494	$74
Commodity	Accounts payable	$277	$172
Commodity	Deferred credits and other noncurrent obligations	8	1
Total Liabilities at Fair Value		$285	$173

Consolidated Statement of Income: The Effect of Derivatives (Millions of dollars)
Type of		Gain / (Loss) Three Months Ended September 30		Gain / (Loss) Nine Months Ended September 30
Contract	Statement of Income Classification	2021	2020	2021	2020
Commodity	Sales and other operating revenues	$203	$38	$(339)	$283
Commodity	Purchased crude oil and products	(21)	(7)	(45)	(31)
Commodity	Other income	(8)	6	(43)	3
		$174	$37	$(427)	$255
In the nine months ending September 30, 2021, cash flow hedging contracts decreased Sales and other operating revenues by $2 million compared with no impact in the same period of the prior year. At September 30, 2021, pre-tax deferred losses in Accumulated Other Comprehensive Losses related to outstanding crude oil price hedging contracts were $4 million, of which all is expected to be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.
The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at September 30, 2021, and December 31, 2020.

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities (Millions of dollars)
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At September 30, 2021
Derivative Assets - not designated	$3,537	$3,043	$494	$—	$494
Derivative Liabilities - not designated	$3,324	$3,043	$281	$—	$281
Derivative Liabilities - designated	$4	$—	$4	$—	$4
At December 31, 2020
Derivative Assets - not designated	$818	$744	$74	$—	$74
Derivative Liabilities - not designated	$917	$744	$173	$—	$173
Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for “a right of offset.”
Note 15. Revenue
“Sales and other operating revenue” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $11.2 billion and $7.6 billion at September 30, 2021, and December 31, 2020, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of ASC 606.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 16. Financial Instruments - Credit Losses
Chevron’s expected credit loss allowance balance was $717 million as of September 30, 2021 and $671 million as of December 31, 2020, with a majority of the allowance relating to non-trade receivable balances.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $14.6 billion as of September 30, 2021, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring prepayments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days.
Chevron's non-trade receivable balance was $3.3 billion as of September 30, 2021, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid as per contract terms or not yet due are subject to the statistical analysis described above while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk. Equity affiliate loans are also considered non-trade and associated allowances of $560 million are included within Investments and Advances on the Consolidated Balance Sheet at both December 31, 2020, and September 30, 2021.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter 2021 Compared with Third Quarter 2020
And Nine Months 2021 Compared with Nine Months 2020
Key Financial Results

Earnings by Business Segment
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$1,962	$116	$4,349	$(1,709)
International	3,173	119	6,314	(1,225)
Total Upstream	5,135	235	10,663	(2,934)
Downstream
United States	1,083	141	1,729	(397)
International	227	151	425	782
Total Downstream	1,310	292	2,154	385
Total Segment Earnings	6,445	527	12,817	(2,549)
All Other	(334)	(734)	(2,247)	(2,329)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$6,111	$(207)	$10,570	$(4,878)

(1) Includes foreign currency effects.	$305	$(188)	$346	$(111)
(2) Income (loss) net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for third quarter 2021 was $6.11 billion ($3.19 per share — diluted), compared with a loss of $207 million ($(0.12) per share — diluted) in the corresponding 2020 period. The net income attributable to Chevron Corporation for the first nine months of 2021 was $10.57 billion ($5.51 per share — diluted), compared with a loss of $4.88 billion ($(2.63) per share — diluted) in the first nine months of 2020.
Upstream reported earnings of $5.14 billion in third quarter 2021 compared with $235 million in the corresponding 2020 period. The quarterly increase was primarily due to higher realizations and higher sales volumes. Earnings for the first nine months of 2021 were $10.66 billion compared with a loss of $2.93 billion a year earlier. The increase was primarily due to higher realizations, the absence of second quarter 2020 impairments and write-offs, and higher sales volumes partially offset by the absence of 2020 favorable tax items and lower gains from asset sales.
Downstream reported earnings of $1.31 billion in third quarter 2021 compared with $292 million in the corresponding 2020 period primarily due to higher margins on refined product sales, higher equity earnings from 50 percent-owned Chevron Phillips Chemical Company LLC (CPChem), and higher sales volumes. Earnings for the first nine months of 2021 were $2.15 billion compared with $385 million in the corresponding 2020 period. The increase was primarily due to higher equity earnings from 50 percent-owned CPChem, higher sales volumes and lower operating expenses.
Refer to pages 27 through 29 for additional discussion of results by business segment and “All Other” activities for the third quarter and first nine months 2021 versus the same periods in 2020.
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
_____________________
* Incorporated in Delaware in 1926 as Standard Oil Company of California, the company adopted the name Chevron Corporation in 1984 and ChevronTexaco Corporation in 2001. In 2005, ChevronTexaco Corporation changed its name to Chevron Corporation. As used in this report, the term “Chevron” and such terms as “the company,” “the corporation,” “our,” “we,” “us” and “its” may refer to Chevron Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole, but unless stated otherwise they do not include “affiliates” of Chevron — i.e., those companies generally owned 50 percent or less. All of these terms are used for convenience only and are not intended as a precise description of any of the separate companies, each of which manages its own affairs.

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
The company will continue to develop oil and gas resources to meet customers’ demand for energy. At the same time, Chevron believes that the future of energy is lower carbon. As such, the company will continue to maintain flexibility in its portfolio to be responsive to changes in policy, technology, and customer preferences. The company’s strategy seeks to combine a high-return, low-growth, lower carbon-intensity traditional oil and gas business with faster-growing, profitable, lower carbon new energy businesses that leverage the company’s strengths. Chevron aims to lower the carbon intensity of its operations and grow lower carbon businesses in renewable fuels, hydrogen, carbon capture and offsets. To grow its lower carbon businesses, Chevron plans to target sectors of the economy where emissions are harder to abate or that cannot be easily electrified, while leveraging the company’s capabilities, assets and customer relationships.
In March 2021, the company announced its 2028 Upstream production greenhouse gas (GHG) intensity targets and its anticipated spending, as disclosed in the company’s Form 10-Q for the quarter ended March 31, 2021. In October 2021, the company announced its aspiration to achieve net zero for Upstream production Scope 1 and 2 GHG emissions on an equity basis by 2050. The company believes accomplishing this aspiration depends on, among other things, partnerships with multiple stakeholders, continuing progress on commercially viable technology, government policy, successful negotiations for carbon capture and storage and nature-based projects, availability of cost-effective, verifiable offsets in the global market, and granting of necessary permits by governing authorities. The company also introduced a portfolio carbon intensity (PCI) metric, which is a measure of the carbon intensity across the full value chain of Chevron’s entire business. This metric encompasses the company’s Upstream and Downstream business and includes Scope 1 (direct emissions), Scope 2 (indirect emissions from imported electricity and steam), and certain Scope 3 (primarily emissions from use of sold products). The company’s PCI target is 71 grams (g) carbon dioxide equivalent (CO2e) per megajoules (MJ) by 2028, a greater than five percent reduction from 2016.
In September 2021, the company increased its planned capital spend to approximately $10 billion through 2028 to advance its lower carbon strategy, which includes approximately $2 billion to lower the carbon intensity of its operations, and approximately $8 billion for lower carbon investments in renewable fuels, hydrogen and carbon capture and offsets.
Response to Market Conditions and COVID-19 The outbreak of COVID-19 caused a significant decrease in demand for our products and created disruptions and volatility in the global marketplace beginning late in the first quarter 2020. While commodity prices and demand have largely recovered, jet fuel demand is still not back to pre-pandemic levels.
During the third quarter of 2021, the availability of vaccines around the world improved and business activity increased. Nevertheless, some countries face a resurgence of the virus and its variants that could impact demand for our products, workforce availability, logistics and materials movement and pose a risk to our business. We continue to take precautionary measures to reduce the risk of exposure to and spread of the COVID-19 virus in our operations through screening, testing and, when appropriate, quarantining personnel upon arrival to our operated facilities.
Despite the challenges posed by the pandemic, progress continues on the Future Growth Project / Wellhead Pressure Management Project (FGP/WPMP) at TCO. Staffing has returned to targeted levels and at the end of October 2021, 85 percent of the TCO workforce on-site was fully vaccinated. COVID-19 testing and isolation protocols remain in place to minimize the spread of the virus.
Demand for some refined products, primarily jet fuel, has continued to be below pre-COVID-19 levels as a result of travel restrictions and other constraints implemented in many countries to combat the spread of

COVID-19. Chevron continued to take steps to maximize diesel and motor gasoline production, given the decline in jet fuel demand, to align with the global recovery. Chevron’s total refined product sales were up approximately 13 percent year-over-year in the third quarter 2021, but were down approximately 3 percent from the same period in 2019, primarily due to lower jet fuel sales. Refining crude utilization was approximately 80 percent in the third quarter 2021.
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
Comments related to earnings trends for the company’s major business areas are as follows:
Upstream Earnings for the upstream segment are closely aligned with industry prices for crude oil and natural gas. Crude oil and natural gas prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry production and inventory levels, technology advancements, production quotas or other actions imposed by OPEC+ countries, actions of regulators, weather-related damage and disruptions, competing fuel prices, natural and human causes beyond the company’s control such as the COVID-19 pandemic, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty. Any of these factors could also inhibit the company’s production capacity in an affected region. The company closely monitors developments in the countries in which it operates and holds investments and seeks to manage risks in operating its facilities and businesses.
The longer-term trend in earnings for the upstream segment is also a function of other factors, including the company’s ability to find or acquire and efficiently produce crude oil and natural gas, changes in fiscal terms of contracts, and changes in tax, environmental and other applicable laws and regulations.
The company is actively managing its schedule of work, contracting, procurement, and supply chain activities to effectively manage costs and ensure supply chain resiliency and continuity in support of operational goals. Third party costs for capital, exploration, and operating expenses can be subject to external factors beyond the company’s control including, but not limited to: global and local supply chain or distribution issues, the general level of inflation, tariffs or other taxes imposed on goods or services, and market based prices charged by the industry’s material and service providers. Chevron utilizes contracts with various pricing mechanisms, so there may be a lag before the company’s costs reflect the changes in market trends.
Prices for goods and services in various sectors have risen over the last 12 months. Some factors behind this trend include expectations of the timing and strength of the economic recovery, order backlogs and supply chain issues in shipping and trucking. Not all markets (industries or regions) have experienced the same price increases. As U.S. and international drilling activity continues to accelerate, continued upward market pressure is expected for oil and gas industry inputs (such as rigs, well services, etc.). Cost increases are likely to be correlated with rising rig counts by region. The pace of the economic recovery and shifting spending patterns may lead to more cross-industry competition for resources, which could impact the cost of certain non-oil and gas industry goods and services.
The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $42 per barrel for the full-year 2020. During the third quarter 2021, Brent averaged $74 per barrel and ended October at about $84. The WTI price averaged $39 per barrel for the full-year 2020. During the third quarter 2021, WTI averaged $71 per barrel and ended October at about $84. The majority of the company’s equity crude production is priced based on the Brent and WTI benchmarks. Crude prices have increased in the third quarter of 2021 driven by continued supply management by OPEC+ and demand recovery due to easing of COVID-19 restrictions. (See page 33 for the company’s average U.S. and international crude oil sales prices).
In contrast to price movements in the global market for crude oil, price changes for natural gas are more closely aligned with seasonal supply/demand and infrastructure conditions in local markets. In the United States, prices at Henry Hub averaged $3.52 per thousand cubic feet (MCF) for the first nine months of 2021, compared with $1.88 during the first nine months of 2020. At the end of October 2021, the Henry Hub spot price was $5.62 per MCF.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. The company’s long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG assets is committed under binding long-term contracts, with some sold in the Asian spot LNG market. International natural gas realizations averaged $5.30 per MCF during the first nine months of 2021, compared with $4.71 per MCF in the same period last year. (See page 33 for the company’s average natural gas sales prices for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first nine months of 2021 averaged 3.09 million barrels per day, a 2 percent increase from the first nine months of 2020. About 26 percent of the company’s net oil-equivalent production in the first nine months of 2021 occurred in OPEC+ member countries of Angola, Equatorial Guinea, Kazakhstan, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait and Republic of Congo.
Refer to the “Results of Operations” section on page 27 for additional discussion of the company’s upstream business.
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
Refer to the “Results of Operations” section beginning on page 28 for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Operating Developments
Noteworthy operating developments in recent months included the following:
•Finland – Announced an agreement to acquire Neste Oyj’s Group III base oil business, including its related sales and marketing business, and brand NEXBASETM.
•United States – Invested in several lower-carbon technologies, including Raven SR Inc. (modular waste-to-green hydrogen and renewable synthetic fuel facilities), Sapphire Technologies (waste energy recovery systems), Hydrogenious LOHC Technologies (liquid organic hydrogen carriers), gr3n SA (plastics recycling technology) and Malta Inc. (thermal energy storage).
•United States – Announced the second expansion of its joint venture, Brightmark RNG Holdings LLC, to own projects across the United States to produce and market dairy biomethane, a renewable natural gas.
•United States – Announced a memorandum of understanding of a proposed 50/50 joint venture with Bunge North America, Inc., to help meet the demand for renewable fuels and to develop lower carbon intensity feedstocks.
•United States – Announced a memorandum of understanding with Delta Air Lines and Google to track sustainable aviation fuel test batch emissions data using cloud-based technology.
•United States – Announced a collaboration agreement with Caterpillar Inc. to develop hydrogen demonstration projects in transportation and stationary power applications, including prime power.
•United States – Announced a letter of intent with Gevo, Inc. to jointly invest in building and operating one or more new facilities that process inedible corn to produce sustainable aviation fuel.
•United States – Announced agreement on a framework to acquire an equity interest in ACES Delta, LLC that owns the Advanced Clean Energy Storage project. This project aims to produce, store and transport green hydrogen at utility scale.
•United States – Acquired an equity interest in American Natural Gas LLC and its network of 60 compressed natural gas stations across the United States to grow its renewable natural gas value chain.
•United States – Announced a framework with Enterprise Product Partners L.P. to study and evaluate opportunities for carbon dioxide capture, utilization, and storage from their respective business operations in the U.S. Midcontinent and Gulf Coast.

Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 7, beginning on page 11, for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Millions of dollars)
U.S. Upstream Earnings	$1,962	$116	$4,349	$(1,709)
U.S. upstream reported earnings of $1.96 billion in third quarter 2021, compared with $116 million from a year earlier. The increase was primarily due to higher crude oil realizations of $1.28 billion and higher sales volumes of $490 million. Gains on assets sales of $200 million during the quarter also contributed to the improvement between periods.
U.S. upstream reported earnings of $4.35 billion for the first nine months of 2021, compared with a loss of $1.71 billion from a year earlier. The increase was due to higher crude oil realizations of $3.47 billion, the absence of 2020 impairments and write-offs of $1.19 billion and higher crude oil sales volumes of $1.04 billion.
The average realization per barrel for U.S. crude oil and natural gas liquids in third quarter 2021 was $58, compared with $31 a year earlier. The average realization per barrel for U.S. crude oil and natural gas liquids in the first nine months of 2021 was $53, compared with $30 a year earlier. The average natural gas realization in third quarter 2021 was $3.25 per thousand cubic feet, compared with $0.89 in the 2020 period. The average natural gas realization in the first nine months of 2021 was $2.53 per thousand cubic feet, compared with $0.77 in the comparable 2020 period.
Net oil-equivalent production of 1.13 million barrels per day in third quarter 2021 was up 145,000 barrels per day, or 15 percent, from a year earlier. The increase was due to an additional 224,000 barrels per day of production from the Noble Energy acquisition, partially offset by a 69,000 barrels per day decrease related to the Appalachian asset sale. Net oil-equivalent production of 1.11 million barrels per day in the first nine months of 2021 was up 101,000 barrels per day, or 10 percent, from a year earlier. The increase was due to an additional 220,000 barrels per day of production from the Noble Energy acquisition, partially offset by a 68,000 barrels per day decrease related to the Appalachian asset sale and lower production in the base business.
The net liquids component of oil-equivalent production of 842,000 barrels per day in third quarter 2021 was up 15 percent from the corresponding 2020 period. The net liquids component of oil-equivalent production of 834,000 barrels per day in the 2021 nine-month period was up 10 percent from the 2020 period. Net natural gas production increased 13 percent to 1.71 billion cubic feet per day in third quarter 2021 from the 2020 comparative period. Net natural gas production was 1.68 billion cubic feet per day in the first nine months of 2021, an increase of 11 percent from the 2020 period.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Millions of dollars)
International Upstream Earnings*	$3,173	$119	$6,314	$(1,225)

* Includes foreign currency effects	$285	$(107)	$311	$99
International upstream reported earnings of $3.17 billion in third quarter 2021, compared with $119 million a year ago. The increase in earnings was primarily due to higher realizations of $2.48 billion and higher sales volumes of $370 million. Foreign currency effects had a favorable impact on earnings of $392 million between periods.

International upstream reported earnings of $6.31 billion in the first nine months of 2021 compared with a loss of $1.23 billion a year earlier. The increase was primarily due to higher realizations of $4.82 billion, along with the absence of second quarter 2020 impairments and write-offs of $3.59 billion and severance charges of $290 million, partially offset by the absence of favorable 2020 tax impacts of $820 million and asset sales gains of $550 million. Foreign currency effects had a favorable impact on earnings of $212 million between periods.
The average realization per barrel of crude oil and natural gas liquids in third quarter 2021 was $68, compared with $39 a year earlier. The average realization per barrel of crude oil and natural gas liquids in the first nine months of 2021 was $62, compared with $35 a year earlier. The average natural gas realization in third quarter 2021 was $6.28 per thousand cubic feet, compared with $3.89 in the 2020 period. The average natural gas realization in the first nine months of 2021 was $5.30 per thousand cubic feet, compared with $4.71 in the 2020 period.
International net oil-equivalent production of 1.91 million barrels per day in third quarter 2021 increased 55,000 barrels per day from the corresponding 2020 period. Higher production was driven by 158,000 barrels per day from the Noble Energy acquisition and lower production curtailments, which were partially offset by unfavorable entitlement effects, normal field declines, and operational impacts mainly from the planned turnaround at Tengizchevroil. International net oil-equivalent production of 1.98 million barrels per day in the first nine months of 2021 was down 26,000 barrels per day, or 1 percent, from a year earlier. The decrease is due to unfavorable entitlement effects, normal field declines and operational impacts, partially offset by 148,000 barrels per day associated with the Noble Energy acquisition.
The net liquids component of oil-equivalent production of 915,000 barrels per day in third quarter 2021 decreased 6 percent from the 2020 period. The net liquids component of oil-equivalent production of 976,000 barrels per day in the first nine months of 2021 decreased 9 percent from the 2020 period. Net natural gas production of 5.95 billion cubic feet per day in third quarter 2021 increased 13 percent from the 2020 period. Net natural gas production of 6.02 billion cubic feet per day in the first nine months of 2021 increased 7 percent from the 2020 period.
Downstream

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Millions of dollars)
U.S. Downstream Earnings	$1,083	$141	$1,729	$(397)
U.S. downstream reported earnings of $1.08 billion in third quarter 2021, compared with $141 million a year earlier. The increase was mainly due to higher margins on refined product sales of $550 million, higher earnings from the 50 percent-owned Chevron Phillips Chemical Company of $330 million, and higher sales volumes of $110 million.
U.S. downstream reported earnings of $1.73 billion for the first nine months of 2021 compared with a loss of $397 million a year earlier. The increase was primarily due to higher earnings from 50 percent-owned CPChem of $820 million, higher margins on refined product sales of $770 million, and higher sales volumes of $390 million.
Refinery crude oil input in third quarter 2021 increased 9 percent to 895,000 barrels per day and for the first nine months of 2021, crude oil input increased 15 percent to 911,000 barrels per day from the corresponding 2020 period. The increase for both comparative periods was due to the company's increased refinery runs in response to higher demand and the improved refining margin environment.
Refined product sales in third quarter 2021 were up 18 percent to 1.19 million barrels per day and for the first nine months of 2021, refined product sales were up 14 percent to 1.13 million barrels per days from the corresponding 2020 period. The increase for both comparative periods was mainly due to higher gasoline, jet fuel and diesel demand as travel restrictions associated with the COVID-19 pandemic continue to ease.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Millions of dollars)
International Downstream Earnings*	$227	$151	$425	$782

* Includes foreign currency effects	$123	$(49)	$183	$(12)
International downstream reported earnings of $227 million in third quarter 2021, compared with $151 million a year earlier. The increase in earnings was largely due to favorable foreign currency effects of $172 million between periods, partially offset by higher operating expenses of $90 million that were mostly related to transportation.
International downstream reported earnings of $425 million for the first nine months of 2021, compared with $782 million a year earlier. The decrease in earnings was largely due to lower margins on refined product sales of $700 million, partially offset by favorable tax items of $60 million and lower operating expenses of $60 million. Foreign currency effects had a favorable impact on earnings of $195 million between periods.
Refinery crude oil input of 584,000 barrels per day in third quarter 2021 increased 2 percent from the year-ago period. For the first nine months of 2021, crude oil input was 567,000 barrels per day, down 5 percent from the year-ago period.
Total refined product sales of 1.39 million barrels per day in third quarter 2021 were up 8 percent from the year-ago period, mainly due to higher gasoline and jet fuel demand. Total refined product sales for the first nine months of 2021 of 1.31 million barrels per day were up 8 percent from the year-ago period, mainly due to the end of second quarter 2020 acquisition of Puma Energy (Australia) Holdings Pty Ltd. and higher diesel and gasoline demand, partially offset by lower jet fuel.
All Other

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Millions of dollars)
Earnings/(Charges)*	$(334)	$(734)	$(2,247)	$(2,329)

* Includes foreign currency effects	$(103)	$(32)	$(148)	$(198)
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in third quarter 2021 were $334 million, compared to $734 million a year earlier. The decrease in net charges between periods was mainly due to favorable tax items and lower corporate charges. Foreign currency effects increased net charges by $71 million between periods.
Net charges for the first nine months of 2021 were $2.25 billion, compared with $2.33 billion a year earlier. The change between periods was mainly due to lower corporate charges, the absence of second quarter 2020 severance charges and favorable tax items, partially offset by higher employee benefit and pension settlement costs. Foreign currency effects decreased net charges by $50 million between periods.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Millions of dollars)
Sales and other operating revenues	$42,552	$23,997	$109,745	$69,628
Sales and other operating revenues increased $18.6 billion for the third quarter and $40.1 billion for the nine-month period mainly due to higher refined product, crude oil and natural gas prices and sales volumes.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Millions of dollars)
Income from equity affiliates	$1,647	$510	$4,000	$(1,040)
Income from equity affiliates in the third quarter and nine-month period increased mainly due to higher upstream-related earnings from TCO in Kazakhstan and Angola LNG and higher downstream-related earnings from CPChem and GS Caltex in South Korea. Results for the nine-month period also improved due to the absence of the full impairment of Petropiar and Petroboscan in Venezuela in 2020.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Millions of dollars)
Other income (loss)	$511	$(56)	$591	$858
Other income for the third quarter increased due to a favorable swing in foreign currency effects and higher gains on asset sales, partially offset by lower non-operating revenue. Other income for the nine-month period decreased due to lower gains on asset sales and lower non-operating revenue, partially offset by a favorable swing in foreign currency effects.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Millions of dollars)
Purchased crude oil and products	$23,834	$13,448	$62,031	$37,101
Purchased crude oil and products increased $10.4 billion for the third quarter and $24.9 billion for the nine-month period primarily due to higher crude oil, natural gas and refined product prices and higher refined product volumes.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Millions of dollars)
Operating, selling, general and administrative expenses	$6,010	$5,436	$17,962	$18,509
Operating, selling, general and administrative expenses in the third quarter increased $574 million primarily due to higher services and fees, transportation expenses and materials and supplies. Operating, selling, general and administrative expenses decreased $547 million in the nine-month period primarily due to lower employee expenses associated with the absence of 2020 severance accruals.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Millions of dollars)
Exploration expenses	$158	$117	$357	$1,170
Exploration expenses in the third quarter increased primarily due to higher charges for well write-offs. Exploration expenses in the nine-month period decreased primarily due to lower charges for well write-offs.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Millions of dollars)
Depreciation, depletion and amortization	$4,304	$4,017	$13,112	$15,022
Depreciation, depletion and amortization expenses for the third quarter increased primarily due to higher production. Depreciation, depletion and amortization expenses for the nine-month period decreased primarily due to the absence of second quarter 2020 impairment charges, partially offset by higher rates and production.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Millions of dollars)
Taxes other than on income	$2,075	$1,091	$5,061	$3,223
Taxes other than on income increased for the third quarter and nine-month period mainly due to higher regulatory expenses, taxes on production and excise taxes.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Millions of dollars)
Interest and debt expense	$174	$164	$557	$498
Interest and debt expenses for the third quarter and the nine-month period increased mainly due to interest expense associated with debt acquired in the Noble Energy acquisition.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Millions of dollars)
Other components of net periodic benefit costs	$100	$222	$602	$419
Other components of net periodic benefit costs for the third quarter decreased due to lower pension settlement costs as fewer lump-sum pension distributions were made in the current quarter. Other components of net periodic benefit costs for the nine-month period increased due to higher pension settlement costs as a large number of lump-sum pension distributions were made following last year's restructuring.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Millions of dollars)
Income tax expense/(benefit)	$1,940	$165	$4,047	$(1,591)
The increase in income tax expense for the third quarter 2021 of $1.78 billion is consistent with the increase in total income before tax for the company of $8.10 billion.
U.S. income before tax increased from a loss of $662 million in third quarter 2020 to income of $3.04 billion in third quarter 2021. This $3.70 billion increase in income was primarily driven by higher crude oil realizations, higher downstream margins and an increase in upstream sales volumes. The increase in income had a direct impact on the company’s U.S. income tax resulting in an increase to tax expense of $538 million between year-over-year periods, from a tax benefit of $183 million in 2020 to a charge of $355 million in 2021.

International income before tax increased from $618 million in third quarter 2020 to $5.02 billion in third quarter 2021. This $4.40 billion increase in income was primarily driven by higher realizations and higher upstream sales volumes. The increased income primarily drove the $1.24 billion increase in international income tax expense between year-over-year periods, from $348 million in 2020 to $1.59 billion in 2021.
The company's increase in income tax expense for the first nine months of 2021 of $5.64 billion was primarily due to the increase in the total before-tax income in 2021 of $21.15 billion.
U.S. income before tax increased between the nine-month periods, from a loss of $5.70 billion in 2020 to income of $4.62 billion in 2021. This increase in income was primarily driven by higher crude oil realizations, the absence of 2020 impairments and write-offs, increase in upstream sales volumes and higher downstream margins. The increase in income had a direct impact on the company’s U.S. income tax resulting in an increase in tax expense of $2.02 billion between the nine-month periods, from a benefit of $1.25 billion in 2020 to a charge of $770 million in 2021.
International income before tax increased for the nine-month periods, from a loss of $799 million in 2020 to income of $10.04 billion in 2021. This increase in income was primarily driven by higher realizations and the absence of 2020 impairments and write-offs, partially offset by the absence of 2020 asset sale gains and lower refined product sales margins. The increase in income and absence of various favorable international tax items primarily drove the $3.61 billion increase in international income tax expense between year-over-year periods, from a benefit of $337 million in 2020 to a charge of $3.28 billion in 2021.
Additional information related to the company’s effective income tax rate is included in Note 10 to the Consolidated Financial Statements.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	842	731	834	760
Net natural gas production (MMCFPD)(3)	1,708	1,507	1,677	1,511
Net oil-equivalent production (MBOEPD)	1,127	982	1,113	1,012
Sales of natural gas (MMCFPD)	4,076	3,776	3,922	4,000
Sales of natural gas liquids (MBPD)	188	205	181	203
Revenue from net production
Liquids ($/Bbl)	$57.81	$31.33	$53.33	$29.53
Natural gas ($/MCF)	$3.25	$0.89	$2.53	$0.77
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	915	976	976	1,072
Net natural gas production (MMCFPD)(3)	5,952	5,257	6,023	5,609
Net oil-equivalent production (MBOEPD)(4)	1,907	1,852	1,980	2,006
Sales of natural gas (MMCFPD)	5,450	5,513	5,212	5,722
Sales of natural gas liquids (MBPD)	84	53	89	47
Revenue from liftings
Liquids ($/Bbl)	$67.92	$38.96	$61.77	$34.70
Natural gas ($/MCF)	$6.28	$3.89	$5.30	$4.71
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	3,034	2,834	3,093	3,018
U.S. Downstream
Gasoline sales (MBPD)(5)	671	603	652	577
Other refined product sales (MBPD)	517	401	481	420
Total refined product sales (MBPD)	1,188	1,004	1,133	997
Sales of natural gas liquids (MBPD)	23	25	27	25
Refinery input (MBPD)	895	820	911	789
International Downstream
Gasoline sales (MBPD)(5)	314	242	280	227
Other refined product sales (MBPD)	717	690	686	640
Share of affiliate sales (MBPD)	355	350	346	352
Total refined product sales (MBPD)	1,386	1,282	1,312	1,219
Sales of natural gas liquids (MBPD)	129	80	97	79
Refinery input (MBPD)	584	570	567	598
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	47	35	46	34
International	540	535	547	571
(4) Includes net production of synthetic oil:
Canada	51	35	55	52
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $6.0 billion at September 30, 2021 and $5.6 billion at year-end 2020. Cash provided by operating activities in the first nine months of 2021 was $19.7 billion, compared with $8.3 billion in the year-ago period. Cash capital and exploratory expenditures totaled $5.8 billion in the first nine months of 2021, down $1.5 billion from the year-ago period. Proceeds and deposits related to asset sales and returns of investment totaled $563 million and $23 million, respectively, in the first nine months of 2021, compared to $1.9 billion and $67 million, respectively, in the year-ago period.
Dividends The company paid dividends of $7.6 billion to common stockholders during the first nine months of 2021. In October 2021, the company declared a quarterly dividend of $1.34 per common share, payable in December 2021.
Debt and Finance Lease Liabilities Chevron’s total debt and finance lease liabilities were $37.3 billion at September 30, 2021, down from $44.3 billion at December 31, 2020, as the company repaid long-term notes that matured during the year, early retired long-term notes and the credit facility held by Noble Midstream Partners LP, and reduced borrowings under its commercial paper program. In October 2021, the company completed a tender offer, with the objective of lowering future interest expenses, and redeemed bonds with a book value of $3.4 billion; this resulted in a non-recurring after-tax loss on the extinguishment of debt of approximately $265 million, which will be reflected in fourth quarter 2021 results.
The company’s primary financing source for working capital needs is its commercial paper program. The outstanding balance for the company’s commercial paper program at September 30, 2021 was $2.0 billion. The company’s debt and finance lease liabilities due within one year, consisting primarily of commercial paper, redeemable long-term obligations and the current portion of long-term debt, totaled $8.5 billion at September 30, 2021, and $11.4 billion at December 31, 2020. Of these amounts, $8.2 billion was reclassified to long-term at the end of September 30, 2021. At December 31, 2020, $9.8 billion was reclassified to long-term. At September 30, 2021, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At September 30, 2021, the company had $9.825 billion in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities allow the company to convert any amounts outstanding into a term loan for a period of up to one year. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at September 30, 2021. In addition, the company has an automatic shelf registration statement that expires in August 2023 for an unspecified amount of nonconvertible debt securities issued by Chevron Corporation or CUSA.
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
Summarized Financial Information for Guarantee of Securities of Subsidiaries CUSA issued bonds that are fully and unconditionally guaranteed on an unsecured basis by Chevron Corporation (together, the “Obligor Group”). The tables below contain summary financial information for Chevron Corporation, as Guarantor, excluding its consolidated subsidiaries, and CUSA, as the issuer, excluding its consolidated subsidiaries. The summary financial information of the Obligor Group is presented on a combined basis, and transactions between the combined entities have been eliminated. Financial information for non-guarantor entities has been excluded.

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$62,544	$49,636
Sales and other operating revenues - related party	20,094	17,044
Total costs and other deductions	61,170	57,575
Total costs and other deductions - related party	20,506	14,052
Net income (loss)	$3,576	$(1,610)

	At September 30, 2021	At December 31, 2020
	(Millions of dollars) (unaudited)
Current assets	$14,013	$9,196
Current assets - related party	11,352	5,719
Other assets	47,840	48,993
Current liabilities	22,397	20,965
Current liabilities - related party	70,565	55,273
Other liabilities	38,344	34,983
Total net equity (deficit)	$(58,101)	$(47,313)
Common Stock Repurchase Program On February 1, 2019, the company announced that the Board of Directors authorized a new stock repurchase program with a maximum dollar limit of $25 billion and no set term limits. As of September 30, 2021, the company had purchased 54.9 million shares for $6.1 billion, resulting in $18.9 billion remaining under the authorized program. After suspending the stock repurchase program on March 24, 2020 in response to market conditions, the company announced the resumption of the stock repurchase program on July 30, 2021 at an expected rate of $2-3 billion per year. In the third quarter 2021, the company repurchased 6.3 million shares for $625 million.
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
Noncontrolling Interests The company had noncontrolling interests of $0.9 billion at September 30, 2021 and $1.0 billion at December 31, 2020. The decrease was primarily due to the acquisition of all of the publicly held common units representing limited partner interests in Noble Midstream Partners LP not already owned by Chevron and its affiliates. Included within noncontrolling interests is $131 million at September 30, 2021 and $120 million at December 31, 2020 of redeemable noncontrolling interest associated with Noble Midstream.

Financial Ratios and Metrics

	At September 30, 2021	At December 31, 2020
Current Ratio (1)	1.3	1.2
Debt Ratio	21.6%	25.2%
Net Debt Ratio (2)	18.7%	22.7%
(1) At September 30, 2021, the book value of inventory was lower than replacement cost.
(2) Net Debt Ratio for September 30, 2021 is calculated as short-term debt of $0.3 billion plus long-term debt of $37.1 billion (together, “total debt”) less cash and cash equivalents of $6.0 billion and marketable securities of $34 million as a percentage of total debt less cash and cash equivalents and marketable securities, plus Chevron Corporation Stockholders’ Equity of $135.9 billion. For the December 31, 2020 calculation, please refer to page 46 of Chevron’s 2020 Annual Report on Form 10-K.

	Nine Months Ended September 30
	2021	2020
	(Millions of dollars)
Net cash provided by operating activities	$19,729	$8,339
Less: Capital expenditures	(5,450)	(6,855)
Free Cash Flow	$14,279	$1,484
Pension Obligations Information related to pension plan contributions is included on page 14 in Note 8 to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $8.1 billion in the first nine months of 2021, compared with $10.3 billion in the corresponding 2020 period. The amounts included the company’s share of affiliates’ expenditures of $2.3 billion and $3.1 billion in the 2021 and 2020 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first nine months of 2021 were $6.7 billion, representing 84 percent of the company wide total. In October, the company updated its expectation for 2021 organic capital expenditure spending to $12-13 billion, down from the original estimate of $14 billion.

Capital and Exploratory Expenditures by Major Operating Area
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(Millions of dollars)
United States
Upstream	$1,135	$904	$3,258	$3,932
Downstream	295	296	801	750
All Other	53	44	136	183
Total United States	1,483	1,244	4,195	4,865
International
Upstream	1,179	1,119	3,475	4,499
Downstream	105	228	377	949
All Other	3	1	13	9
Total International	1,287	1,348	3,865	5,457
Worldwide	$2,770	$2,592	$8,060	$10,322
Contingencies and Significant Litigation
MTBE Information related to methyl tertiary butyl ether (MTBE) matters is included on page 15 in Note 11 to the Consolidated Financial Statements under the heading “MTBE.”
Ecuador Information related to Ecuador matters is included beginning on page 15 in Note 11 to the Consolidated Financial Statements under the heading “Ecuador.”
Income Taxes Information related to income tax contingencies is included beginning on page 15 in Note 10 and page 16 in Note 12 to the Consolidated Financial Statements under the heading “Income Taxes.”

Guarantees Information related to the company’s guarantees is included on page 16 in Note 12 to the Consolidated Financial Statements under the heading “Guarantees.”
Indemnifications Information related to indemnifications is included on page 16 in Note 12 to the Consolidated Financial Statements under the heading “Indemnifications.”
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
Other Contingencies Information related to the company’s other contingencies is included on page 17 in Note 12 to the Consolidated Financial Statements under the heading “Other Contingencies.”
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the nine months ended September 30, 2021, does not differ materially from that discussed under Item 7A of Chevron’s 2020 Annual Report on Form 10-K.
Item 4.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2021.
(b) Changes in internal control over financial reporting
During the quarter ended September 30, 2021, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1.Legal Proceedings
Governmental Proceedings The following is a description of legal proceedings that involve governmental authorities as a party and the company reasonably believes would result in $1,000,000 or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to third quarter 2021 and any material developments with respect to matters previously reported in Chevron’s 2020 Annual Report on Form 10-K.
As previously disclosed, the United States Department of Justice and the United States Environmental Protection Agency notified Noble Energy, Inc., Noble Midstream Partners LP and Noble Midstream Services, LLC of potential penalties for alleged Clean Water Act violations at two facilities in Weld County, Colorado relating to a 2014 flood event and requirements for a Spill Prevention and Countermeasures Plan and Facility Response Plan. The parties have negotiated a resolution of these issues with the agencies, which was approved by the U.S. District Court, District of Colorado on September 28, 2021. Resolution of these alleged violations resulted in the payment of a civil penalty of $1,000,000.
Other Proceedings Information related to legal proceedings, including Ecuador, is included beginning on page 15 in Note 11 to the Consolidated Financial Statements.

Item 1A.Risk Factors
Some inherent risks could materially impact the company’s financial results of operations or financial condition. Information about risk factors for the nine months ended September 30, 2021, does not differ materially from that set forth under the heading “Risk Factors” on pages 18 through 23 of the company’s 2020 Annual Report on Form 10-K, other than as reflected in the risk factor below.
Increasing attention to environmental, social, and governance (ESG) matters may impact our business Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer and customer use of substitutes to Chevron’s products may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change, for example, may result in demand shifts for our hydrocarbon products and additional governmental investigations and private litigation against the company. For instance, we recently received investigative requests and demands from the U.S. Congress for information relating to the oil and gas industry’s participation in public discourse about climate change, and further such requests and/or demands are likely. At this time, Chevron cannot predict the ultimate impact any Congressional investigations may have on the company.
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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2) (Billions of dollars)
July 1 – July 31, 2021	7,623	$105.10	—	$19.5
August 1 – August 31, 2021	3,393,687	$99.55	3,392,493	$19.2
September 1 – September 30, 2021	2,920,481	$98.41	2,919,259	$18.9
Total	6,321,791	$99.03	6,311,752
(1)Includes common shares repurchased from participants in the company’s deferred compensation plans for personal income tax withholdings.
(2)Refer to “Liquidity and Capital Resources” on pages 34 to 36 for additional information regarding the company’s authorized stock repurchase program. The stock repurchase program was resumed in third quarter 2021.
Item 5.Other Information
Rule 10b5-1 Plan Elections
Rhonda J. Morris, Vice President and Chief Human Resources Officer, and her spouse each entered into pre-arranged stock trading plans in August 2021. The plans for Ms. Morris and her spouse provide for the potential exercise of vested stock options and the associated sale of up to 9,400 and 6,200 shares of Chevron common stock, respectively, between November 2021 and January 2022.
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

CHEVRON CORPORATION (REGISTRANT)

/S/ DAVID A. INCHAUSTI
David A. Inchausti, Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: November 4, 2021