Form 10-Q
period 2022-03-31
CHEVRON CORP
filed 2022-05-04
CIK 93410

INSIDER TRADING ALERT: As a recipient of this document, you are prohibited from transacting in Chevron (CVX) securities (including common stock, stock options, and investment election changes and exchanges involving the Chevron stock fund in the ESIP) until the first business day that is at least 24 hours after the public disclosure of Chevron’s earnings press release. This document contains highly confidential information that has not been disclosed to the public. Please refer to Policy 20 and Section 2 of the Chevron’s Manual of Compliance Procedures and Guidelines. You are reminded that this document is “Classified”, and company policy requires you to use care to safeguard this information from unauthorized use or disclosure. You should not circulate this information to anyone unless there is a specific legitimate business need, and this cautionary language should accompany such circulation. Any other circulation or sharing of information is prohibited. Please refer to Policy 575 and Section 11 of Chevron’s Manual of Compliance Procedures and Guidelines. Anyone who violates these provisions shall be subject to disciplinary action, up to and including termination, and may be subject to legal action, including civil or criminal penalties under the Federal securities laws.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

There were 1,964,813,456 shares of the company’s common stock outstanding on March 31, 2022.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three Months Ended March 31, 2022 and 2021	3
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2022 and 2021	4
	Consolidated Balance Sheet at March 31, 2022, and December 31, 2021	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2022 and 2021	6
	Consolidated Statement of Equity for the Three Months Ended March 31, 2022 and 2021	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 5.	Other Information	35
Item 6.	Exhibits	36
Signature		37

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
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for the company’s products, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries and other producing countries; technological advancements; changes to government policies in the countries in which the company operates; public health crises, such as pandemics (including coronavirus (COVID-19)) and epidemics, and any related government policies and actions; disruptions in the company’s global supply chain, including supply chain constraints and escalation of the cost of goods and services; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic, market and political conditions, including the military conflict between Russia and Ukraine and the global response to such conflict; changing refining, marketing and chemicals margins; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; development of large carbon capture and offset markets; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates, particularly during the COVID-19 pandemic; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes undertaken or required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from pending or future litigation; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, taxes and tax audits, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; material reductions in corporate liquidity and access to debt markets; the receipt of required Board authorizations to implement capital allocation strategies, including future stock repurchase programs and dividend payments; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 20 through 25 of the company’s 2021 Annual Report on Form 10-K and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended March 31
	2022	2021
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$52,314	$31,076
Income (loss) from equity affiliates	2,085	911
Other income (loss)	(26)	42
Total Revenues and Other Income	54,373	32,029
Costs and Other Deductions
Purchased crude oil and products	32,649	17,568
Operating expenses	5,638	4,967
Selling, general and administrative expenses	967	990
Exploration expenses	209	86
Depreciation, depletion and amortization	3,654	4,286
Taxes other than on income	2,002	1,420
Interest and debt expense	136	198
Other components of net periodic benefit costs	64	337
Total Costs and Other Deductions	45,319	29,852
Income (Loss) Before Income Tax Expense	9,054	2,177
Income Tax Expense (Benefit)	2,777	779
Net Income (Loss)	6,277	1,398
Less: Net income (loss) attributable to noncontrolling interests	18	21
Net Income (Loss) Attributable to Chevron Corporation	$6,259	$1,377
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$3.23	$0.72
- Diluted	$3.22	$0.72
Weighted Average Number of Shares Outstanding (000s)
- Basic	1,935,668	1,912,925
- Diluted	1,944,542	1,915,889

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Net Income (Loss)	$6,277	$1,398
Currency translation adjustment	(11)	(19)
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	—	(3)
Derivatives
Net derivatives loss on hedge transactions	2	—
Reclassification to net income	—	—
Income taxes on derivatives transactions	—	—
Total	2	—
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	158	435
Actuarial gain (loss) arising during period	139	907
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(4)	(4)
Prior service (costs) credits arising during period	—	—
Defined benefit plans sponsored by equity affiliates - benefit (cost)	6	11
Income (taxes) benefit on defined benefit plans	(53)	(301)
Total	246	1,048
Other Comprehensive Gain (Loss), Net of Tax	237	1,026
Comprehensive Income (Loss)	6,514	2,424
Comprehensive loss (income) attributable to noncontrolling interests	(18)	(21)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$6,496	$2,403

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At March 31, 2022	At December 31, 2021
	(Millions of dollars)
Assets
Cash and cash equivalents	$11,671	$5,640
Marketable securities	33	35
Accounts and notes receivable (less allowance: 2022 - $302; 2021 - $303)	23,255	18,419
Inventories:
Crude oil and petroleum products	4,467	4,248
Chemicals	547	565
Materials, supplies and other	1,511	1,492
Total inventories	6,525	6,305
Prepaid expenses and other current assets	3,225	3,339
Total Current Assets	44,709	33,738
Long-term receivables (less allowance: 2022 - $457; 2021 - $442)	516	603
Investments and advances	41,732	40,696
Properties, plant and equipment, at cost	335,340	336,045
Less: Accumulated depreciation, depletion and amortization	190,896	189,084
Properties, plant and equipment, net	144,444	146,961
Deferred charges and other assets	12,502	12,384
Goodwill	4,374	4,385
Assets held for sale	771	768
Total Assets	$249,048	$239,535
Liabilities and Equity
Short-term debt	$314	$256
Accounts payable	20,137	16,454
Accrued liabilities	6,974	6,972
Federal and other taxes on income	2,573	1,700
Other taxes payable	1,205	1,409
Total Current Liabilities	31,203	26,791
Long-term debt	29,019	31,113
Deferred credits and other noncurrent obligations	20,273	20,778
Noncurrent deferred income taxes	15,526	14,665
Noncurrent employee benefit plans	5,927	6,248
Total Liabilities*	$101,948	$99,595
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at March 31, 2022 and December 31, 2021)	1,832	1,832
Capital in excess of par value	18,378	17,282
Retained earnings	169,059	165,546
Accumulated other comprehensive losses	(3,652)	(3,889)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (477,863,124 and 512,870,523 shares at March 31, 2022 and December 31, 2021, respectively)	(39,158)	(41,464)
Total Chevron Corporation Stockholders’ Equity	146,219	139,067
Noncontrolling interests (includes redeemable noncontrolling interest of $135 at both March 31, 2022 and December 31, 2021)	881	873
Total Equity	147,100	139,940
Total Liabilities and Equity	$249,048	$239,535

* Refer to Note 12 Other Contingencies and Commitments.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$6,277	$1,398
Adjustments
Depreciation, depletion and amortization	3,654	4,286
Dry hole expense	135	4
Distributions more (less) than income from equity affiliates	(1,441)	(491)
Net before-tax losses (gains) on asset retirements and sales	(99)	(56)
Net foreign currency effects	248	111
Deferred income tax provision	626	(254)
Net decrease (increase) in operating working capital	(937)	(902)
Decrease (increase) in long-term receivables	86	15
Net decrease (increase) in other deferred charges	(56)	(31)
Cash contributions to employee pension plans	(463)	(331)
Other	25	447
Net Cash Provided by Operating Activities	8,055	4,196
Investing Activities
Capital expenditures	(1,960)	(1,746)
Proceeds and deposits related to asset sales and returns of investment	1,283	158
Net sales (purchases) of marketable securities	—	—
Net repayment (borrowing) of loans by equity affiliates	12	25
Net Cash Used for Investing Activities	(665)	(1,563)
Financing Activities
Net borrowings (repayments) of short-term obligations	61	1,237
Repayments of long-term debt and other financing obligations	(2,062)	(78)
Cash dividends - common stock	(2,746)	(2,468)
Net contributions from (distributions to) noncontrolling interests	(5)	(11)
Net sales (purchases) of treasury shares	3,386	267
Net Cash Provided by (Used for) Financing Activities	(1,366)	(1,053)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(13)	(53)
Net Change in Cash, Cash Equivalents and Restricted Cash	6,011	1,527
Cash, Cash Equivalents and Restricted Cash at January 1	6,795	6,737
Cash, Cash Equivalents and Restricted Cash at March 31	$12,806	$8,264

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders’	Controlling	Total
Three Months Ended March 31	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at December 31, 2020	$18,421	$160,377	$(5,612)	$(41,498)	$131,688	$1,038	$132,726
Treasury stock transactions	37	—	—	—	37	—	37
Net income (loss)	—	1,377	—	—	1,377	21	1,398
Cash dividends ($1.29 per share)	—	(2,468)	—	—	(2,468)	(11)	(2,479)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	1,026	—	1,026	—	1,026
Purchases of treasury shares	—	—	—	(6)	(6)	—	(6)
Issuances of treasury shares	—	—	—	235	235	—	235
Other changes, net	—	—	—	—	—	(3)	(3)
Balance at March 31, 2021	$18,458	$159,285	$(4,586)	$(41,269)	$131,888	$1,045	$132,933

Balance at December 31, 2021	$18,874	$165,546	$(3,889)	$(41,464)	$139,067	$873	$139,940
Treasury stock transactions	16	—	—	—	16	—	16
Net income (loss)	—	6,259	—	—	6,259	18	6,277
Cash dividends ($1.42 per share)	—	(2,746)	—	—	(2,746)	(5)	(2,751)
Stock dividends	—	—	—	—	—	—	—
Other comprehensive income	—	—	237	—	237	—	237
Purchases of treasury shares	—	—	—	(1,255)	(1,255)	—	(1,255)
Issuances of treasury shares	1,080	—	—	3,561	4,641	—	4,641
Other changes, net	—	—	—	—	—	(5)	(5)
Balance at March 31, 2022	$19,970	$169,059	$(3,652)	$(39,158)	$146,219	$881	$147,100

(Number of Shares)	Common Stock - 2022				Common Stock - 2021
Three Months Ended March 31	Issued(2)	Treasury	Outstanding		Issued(2)	Treasury	Outstanding
Balance at December 31	2,442,676,580	(512,870,523)	1,929,806,057		2,442,676,580	(517,490,263)	1,925,186,317
Purchases	—	(8,897,011)	(8,897,011)		—	(67,003)	(67,003)
Issuances	—	43,904,410	43,904,410		—	2,932,865	2,932,865
Balance at March 31	2,442,676,580	(477,863,124)	1,964,813,456		2,442,676,580	(514,624,401)	1,928,052,179
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General
Basis of Presentation The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three-month period ended March 31, 2022, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2021 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the three months ended March 31, 2022 and 2021 are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)
(Millions of dollars)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
Balance at December 31, 2020	$(107)	$(10)	$—	$(5,495)	$(5,612)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(19)	(3)	—	715	693
Reclassifications	—	—	—	333	333
Net Other Comprehensive Income (Loss)	(19)	(3)	—	1,048	1,026
Balance at March 31, 2021	$(126)	$(13)	$—	$(4,447)	$(4,586)

Balance at December 31, 2021	$(162)	$(11)	$—	$(3,716)	$(3,889)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(11)	—	2	117	108
Reclassifications(2) (3)	—	—	—	129	129
Net Other Comprehensive Income (Loss)	(11)	—	2	246	237
Balance at March 31, 2022	$(173)	$(11)	$2	$(3,470)	$(3,652)
(1)All amounts are net of tax.
(2)Refer to Note 14 Financial and Derivative Instruments for reclassified components of cash flow hedging.
(3)Refer to Note 8 Employee Benefits for reclassified components, including amortization of actuarial gains or losses, amortization of prior service costs and settlement losses, totaling $154 million that are included in employee benefit costs for the three months ended March 31, 2022. Related income taxes for the same period, totaling $25 million, are reflected in “Income Tax Expense” on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 3. Information Relating to the Consolidated Statement of Cash Flows

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Distributions more (less) than income from equity affiliates includes the following:
Distributions from equity affiliates	$644	$420
(Income) loss from equity affiliates	(2,085)	(911)
Distributions more (less) than income from equity affiliates	$(1,441)	$(491)
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$(5,289)	$(2,827)
Decrease (increase) in inventories	(222)	51
Decrease (increase) in prepaid expenses and other current assets	137	(102)
Increase (decrease) in accounts payable and accrued liabilities	3,768	1,599
Increase (decrease) in income and other taxes payable	669	377
Net decrease (increase) in operating working capital	$(937)	$(902)
Net cash provided by operating activities includes the following cash payments:
Interest on debt (net of capitalized interest)	$47	$70
Income taxes	1,071	629
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$747	$147
Returns of investment from equity affiliates	536	11
Proceeds and deposits related to asset sales and returns of investment	$1,283	$158
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$(2)	$(1)
Marketable securities sold	2	1
Net sales (purchases) of marketable securities	$—	$—
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$—	$—
Repayment of loans by equity affiliates	12	25
Net repayment (borrowing) of loans by equity affiliates	$12	$25
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term obligations	$—	$2,872
Repayments of short-term obligations	—	(1,792)
Net borrowings (repayments) of short-term obligations with three months or less maturity	61	157
Net borrowings (repayments) of short-term obligations	$61	$1,237
Net sales (purchases) of treasury shares consists of the following gross and net amounts:
Shares issued for share-based compensation plans	$4,641	$273
Shares purchased under share repurchase and deferred compensation plans	(1,255)	(6)
Net sales (purchases) of treasury shares	$3,386	$267
Net contributions from (distributions to) noncontrolling interests consisted of the following gross amounts:
Distributions to noncontrolling interests	$(5)	$(11)
Contributions from noncontrolling interests	—	—
Net contributions from (distributions to) noncontrolling interests	$(5)	$(11)
The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The “Other” line in the Operating Activities section includes changes in postretirement benefits obligations and other long-term liabilities.
The company paid dividends of $1.42 per share of common stock in first quarter 2022. This compares to dividends of $1.29 per share paid in the year-ago corresponding period.
The major components of “Capital expenditures” and the reconciliation of this amount to the reported capital and exploratory expenditures, including equity affiliates, are presented in the following table:

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Additions to properties, plant and equipment	$1,732	$1,631
Additions to investments	158	109
Current-year dry hole expenditures	70	4
Payments for other assets and liabilities, net	—	2
Capital expenditures	1,960	1,746
Expensed exploration expenditures	74	82
Assets acquired through finance lease obligations and other financing obligations	(2)	—
Payments for other assets and liabilities, net	—	(2)
Capital and exploratory expenditures, excluding equity affiliates	2,032	1,826
Company’s share of expenditures by equity affiliates	725	678
Capital and exploratory expenditures, including equity affiliates	$2,757	$2,504
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At March 31		At December 31
	2022	2021	2021	2020
	(Millions of dollars)
Cash and cash equivalents	$11,671	$7,076	$5,640	$5,596
Restricted cash included in “Prepaid expenses and other current assets”	317	412	333	365
Restricted cash included in “Deferred charges and other assets”	818	776	822	776
Total cash, cash equivalents and restricted cash	$12,806	$8,264	$6,795	$6,737
Additional information related to restricted cash is included in Note 13 Fair Value Measurements under the heading “Restricted Cash.”
Note 4. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Sales and other operating revenues	$6,187	$3,431
Costs and other deductions	2,978	1,856
Net income attributable to TCO	$2,233	$1,012
Note 5. Summarized Financial Data — Chevron Phillips Chemical Company LLC
Chevron has a 50 percent equity ownership interest in Chevron Phillips Chemical Company LLC (CPChem). Summarized financial information for 100 percent of CPChem is presented in the table on the following page.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Sales and other operating revenues	$3,795	$2,748
Costs and other deductions	3,106	2,553
Net income attributable to CPChem	$764	$304
Note 6. Summarized Financial Data — Chevron U.S.A. Inc.
Chevron U.S.A. Inc. (CUSA) is a major subsidiary of Chevron Corporation. CUSA and its subsidiaries manage and operate most of Chevron’s U.S. businesses. Assets include those related to the exploration and production of crude oil, natural gas and natural gas liquids and those associated with refining, marketing, and supply and distribution of products derived from petroleum, excluding most of the regulated pipeline operations of Chevron. CUSA also holds the company’s investment in the CPChem joint venture, which is accounted for using the equity method.
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Sales and other operating revenues	$41,502	$23,479
Costs and other deductions	39,636	23,322
Net income (loss) attributable to CUSA	$1,754	$257

	At March 31, 2022	At December 31, 2021
	(Millions of dollars)
Current assets	$25,167	$20,216
Other assets	47,406	47,355
Current liabilities	20,833	17,824
Other liabilities	18,667	18,438
Total CUSA net equity	$33,073	$31,309
Memo: Total debt	$11,837	$11,693
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
Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three-month period ended March 31, 2022 and 2021, are presented in the following table:

	Three Months Ended March 31
	2022	2021
Segment Earnings	(Millions of dollars)
Upstream
United States	$3,238	$941
International	3,696	1,409
Total Upstream	6,934	2,350
Downstream
United States	486	(130)
International	(155)	135
Total Downstream	331	5
Total Segment Earnings	7,265	2,355
All Other
Interest expense	(126)	(184)
Interest income	10	8
Other	(890)	(802)
Net Income Attributable to Chevron Corporation	$6,259	$1,377
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. Segment assets at March 31, 2022, and December 31, 2021, are as follows:

	At March 31, 2022	At December 31, 2021
Segment Assets	(Millions of dollars)
Upstream
United States	$41,854	$41,870
International	138,451	138,157
Goodwill	4,374	4,385
Total Upstream	184,679	184,412
Downstream
United States	28,216	26,376
International	21,195	18,848
Total Downstream	49,411	45,224
Total Segment Assets	234,090	229,636
All Other
United States	9,759	5,746
International	5,199	4,153
Total All Other	14,958	9,899
Total Assets — United States	79,829	73,992
Total Assets — International	164,845	161,158
Goodwill	4,374	4,385
Total Assets	$249,048	$239,535

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three-month period ended March 31, 2022 and 2021, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived primarily from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended March 31
	2022	2021
Sales and Other Operating Revenues	(Millions of dollars)
Upstream
United States	$11,316	$5,791
International	13,502	8,790
Subtotal	24,818	14,581
Intersegment Elimination — United States	(6,919)	(2,855)
Intersegment Elimination — International	(3,649)	(2,375)
Total Upstream	14,250	9,351
Downstream
United States	19,771	10,854
International	19,607	11,582
Subtotal	39,378	22,436
Intersegment Elimination — United States	(999)	(466)
Intersegment Elimination — International	(331)	(269)
Total Downstream	38,048	21,701
All Other
United States	83	24
International	—	—
Subtotal	83	24
Intersegment Elimination — United States	(67)	—
Intersegment Elimination — International	—	—
Total All Other	16	24
Sales and Other Operating Revenues
United States	31,170	16,669
International	33,109	20,372
Subtotal	64,279	37,041
Intersegment Elimination — United States	(7,985)	(3,321)
Intersegment Elimination — International	(3,980)	(2,644)
Total Sales and Other Operating Revenues	$52,314	$31,076
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
The components of net periodic benefit costs for 2022 and 2021 are as follows:

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Pension Benefits
United States
Service cost	$118	$117
Interest cost	66	55
Expected return on plan assets	(161)	(149)
Amortization of prior service costs (credits)	—	1
Amortization of actuarial losses (gains)	65	104
Settlement losses	86	317
Total United States	174	445
International
Service cost	22	34
Interest cost	36	33
Expected return on plan assets	(48)	(46)
Amortization of prior service costs (credits)	2	2
Amortization of actuarial losses (gains)	4	10
Settlement losses	—	—
Total International	16	33
Net Periodic Pension Benefit Costs	$190	$478
Other Benefits*
Service cost	$11	$11
Interest cost	15	13
Amortization of prior service costs (credits)	(6)	(7)
Amortization of actuarial losses (gains)	3	4
Net Periodic Other Benefit Costs	$23	$21
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through March 31, 2022, a total of $463 million was contributed to employee pension plans (including $431 million to the U.S. plans). Total contributions for the full year are currently estimated to be $1.3 billion ($1.1 billion for the U.S. plans and $200 million for the international plans). Contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first three months of 2022, the company contributed $46 million to its OPEB plans. The company anticipates contributing approximately $150 million in 2022.
Note 9. Assets Held For Sale
At March 31, 2022, the company classified $771 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2021 and the first three months of 2022 were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 10. Income Taxes
The income tax expense increased between quarterly periods from $779 million in 2021 to $2.78 billion in 2022. The company's income before income tax expense increased $6.88 billion from $2.18 billion in 2021 to $9.05 billion in 2022, primarily due to higher realizations. The company’s effective tax rate changed between quarterly periods from 36 percent in 2021 to 31 percent in 2022. The change in the effective tax rate is mainly due to the consequence of mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of March 31, 2022. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2013, Nigeria — 2007, Australia — 2009, Kazakhstan — 2012 and Saudi Arabia — 2015.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Note 12. Other Contingencies and Commitments
Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated. Refer to Note 10 Income Taxes for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
have recourse provisions that would enable the company to recover any payments made under the terms of the guarantees from assets provided as collateral.
Indemnifications In the acquisition of Unocal, the company assumed certain indemnities relating to contingent environmental liabilities associated with assets that were sold in 1997. The acquirer of those assets shared in certain environmental remediation costs up to a maximum obligation of $200 million, which had been reached at December 31, 2009. Under the indemnification agreement, after reaching the $200 million obligation, Chevron was solely responsible until April 2022, when the indemnification expired.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Level 3: Unobservable inputs. The company does not use Level 3 inputs for any of its recurring fair value measurements. Level 3 inputs may be required for the determination of fair value associated with certain nonrecurring measurements of nonfinancial assets and liabilities.
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2022, and December 31, 2021, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At March 31, 2022				At December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$33	$33	$—	$—	$35	$35	$—	$—
Derivatives - not designated	70	43	27	—	313	285	28	—
Derivatives - designated	2	2	—	—	—	—	—	—
Total Assets at Fair Value	$105	$78	$27	$—	$348	$320	$28	$—
Derivatives - not designated	498	254	244	—	72	24	48	—
Total Liabilities at Fair Value	$498	$254	$244	$—	$72	$24	$48	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at March 31, 2022.
Derivatives The company records most of its derivative instruments — other than any commodity derivative contracts that are accounted for as normal purchase and normal sale — on the Consolidated Balance Sheet at fair value, with the offsetting amount to the Consolidated Statement of Income. The company designates certain derivative instruments as cash flow hedges that, if applicable, are reflected in the table above. Derivatives classified as Level 1 include futures, swaps and options contracts valued using quoted prices from active markets such as the New York Mercantile Exchange. Derivatives classified as Level 2 include swaps, options and forward contracts, the fair values of which are obtained from third-party broker quotes, industry pricing services and exchanges. The company obtains multiple sources of pricing information for the Level 2 instruments. Since this pricing information is generated from observable market data, it has historically been very consistent. The company does not materially adjust this information.
Assets and liabilities carried at fair value at March 31, 2022, and December 31, 2021, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $11.7 billion and $5.6 billion at March 31, 2022, and December 31, 2021, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at March 31, 2022.
Restricted Cash had a carrying/fair value of $1.1 billion and $1.2 billion at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream decommissioning activities, tax payments and a financing program, which are reported in “Prepaid expenses and other current assets” and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term debt, purchase price fair value adjustments and finance lease obligations, of $22.1 billion and $22.2 billion at March 31, 2022, and December 31, 2021, respectively. The fair value of long-term debt for the company was $22.5 billion and $23.7 billion at March 31, 2022 and December 31, 2021, respectively. Long-term debt primarily includes corporate issued bonds, classified as Level 1 and are $21.7 billion for the period. The fair value of other long-term debt classified as Level 2 is $0.8 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at March 31, 2022, and December 31, 2021, were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Properties, plant and equipment The company did not have any impairments of long-lived assets measured at fair value on a nonrecurring basis to report.
Investments and advances The company did not have any impairments of investments and advances measured at fair value on a nonrecurring basis to report in first quarter 2022.
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
Derivative instruments measured at fair value at March 31, 2022, and December 31, 2021, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives (Millions of dollars)
Type of Contract	Balance Sheet Classification	At March 31, 2022	At December 31, 2021
Commodity	Accounts and notes receivable, net	$51	$251
Commodity	Long-term receivables, net	21	62
Total Assets at Fair Value		$72	$313
Commodity	Accounts payable	$495	$71
Commodity	Deferred credits and other noncurrent obligations	3	1
Total Liabilities at Fair Value		$498	$72

Consolidated Statement of Income: The Effect of Derivatives (Millions of dollars)
Type of		Gain / (Loss) Three Months Ended March 31
Contract	Statement of Income Classification	2022	2021
Commodity	Sales and other operating revenues	$(873)	$(274)
Commodity	Purchased crude oil and products	(105)	(3)
Commodity	Other income	1	(39)
		$(977)	$(316)

At March 31, 2022, pre-tax deferred gains in Accumulated Other Comprehensive Losses related to outstanding crude oil price hedging contracts were $2 million, of which all is expected to be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.

The following table represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at March 31, 2022, and December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities (Millions of dollars)
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At March 31, 2022
Derivative Assets - not designated	$4,320	$4,250	$70	$—	$70
Derivative Assets - designated	$35	$33	$2	$—	$2
Derivative Liabilities - not designated	$4,748	$4,250	$498	$10	$488
Derivative Liabilities - designated	$33	$33	$—	$—	$—
At December 31, 2021
Derivative Assets - not designated	$1,684	$1,371	$313	$—	$313
Derivative Liabilities - not designated	$1,443	$1,371	$72	$—	$72
Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for “a right of offset.”
Note 15. Revenue
“Sales and other operating revenue” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $16.4 billion and $12.9 billion at March 31, 2022, and December 31, 2021, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of ASC 606.
Note 16. Financial Instruments - Credit Losses
Chevron’s expected credit loss allowance balance was $759 million as of March 31, 2022 and $745 million as of December 31, 2021, with a majority of the allowance relating to non-trade receivable balances.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $20.3 billion as of March 31, 2022, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring prepayments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days.
Chevron's non-trade receivable balance was $4.2 billion as of March 31, 2022, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid as per contract terms or not yet due are subject to the statistical analysis described above while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk. Equity affiliate loans are also considered non-trade and associated allowances of $560 million are included within Investments and Advances on the Consolidated Balance Sheet at both March 31, 2022, and December 31, 2021.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2022 Compared with First Quarter 2021
Key Financial Results

Earnings by Business Segment
	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Upstream
United States	$3,238	$941
International	3,696	1,409
Total Upstream	6,934	2,350
Downstream
United States	486	(130)
International	(155)	135
Total Downstream	331	5
Total Segment Earnings	7,265	2,355
All Other	(1,006)	(978)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$6,259	$1,377

(1) Includes foreign currency effects.	$(218)	$(2)
(2) Income (loss) net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for first quarter 2022 was $6.26 billion ($3.22 per share — diluted), compared with $1.38 billion ($0.72 per share — diluted) in the first quarter of 2021.
Upstream earnings in first quarter 2022 were $6.93 billion compared with $2.35 billion in the corresponding 2021 period. The increase was mainly due to higher realizations, partially offset by unfavorable foreign currency effects.
Downstream earnings in first quarter 2022 were $331 million compared with $5 million in the corresponding 2021 period. The increase was mainly due to higher margins on refined product sales and higher earnings from the 50 percent-owned Chevron Phillips Chemical Company.
Refer to pages 26 through 27 for additional discussion of results by business segment and “All Other” activities for the first quarter 2022 versus the same period in 2021.
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
Chevron's previously disclosed 2050 net zero upstream aspiration, carbon intensity targets and planned lower-carbon capital spend through 2028 can be found on pages 32 through 34 of the company’s 2021 Annual Report on Form 10-K.
Refer to the “Cautionary Statements Relevant to Forward-Looking Information” on page 2 and to “Risk Factors” on pages 20 through 25 of the company’s 2021 Annual Report on Form 10-K for a discussion of some of the inherent risks that could materially impact the company’s results of operations or financial condition.
The effective tax rate for the company can change substantially during periods of significant earnings volatility. This is due to the mix effects that are impacted by both the absolute level of earnings or losses and whether they arise in higher or lower tax rate jurisdictions. As a result, a decline or increase in the effective income tax rate in one period may not be indicative of expected results in future periods. Additional information related to the company’s effective income tax rate is included in Note 10 Income Taxes to the Consolidated Financial Statements.

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
The outbreak of COVID-19 caused a significant decrease in demand for our products and created disruptions and volatility in the global marketplace beginning late in first quarter 2020. While commodity prices and demand have largely recovered, jet fuel demand is still not back to pre-pandemic levels. Chevron’s operations have continued with a combination of on-site and at-home work, while monitoring local vaccine and transmission rates. In refining, utilization rates are approaching pre-pandemic levels. There continues to be uncertainty around the extent to which the COVID-19 pandemic may impact our future results, which could be material.
Comments related to earnings trends for the company’s major business areas are as follows:
Upstream Earnings for the upstream segment are closely aligned with industry prices for crude oil and natural gas. Crude oil and natural gas prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry production and inventory levels, technology advancements, production quotas or other actions imposed by OPEC+ countries, actions of regulators, weather-related damage and disruptions, competing fuel prices, natural and human causes beyond the company’s control such as the COVID-19 pandemic, and regional supply interruptions or fears thereof that may be caused by civil unrest, political uncertainty or military conflicts such as the ongoing conflict in Ukraine. Any of these factors could also inhibit the company’s production capacity in an affected region. The company closely monitors developments in the countries in which it operates and holds investments and seeks to manage risks in operating its facilities and businesses.
The longer-term trend in earnings for the upstream segment is also a function of other factors, including the company’s ability to find or acquire and efficiently produce crude oil and natural gas, changes in fiscal terms of contracts, and changes in tax, environmental and other applicable laws and regulations.
Caspian Pipeline Consortium (CPC), an equity affiliate, operates a 935-mile crude oil export pipeline from the Tengiz Field in Kazakhstan to tanker-loading facilities at Novorossiysk on the Russian coast of the Black Sea, providing the main export route for crude oil production from both Tengizchevroil (TCO) and Karachaganak. On March 21, 2022, two of the three offshore loading moorings at the CPC marine terminal were damaged in a weather-related incident. As a result, production at TCO was curtailed to approximately 70 percent of capacity beginning March 25, 2022. Repairs have been completed for one of the two damaged offshore loading moorings, and as of April 23, TCO production facilities returned to normal rates. This incident did not have a material impact on the company's results of operations or consolidated financial position.
Governments have imposed and may impose additional sanctions and other trade laws and regulations that could lead to disruption in our ability to produce, transport and/or export crude in the region surrounding Russia and could have an adverse effect on the company’s financial position. The financial impacts of currently imposed sanctions are not material for the company; however, it remains uncertain how long these conditions may last or how severe they may become.
The company is actively managing its schedule of work, contracting, procurement, and supply chain activities to assure supply of goods and services and effectively manage costs in support of its operations. Supply chain disruptions continue to limit the availability and deliverability of some inputs throughout the industry. Third party costs can be subject to external factors beyond the company’s control including, but not limited to: the general level of inflation, tariffs or other taxes imposed on goods or services, and market based prices charged by the industry’s material and service providers. Chevron utilizes contracts with various pricing mechanisms, so there may be a lag before the company’s costs reflect the changes in market trends.

Prices for goods and services have risen over the last 12 months. Inflationary pressures have accelerated in the first quarter of 2022, as regional and global commodity prices have risen in response to the conflict in Ukraine. A resurgence of COVID-19 lockdowns in Asia may extend existing supply chain disruptions and order backlogs. As U.S. drilling activity increases, additional upward market pressure is expected for oil and gas industry inputs (such as rigs and well services). International drilling was down marginally in the first quarter of 2022, as a lower number of land rigs in Europe were partially offset by a higher number of onshore and offshore rigs in other regions. The pace of the economic growth and shifting spending patterns may lead to more cross-industry competition for resources, which could impact the cost of certain non-oil and gas industry goods and services.
The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $71 per barrel for the full-year 2021. During the first quarter of 2022, Brent averaged $102 per barrel and ended April at about $108. The WTI price averaged $68 per barrel for the full-year 2021. During the first quarter of 2022, WTI averaged $95 per barrel and ended April at about $105. The majority of the company’s equity crude production is priced based on the Brent and WTI benchmarks. Crude prices have increased in the first quarter of 2022 driven by geopolitical issues, continued supply management by OPEC+ and demand recovery due to easing of COVID-19 restrictions. (See page 30 for the company’s average U.S. and international crude oil sales prices).
In contrast to price movements in the global market for crude oil, price changes for natural gas are more closely aligned with seasonal supply/demand and infrastructure conditions in local markets. In the United States, prices at Henry Hub averaged $4.53 per thousand cubic feet (MCF) for the first three months of 2022, compared with $3.47 during the first three months of 2021. At the end of April 2022, the Henry Hub spot price was $6.79 per MCF.
Outside the United States, price changes for natural gas depend on a wide range of supply, demand and regulatory circumstances. The company’s long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG assets is committed under binding long-term contracts, with some sold in the Asian spot LNG market. International natural gas realizations averaged $8.87 per MCF during the first three months of 2022, compared with $4.72 per MCF in the same period last year. (See page 30 for the company’s average natural gas sales prices for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first three months of 2022 averaged 3.06 million barrels per day, a decrease of 2 percent from the first three months of 2021. During the first quarter of 2022, the company's net oil-equivalent production increased by 10 percent in the United States and decreased by 8 percent outside the United States, relative to the first three months of 2021. About 27 percent of the company’s net oil-equivalent production in the first three months of 2022 occurred in OPEC+ member countries of Angola, Equatorial Guinea, Kazakhstan, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait and Republic of Congo.

Refer to the “Results of Operations” section on page 26 for additional discussion of the company’s upstream business.
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
Refer to the “Results of Operations” section beginning on page 27 for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Operating Developments
Noteworthy operating developments in recent months included the following:
•Argentina – Received a concession for the development of unconventional hydrocarbon resources in the east area of the El Trapial field for a 35-year period.
•Singapore - Launched the Caltex Carbon Offset Program, the first voluntary carbon offset program for the company's Caltex® service stations in Singapore.
•United States – Announced a pilot with Project Canary to independently certify operational and environmental performance in the company’s North American upstream region, aimed at enhancing our ability to demonstrate transparency in how we are lowering methane emissions in operations.
•United States – Announced an agreement with Iwatani Corporation of America to co-develop and construct 30 hydrogen fueling sites in California by 2026.
•United States – Announced an investment in Carbon Clean, a global leader in cost-effective industrial carbon capture.
•United States – Announced an agreement to acquire Renewable Energy Group, Inc., a founder and leading innovator of the renewable fuels industry.
•United States – Announced an agreement with Restore the Earth Foundation, Inc. on a carbon offsets reforestation project of up to 8,800 acres in Louisiana.
•United States – Closed the previously announced transaction with Bunge North America, Inc. to create a joint venture aimed at developing renewable fuel feedstocks.
•United States – Closed the previously announced agreement with Neste Corporation to acquire its Group III base oil business and NEXBASETM brand.
•United States – Announced an agreement to join the Global Centre for Maritime Decarbonisation with the aim to help support efforts to develop potentially scalable lower carbon technologies.
•United States – Completed the sale of the company’s interest in the Eagle Ford Shale in Texas.

Results of Operations
Business Segments The following section presents the results of operations and variances on an after-tax basis for the company’s business segments — Upstream and Downstream — as well as for “All Other.” (Refer to Note 7 Operating Segments and Geographic Data for a discussion of the company’s “reportable segments,” as defined under the accounting standards for segment reporting.)
Upstream

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
U.S. Upstream Earnings	$3,238	$941
U.S. upstream reported earnings of $3.24 billion in first quarter 2022, compared with $941 million from a year earlier. The increase was primarily due to higher realizations of $2.09 billion and higher sales volumes of $220 million.
The average realization per barrel for U.S. crude oil and natural gas liquids in first quarter 2022 was $77, compared with $48 a year earlier. The average natural gas realization in first quarter 2022 was $4.10 per thousand cubic feet, compared with $2.15 in the 2021 period.
Net oil-equivalent production of 1.18 million barrels per day in first quarter 2022 was up 109,000 barrels per day, or 10 percent, from a year earlier. The increase was due to net production increases in the Permian Basin and the absence of impacts from winter storm Uri. The net liquids component of oil-equivalent production of 880,000 barrels per day in first quarter 2022 was up 10 percent from the corresponding 2021 period. Net natural gas production increased 11 percent to 1.83 billion cubic feet per day in first quarter 2022 from the 2021 comparative period.

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
International Upstream Earnings*	$3,696	$1,409

* Includes foreign currency effects	$(144)	$(52)
International upstream operations earned $3.70 billion in first quarter 2022, compared with $1.41 billion a year ago. The increase in earnings was primarily due to higher realizations of $2.49 billion, partially offset by lower sales volumes of $350 million. Foreign currency effects had an unfavorable impact on earnings of $92 million between periods.
The average sales price for crude oil and natural gas liquids in first quarter 2022 was $93 per barrel, up from $56 a year earlier. The average sales price of natural gas was $8.87 per thousand cubic feet in the first quarter, up from $4.72 in last year’s first quarter.
Net oil-equivalent production of 1.88 million barrels per day in first quarter 2022 was down 170,000 barrels per day from first quarter 2021. The decrease was primarily due to normal field declines, the absence of production following expiration of the Rokan concession in Indonesia and unfavorable entitlement effects due to higher prices, partially offset by the absence of curtailments. The net liquids component of oil-equivalent production decreased 16 percent to 856,000 barrels per day in first quarter 2022, while net natural gas production of 6.12 billion cubic feet per day was largely unchanged compared to last year's first quarter.

Downstream

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
U.S. Downstream Earnings	$486	$(130)
U.S. downstream reported earnings of $486 million in first quarter 2022, compared with a loss of $130 million a year earlier. The increase was mainly due to higher margins on refined product sales of $500 million and higher earnings from the 50 percent-owned Chevron Phillips Chemical Company of $190 million.
Refinery crude oil input in first quarter 2022 increased 4 percent to 915,000 barrels per day. The increase was due to the company's increased refinery runs in response to higher demand.
Refined product sales in first quarter 2022 were up 16 percent to 1.22 million barrels per day from the corresponding 2021 period. The increase was mainly due to higher gasoline and jet fuel demand as travel restrictions associated with the COVID-19 pandemic continue to ease.

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
International Downstream Earnings*	$(155)	$135

* Includes foreign currency effects	$23	$59
International downstream reported a loss of $155 million in first quarter 2022, compared with earnings of $135 million a year earlier. The decrease in earnings was mainly due to higher operating expenses of $170 million, lower margins on refined product sales of $140 million, and an unfavorable swing in foreign currency effects of $36 million between periods.
Refinery crude oil input of 619,000 barrels per day in first quarter 2022 increased 15 percent from the year-ago period due to higher demand.
Total refined product sales of 1.33 million barrels per day in first quarter 2022 increased 5 percent from the year-ago period, mainly due to higher demand for gasoline and jet fuel as restrictions from the pandemic continue to ease.
All Other

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Earnings/(Charges)*	$(1,006)	$(978)

* Includes foreign currency effects	$(97)	$(9)
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in first quarter 2022 were $1.01 billion, compared to $978 million a year earlier. The increase in net charges between periods was mainly due to an unfavorable swing of $88 million in foreign currency effects and higher employee benefit costs, partially offset by lower pension expenses.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Sales and other operating revenues	$52,314	$31,076
Sales and other operating revenues increased $21.2 billion for the first quarter mainly due to higher refined product, crude oil and natural gas prices and higher refined product sales volumes.

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Income from equity affiliates	$2,085	$911
Income from equity affiliates in the first quarter increased mainly due to higher upstream-related earnings from TCO in Kazakhstan and Angola LNG and higher downstream-related earnings from CPChem, partially offset by lower earnings from GS Caltex in South Korea.

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Other income (loss)	$(26)	$42
Other income for the first quarter decreased due to an unfavorable swing in foreign currency effects, partially offset by higher gains on asset sales.

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Purchased crude oil and products	$32,649	$17,568
Purchased crude oil and products increased $15.1 billion for the first quarter primarily due to higher crude oil, natural gas and refined product prices and higher refined product volumes.

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Operating, selling, general and administrative expenses	$6,605	$5,957
Operating, selling, general and administrative expenses in the first quarter increased $648 million primarily due to higher employee benefit expenses, transportation expenses, and services and fees mainly associated with refinery shutdowns, partially offset by lower legal reserves.

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Exploration expenses	$209	$86
Exploration expenses in the first quarter increased primarily due to higher charges for well write-offs.

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Depreciation, depletion and amortization	$3,654	$4,286
Depreciation, depletion and amortization expenses for the first quarter decreased primarily due to lower rates and lower production.

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Taxes other than on income	$2,002	$1,420
Taxes other than on income increased for the first quarter mainly due to higher regulatory expenses, taxes on production and excise taxes.

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Interest and debt expense	$136	$198
Interest and debt expenses for the first quarter decreased mainly due to lower debt balances.

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Other components of net periodic benefit costs	$64	$337
Other components of net periodic benefit costs for the first quarter decreased due to lower pension settlement costs as fewer lump-sum pension distributions were made in the current quarter.

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Income tax expense/(benefit)	$2,777	$779
The increase in income tax expense for the first quarter 2022 of $2.00 billion is consistent with the increase in total income before tax for the company of $6.88 billion.
U.S. income before tax increased from a loss of $103 million in first quarter 2021 to income of $3.73 billion in first quarter 2022. This $3.83 billion increase in income was primarily driven by higher crude oil realizations, higher downstream margins and an increase in upstream sales volumes. The increase in income had a direct impact on the company’s U.S. income tax resulting in an increase to tax expense of $866 million between year-over-year periods, from $34 million in 2021 to $900 million in 2022.
International income before tax increased from $2.28 billion in first quarter 2021 to $5.32 billion in first quarter 2022. This $3.04 billion increase in income was primarily driven by higher realizations. The increase in income primarily drove the $1.14 billion increase in international income tax expense between year-over-year periods, from $745 million in 2021 to $1.88 billion in 2022.
Additional information related to the company’s effective income tax rate is included in Note 10 Income Taxes to the Consolidated Financial Statements.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
	Three Months Ended March 31
	2022	2021
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	880	802
Net natural gas production (MMCFPD)(3)	1,828	1,643
Net oil-equivalent production (MBOEPD)	1,184	1,075
Sales of natural gas (MMCFPD)	4,461	3,911
Sales of natural gas liquids (MBPD)	269	169
Revenue from net production
Liquids ($/Bbl)	$76.60	$47.70
Natural gas ($/MCF)	$4.10	$2.15
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	856	1,024
Net natural gas production (MMCFPD)(3)	6,119	6,127
Net oil-equivalent production (MBOEPD)(4)	1,876	2,046
Sales of natural gas (MMCFPD)	4,875	5,430
Sales of natural gas liquids (MBPD)	97	76
Revenue from liftings
Liquids ($/Bbl)	$93.31	$55.62
Natural gas ($/MCF)	$8.87	$4.72
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	3,060	3,121
U.S. Downstream
Gasoline sales (MBPD)(5)	644	608
Other refined product sales (MBPD)	573	442
Total refined product sales (MBPD)	1,217	1,050
Sales of natural gas liquids (MBPD)	31	29
Refinery input (MBPD)	915	881
International Downstream
Gasoline sales (MBPD)(5)	281	257
Other refined product sales (MBPD)	693	670
Share of affiliate sales (MBPD)	353	340
Total refined product sales (MBPD)	1,327	1,267
Sales of natural gas liquids (MBPD)	120	76
Refinery input (MBPD)	619	536
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	57	45
International	551	558
(4) Includes net production of synthetic oil:
Canada	39	60
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $11.7 billion at March 31, 2022 and $5.7 billion at year-end 2021. Cash provided by operating activities in the first three months of 2022 was $8.1 billion, compared with $4.2 billion in the year-ago period. Cash provided by financing activities includes proceeds from shares issued for stock option exercises of $4.6 billion and $273 million for first quarter 2022 and 2021, respectively. Future cash proceeds from options exercises are expected to be lower than those for first quarter 2022. Cash capital and exploratory expenditures totaled $2.0 billion in the first three months of 2022, up $206 million from the year-ago period. Proceeds and deposits related to asset sales and returns of investment totaled $747 million and $536 million, respectively, in the first three months of 2022, compared to $147 million and $11 million, respectively, in the year-ago period.
Dividends The company paid dividends of $2.7 billion to common stockholders during the first three months of 2022. In April 2022, the company declared a quarterly dividend of $1.42 per common share, payable in June 2022.
Debt and Finance Lease Liabilities Chevron’s total debt and finance lease liabilities were $29.3 billion at March 31, 2022, down from $31.4 billion at December 31, 2021 as the company repaid notes that matured during the period. In mid-April 2022, the company initiated a make-whole call on two bonds that were scheduled to mature in 2023 and total $3.0 billion. The transaction is expected to close in the second quarter of 2022 and will not materially impact net income.
The company’s primary financing source for working capital needs is its commercial paper program. The outstanding balance for the company’s commercial paper program at March 31, 2022 was zero. The company’s debt and finance lease liabilities due within one year, consisting primarily of the current portion of long-term debt and redeemable long-term obligations, totaled $6.0 billion at March 31, 2022, and $8.0 billion at December 31, 2021. Of these amounts, $5.7 billion was reclassified to long-term at the end of March 31, 2022. At December 31, 2021, $7.8 billion was reclassified to long-term. At March 31, 2022, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At March 31, 2022, the company had $10.075 billion in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities allow the company to convert any amounts outstanding into a term loan for a period of up to one year. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate (LIBOR), or Secured Overnight Financing Rate (SOFR) when LIBOR has permanently or indefinitely ceased or is no longer representative, or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at March 31, 2022. In addition, the company has an automatic shelf registration statement that expires in August 2023 for an unspecified amount of nonconvertible debt securities issued by Chevron Corporation or CUSA.
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
The company’s future debt level is dependent primarily on results of operations, cash that may be generated from asset dispositions, the capital program, lending commitments to affiliates, and shareholder distributions. Based on its high-quality debt ratings, the company believes that it has substantial borrowing capacity to meet unanticipated cash requirements. During extended periods of low prices for crude oil and natural gas and narrow margins for refined products and commodity chemicals, the company has the flexibility to modify capital spending plans, discontinue or curtail the stock repurchase program, sell assets, and increase borrowings to continue paying the common stock dividend. The company remains committed to retaining high-quality debt ratings.
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

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$28,581	$88,038
Sales and other operating revenues - related party	11,521	28,499
Total costs and other deductions	29,322	86,369
Total costs and other deductions - related party	9,634	28,277
Net income (loss)	$5,032	$5,515

	At March 31, 2022	At December 31, 2021
	(Millions of dollars) (unaudited)
Current assets	$22,822	$15,567
Current assets - related party	14,539	12,227
Other assets	48,583	48,461
Current liabilities	23,383	22,554
Current liabilities - related party	77,878	79,778
Other liabilities	33,137	32,825
Total net equity (deficit)	$(48,454)	$(58,902)
Common Stock Repurchase Program The Board of Directors authorized a new stock repurchase program in 2019 with a maximum dollar limit of $25 billion and no set term limits. As of March 31, 2022, the company had purchased 70.4 million shares for $8.1 billion, resulting in $16.9 billion remaining under the authorized program. In the first quarter of 2022, the company repurchased 8.9 million shares for $1.25 billion. The company currently expects to repurchase $2.5 billion of its common stock during the second quarter of 2022.
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
Noncontrolling Interests The company had noncontrolling interests of $881 million at March 31, 2022 and $873 million at December 31, 2021. Included within noncontrolling interests is $135 million at March 31, 2022 and December 31, 2021 of redeemable noncontrolling interest.

Financial Ratios and Metrics

	At March 31, 2022	At December 31, 2021
Current Ratio (1)	1.4	1.3
Debt Ratio	16.7%	18.4%
Net Debt Ratio (2)	10.8%	15.6%
(1) At March 31, 2022, the book value of inventory was lower than replacement cost.
(2) Net Debt Ratio for March 31, 2022 is calculated as short-term debt of $0.3 billion plus long-term debt of $29.0 billion (together, “total debt”) less cash and cash equivalents of $11.7 billion and marketable securities of $33 million as a percentage of total debt less cash and cash equivalents and marketable securities, plus Chevron Corporation Stockholders’ Equity of $146.2 billion. For the December 31, 2021 calculation, please refer to page 47 of Chevron’s 2021 Annual Report on Form 10-K.

	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
Net cash provided by operating activities	$8,055	$4,196
Less: Capital expenditures	(1,960)	(1,746)
Free Cash Flow	$6,095	$2,450
Pension Obligations Information related to pension plan contributions is included in Note 8 Employee Benefits to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Total expenditures, including the company’s share of spending by affiliates, were $2.8 billion in the first three months of 2022, compared with $2.5 billion in the corresponding 2021 period. The amounts included the company’s share of affiliates’ expenditures of $725 million and $678 million in the 2022 and 2021 periods, respectively, which did not require cash outlays by the company. Expenditures for upstream projects in the first three months of 2022 were $2.4 billion, representing 88 percent of the company wide total.

Capital and Exploratory Expenditures by Major Operating Area
	Three Months Ended March 31
	2022	2021
	(Millions of dollars)
United States
Upstream	$1,300	$1,049
Downstream	246	242
All Other	42	52
Total United States	1,588	1,343
International
Upstream	1,118	1,059
Downstream	50	98
All Other	1	4
Total International	1,169	1,161
Worldwide	$2,757	$2,504
2022 capital spending and announced acquisitions, including $600 million for Bunge North America, Inc. and $3.15 billion for Renewable Energy Group, Inc., are expected to be more than 50 percent higher than 2021 capital expenditures of $11.7 billion.
Contingencies and Significant Litigation
Ecuador Information related to Ecuador matters is included in Note 11 Litigation under the heading “Ecuador.”
Climate Change Information related to climate change-related matters is included in Note 11 Litigation under the heading “Climate Change.”

Louisiana Information related to Louisiana coastal matters is included in Note 11 Litigation under the heading “Louisiana.”
Income Taxes Information related to income tax contingencies is included in Note 10 Income Taxes and in Note 12 Other Contingencies and Commitments under the heading “Income Taxes.”
Guarantees Information related to the company’s guarantees is included in Note 12 Other Contingencies and Commitments under the heading “Guarantees.”
Indemnifications Information related to indemnifications is included in Note 12 Other Contingencies and Commitments under the heading “Indemnifications.”
Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements Information related to the company’s long-term unconditional purchase obligations and commitments is included in Note 12 Other Contingencies and Commitments under the heading “Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements.”
Environmental Information related to environmental matters is included in Note 12 Other Contingencies and Commitments under the heading “Environmental.”
Other Contingencies Information related to the company’s other contingencies is included in Note 12 Other Contingencies and Commitments under the heading “Other Contingencies.”
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended March 31, 2022, does not differ materially from that discussed under Item 7A of Chevron’s 2021 Annual Report on Form 10-K.
Item 4.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2022.
(b) Changes in internal control over financial reporting
During the quarter ended March 31, 2022, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1.Legal Proceedings
Governmental Proceedings The following is a description of legal proceedings that involve governmental authorities as a party and the company reasonably believes would result in $1.0 million or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to first quarter 2022 and any material developments with respect to matters previously reported in Chevron’s 2021 Annual Report on Form 10-K.
As previously disclosed, the refinery in Pasadena, Texas acquired by Chevron on May 1, 2019 (Pasadena Refining System, Inc. and PRSI Trading LLC) has multiple outstanding Notices of Violation (NOVs) that were issued by the Texas Commission on Environmental Quality related to air emissions at the refinery. The Pasadena refinery is currently negotiating a resolution of the NOVs with the Texas Attorney General. Resolution of these alleged violations will result in the payment of a civil penalty of $1.0 million or more.
Please see information related to other legal proceedings in Note 11 Litigation.

Item 1A.Risk Factors
Some inherent risks could materially impact the company’s financial results of operations or financial condition. Information about risk factors for the three months ended March 31, 2022, does not differ materially from that set forth under the heading “Risk Factors” on pages 20 through 25 of the company’s 2021 Annual Report on Form 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2) (Billions of dollars)
January 1 – January 31, 2022	2,641,440	$127.23	2,636,200	$17.8
February 1 – February 28, 2022	3,594,539	$135.73	3,565,705	$17.3
March 1 – March 31, 2022	2,661,032	$161.81	2,660,458	$16.9
Total	8,897,011	$141.01	8,862,363
(1)Includes common shares repurchased from participants in the company’s deferred compensation plans for personal income tax withholdings.
(2)Refer to “Liquidity and Capital Resources” on pages 31 to 33 for additional information regarding the company’s authorized stock repurchase program.
Item 5.Other Information
Rule 10b5-1 Plan Elections
James W. Johnson, Executive Vice President, Upstream, entered into a pre-arranged stock trading plan in February 2022. Mr. Johnson’s plan provides for the potential exercise of vested stock options and the associated sale of up to 270,000 shares of Chevron common stock between May 2022 and April 2023.
David A. Inchausti, Vice President and Controller, entered into a pre-arranged stock trading plan in February 2022. Mr. Inchausti’s plan provides for the potential exercise of vested stock options and the associated sale of up to 5,600 shares of Chevron common stock between May 2022 and January 2023.
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

CHEVRON CORPORATION (REGISTRANT)

/S/ DAVID A. INCHAUSTI
David A. Inchausti, Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: May 4, 2022