Form 10-Q/A
period 2022-03-31
CHEVRON CORP
filed 2022-05-04
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
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

Explanatory Note

Chevron Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the Securities and Exchange Commission on May 4, 2022 (the “Original Filing”), solely for the purpose of removing the “INSIDER TRADING ALERT” header that inadvertently appeared on the cover page of the Original Filing. This Amendment No. 1 does not modify or update any other information reported in the Original Filing.

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