Form 10-Q
period 2022-06-30
CHEVRON CORP
filed 2022-08-04
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

There were 1,957,434,814 shares of the company’s common stock outstanding on June 30, 2022.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2022 and 2021	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2022 and 2021	4
	Consolidated Balance Sheet at June 30, 2022, and December 31, 2021	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2022 and 2021	6
	Consolidated Statement of Equity for the Three and Six Months Ended June 30, 2022 and 2021	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6.	Exhibits	41
Signature		42

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

PART I.
FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$65,372	$36,117	$117,686	$67,193
Income (loss) from equity affiliates	2,467	1,442	4,552	2,353
Other income (loss)	923	38	897	80
Total Revenues and Other Income	68,762	37,597	123,135	69,626
Costs and Other Deductions
Purchased crude oil and products	40,003	20,629	72,652	38,197
Operating expenses	6,318	4,899	11,956	9,866
Selling, general and administrative expenses	863	1,096	1,830	2,086
Exploration expenses	196	113	405	199
Depreciation, depletion and amortization	3,700	4,522	7,354	8,808
Taxes other than on income	1,563	1,566	3,565	2,986
Interest and debt expense	129	185	265	383
Other components of net periodic benefit costs	(13)	165	51	502
Total Costs and Other Deductions	52,759	33,175	98,078	63,027
Income (Loss) Before Income Tax Expense	16,003	4,422	25,057	6,599
Income Tax Expense (Benefit)	4,288	1,328	7,065	2,107
Net Income (Loss)	11,715	3,094	17,992	4,492
Less: Net income (loss) attributable to noncontrolling interests	93	12	111	33
Net Income (Loss) Attributable to Chevron Corporation	$11,622	$3,082	$17,881	$4,459
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$5.98	$1.61	$9.21	$2.33
- Diluted	$5.95	$1.60	$9.17	$2.32
Weighted Average Number of Shares Outstanding (000s)
- Basic	1,947,703	1,917,536	1,941,719	1,915,243
- Diluted	1,957,109	1,921,958	1,950,860	1,918,940

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Millions of dollars)
Net Income (Loss)	$11,715	$3,094	$17,992	$4,492
Currency translation adjustment	(37)	3	(48)	(16)
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	—	5	—	2
Derivatives
Net derivatives gain (loss) on hedge transactions	29	(2)	31	(2)
Reclassification to net income	(2)	—	(2)	—
Income taxes on derivatives transactions	(7)	—	(7)	—
Total	20	(2)	22	(2)
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	79	242	237	677
Actuarial gain (loss) arising during period	144	110	283	1,017
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(5)	(4)	(9)	(8)
Prior service (costs) credits arising during period	—	3	—	3
Defined benefit plans sponsored by equity affiliates - benefit (cost)	12	29	18	40
Income (taxes) benefit on defined benefit plans	(52)	(95)	(105)	(396)
Total	178	285	424	1,333
Other Comprehensive Gain (Loss), Net of Tax	161	291	398	1,317
Comprehensive Income (Loss)	11,876	3,385	18,390	5,809
Comprehensive loss (income) attributable to noncontrolling interests	(93)	(12)	(111)	(33)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$11,783	$3,373	$18,279	$5,776

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At June 30, 2022	At December 31, 2021
	(Millions of dollars)
Assets
Cash and cash equivalents	$12,029	$5,640
Marketable securities	341	35
Accounts and notes receivable (less allowance: 2022 - $307; 2021 - $303)	26,860	18,419
Inventories:
Crude oil and products	5,671	4,248
Chemicals	616	565
Materials, supplies and other	1,428	1,492
Total inventories	7,715	6,305
Prepaid expenses and other current assets	4,243	3,339
Total Current Assets	51,188	33,738
Long-term receivables (less allowance: 2022 - $473; 2021 - $442)	649	603
Investments and advances	43,557	40,696
Properties, plant and equipment, at cost	322,541	336,045
Less: Accumulated depreciation, depletion and amortization	178,131	189,084
Properties, plant and equipment, net	144,410	146,961
Deferred charges and other assets	12,647	12,384
Goodwill	4,663	4,385
Assets held for sale	822	768
Total Assets	$257,936	$239,535
Liabilities and Equity
Short-term debt	$3,230	$256
Accounts payable	24,906	16,454
Accrued liabilities	6,710	6,972
Federal and other taxes on income	2,922	1,700
Other taxes payable	1,353	1,409
Total Current Liabilities	39,121	26,791
Long-term debt	23,005	31,113
Deferred credits and other noncurrent obligations	19,722	20,778
Noncurrent deferred income taxes	15,942	14,665
Noncurrent employee benefit plans	5,584	6,248
Total Liabilities*	$103,374	$99,595
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at June 30, 2022 and December 31, 2021)	1,832	1,832
Capital in excess of par value	18,559	17,282
Retained earnings	177,909	165,546
Accumulated other comprehensive losses	(3,491)	(3,889)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (485,241,766 and 512,870,523 shares at June 30, 2022 and December 31, 2021, respectively)	(41,015)	(41,464)
Total Chevron Corporation Stockholders’ Equity	153,554	139,067
Noncontrolling interests (includes redeemable noncontrolling interest of $139 and $135 at June 30, 2022 and December 31, 2021)	1,008	873
Total Equity	154,562	139,940
Total Liabilities and Equity	$257,936	$239,535

* Refer to Note 12 Other Contingencies and Commitments.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2022	2021
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$17,992	$4,492
Adjustments
Depreciation, depletion and amortization	7,354	8,808
Dry hole expense	234	19
Distributions more (less) than income from equity affiliates	(3,166)	(1,417)
Net before-tax losses (gains) on asset retirements and sales	(466)	(87)
Net foreign currency effects	(225)	159
Deferred income tax provision	1,341	(186)
Net decrease (increase) in operating working capital	(405)	(1,032)
Decrease (increase) in long-term receivables	52	22
Net decrease (increase) in other deferred charges	(119)	(116)
Cash contributions to employee pension plans	(775)	(581)
Other	20	1,069
Net Cash Provided by Operating Activities	21,837	11,150
Investing Activities
Acquisition of businesses, net of cash received	(2,862)	—
Capital expenditures	(5,144)	(3,543)
Proceeds and deposits related to asset sales and returns of investment	2,349	369
Net sales (purchases) of marketable securities	(1)	—
Net repayment (borrowing) of loans by equity affiliates	29	39
Net Cash Used for Investing Activities	(5,629)	(3,135)
Financing Activities
Net borrowings (repayments) of short-term obligations	36	1,948
Repayments of long-term debt and other financing obligations	(5,689)	(3,252)
Cash dividends - common stock	(5,512)	(5,041)
Net contributions from (distributions to) noncontrolling interests	(36)	(26)
Net sales (purchases) of treasury shares	1,697	373
Net Cash Provided by (Used for) Financing Activities	(9,504)	(5,998)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(143)	(66)
Net Change in Cash, Cash Equivalents and Restricted Cash	6,561	1,951
Cash, Cash Equivalents and Restricted Cash at January 1	6,795	6,737
Cash, Cash Equivalents and Restricted Cash at June 30	$13,356	$8,688

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders’	Controlling	Total
Three Months Ended June 30	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at March 31, 2021	$18,458	$159,285	$(4,586)	$(41,269)	$131,888	$1,045	$132,933
Treasury stock transactions	40	—	—	—	40	—	40
NBLX Acquisition	138	(148)	—	377	367	(321)	46
Net income (loss)	—	3,082	—	—	3,082	12	3,094
Cash dividends ($1.34 per share)	—	(2,573)	—	—	(2,573)	(14)	(2,587)
Stock dividends	—	—	—	—	—	—	—
Other comprehensive income	—	—	291	—	291	—	291
Purchases of treasury shares	—	—	—	(2)	(2)	—	(2)
Issuances of treasury shares	—	—	—	95	95	—	95
Other changes, net	—	(6)	—	—	(6)	7	1
Balance at June 30, 2021	$18,636	$159,640	$(4,295)	$(40,799)	$133,182	$729	$133,911

Balance at March 31, 2022	$19,970	$169,059	$(3,652)	$(39,158)	$146,219	$881	$147,100
Treasury stock transactions	13	—	—	—	13	—	13
Net income (loss)	—	11,622	—	—	11,622	93	11,715
Cash dividends ($1.42 per share)	—	(2,766)	—	—	(2,766)	(31)	(2,797)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	161	—	161	—	161
Purchases of treasury shares	—	—	—	(2,500)	(2,500)	—	(2,500)
Issuances of treasury shares	168	—	—	643	811	—	811
Other changes, net	—	(5)	—	—	(5)	65	60
Balance at June 30, 2022	$20,151	$177,909	$(3,491)	$(41,015)	$153,554	$1,008	$154,562

Six Months Ended June 30
Balance at December 31, 2020	$18,421	$160,377	$(5,612)	$(41,498)	$131,688	$1,038	$132,726
Treasury stock transactions	77	—	—	—	77	—	77
NBLX acquisition	138	(148)	—	377	367	(321)	46
Net income (loss)	—	4,459	—	—	4,459	33	4,492
Cash dividends ($2.63 per share)	—	(5,041)	—	—	(5,041)	(26)	(5,067)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	1,317	—	1,317	—	1,317
Purchases of treasury shares	—	—	—	(8)	(8)	—	(8)
Issuances of treasury shares	—	—	—	330	330	—	330
Other changes, net	—	(6)	—	—	(6)	5	(1)
Balance at June 30, 2021	$18,636	$159,640	$(4,295)	$(40,799)	$133,182	$729	$133,911

Balance at December 31, 2021	$18,874	$165,546	$(3,889)	$(41,464)	$139,067	$873	$139,940
Treasury stock transactions	29	—	—	—	29	—	29
Net income (loss)	—	17,881	—	—	17,881	111	17,992
Cash dividends ($2.84 per share)	—	(5,512)	—	—	(5,512)	(36)	(5,548)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	398	—	398	—	398
Purchases of treasury shares	—	—	—	(3,755)	(3,755)	—	(3,755)
Issuances of treasury shares	1,248	—	—	4,204	5,452	—	5,452
Other changes, net	—	(5)	—	—	(5)	60	55
Balance at June 30, 2022	$20,151	$177,909	$(3,491)	$(41,015)	$153,554	$1,008	$154,562

(Number of Shares)	Common Stock - 2022				Common Stock - 2021
Three Months Ended June 30	Issued(2)	Treasury	Outstanding		Issued(2)	Treasury	Outstanding
Balance at March 31	2,442,676,580	(477,863,124)	1,964,813,456		2,442,676,580	(514,624,401)	1,928,052,179
Purchases	—	(15,168,627)	(15,168,627)		—	(6,593)	(6,593)
Issuances	—	7,789,985	7,789,985		—	5,866,358	5,866,358
Balance at June 30	2,442,676,580	(485,241,766)	1,957,434,814		2,442,676,580	(508,764,636)	1,933,911,944

Six Months Ended June 30
Balance at December 31	2,442,676,580	(512,870,523)	1,929,806,057		2,442,676,580	(517,490,263)	1,925,186,317
Purchases	—	(24,065,638)	(24,065,638)		—	(73,596)	(73,596)
Issuances	—	51,694,395	51,694,395		—	8,799,223	8,799,223
Balance at June 30	2,442,676,580	(485,241,766)	1,957,434,814		2,442,676,580	(508,764,636)	1,933,911,944
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General
Basis of Presentation The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and six-month periods ended June 30, 2022, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2021 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the six months ended June 30, 2022 and 2021 are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)
(Millions of dollars)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
Balance at December 31, 2020	$(107)	$(10)	$—	$(5,495)	$(5,612)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(16)	2	(2)	820	804
Reclassifications(2) (3)	—	—	—	513	513
Net Other Comprehensive Income (Loss)	(16)	2	(2)	1,333	1,317
Balance at June 30, 2021	$(123)	$(8)	$(2)	$(4,162)	$(4,295)

Balance at December 31, 2021	$(162)	$(11)	$—	$(3,716)	$(3,889)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(48)	—	24	231	207
Reclassifications(2) (3)	—	—	(2)	193	191
Net Other Comprehensive Income (Loss)	(48)	—	22	424	398
Balance at June 30, 2022	$(210)	$(11)	$22	$(3,292)	$(3,491)
(1)All amounts are net of tax.
(2)Refer to Note 14 Financial and Derivative Instruments for reclassified components of cash flow hedging.
(3)Refer to Note 8 Employee Benefits for reclassified components, including amortization of actuarial gains or losses, amortization of prior service costs and settlement losses, totaling $227 million that are included in employee benefit costs for the six months ended June 30, 2022. Related income taxes for the same period, totaling $34 million, are reflected in “Income Tax Expense” on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 3. Information Relating to the Consolidated Statement of Cash Flows

	Six Months Ended June 30
	2022	2021
	(Millions of dollars)
Distributions more (less) than income from equity affiliates includes the following:
Distributions from equity affiliates	$1,386	$936
(Income) loss from equity affiliates	(4,552)	(2,353)
Distributions more (less) than income from equity affiliates	$(3,166)	$(1,417)
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$(8,625)	$(4,725)
Decrease (increase) in inventories	(789)	(471)
Decrease (increase) in prepaid expenses and other current assets	(479)	(1)
Increase (decrease) in accounts payable and accrued liabilities	8,219	3,751
Increase (decrease) in income and other taxes payable	1,269	414
Net decrease (increase) in operating working capital	$(405)	$(1,032)
Net cash provided by operating activities includes the following cash payments:
Interest on debt (net of capitalized interest)	$262	$355
Income taxes	4,414	1,939
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$1,263	$352
Returns of investment from equity affiliates	1,086	17
Proceeds and deposits related to asset sales and returns of investment	$2,349	$369
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$(7)	$(3)
Marketable securities sold	6	3
Net sales (purchases) of marketable securities	$(1)	$—
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$(20)	$—
Repayment of loans by equity affiliates	49	39
Net repayment (borrowing) of loans by equity affiliates	$29	$39
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term obligations	$—	$4,449
Repayments of short-term obligations	—	(3,910)
Net borrowings (repayments) of short-term obligations with three months or less maturity	36	1,409
Net borrowings (repayments) of short-term obligations	$36	$1,948
Net sales (purchases) of treasury shares consists of the following gross and net amounts:
Shares issued for share-based compensation plans	$5,452	$381
Shares purchased under share repurchase and deferred compensation plans	(3,755)	(8)
Net sales (purchases) of treasury shares	$1,697	$373
Net contributions from (distributions to) noncontrolling interests consisted of the following gross amounts:
Distributions to noncontrolling interests	$(36)	$(26)
Contributions from noncontrolling interests	—	—
Net contributions from (distributions to) noncontrolling interests	$(36)	$(26)
The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The “Other” line in the Operating Activities section includes changes in postretirement benefits obligations and other long-term liabilities.
The company paid dividends of $1.42 per share of common stock in second quarter 2022. This compares to dividends of $1.34 per share paid in the year-ago corresponding period.
The components of “Capital expenditures” are presented in the following table:

	Six Months Ended June 30
	2022	2021
	(Millions of dollars)
Additions to properties, plant and equipment	$4,028	$3,354
Additions to investments	831	168
Current-year dry hole expenditures	116	19
Payments for other assets and liabilities, net	169	2
Capital expenditures	$5,144	$3,543
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At June 30		At December 31
	2022	2021	2021	2020
	(Millions of dollars)
Cash and cash equivalents	$12,029	$7,527	$5,640	$5,596
Restricted cash included in “Prepaid expenses and other current assets”	524	378	333	365
Restricted cash included in “Deferred charges and other assets”	803	783	822	776
Total cash, cash equivalents and restricted cash	$13,356	$8,688	$6,795	$6,737
Additional information related to restricted cash is included in Note 13 Fair Value Measurements under the heading “Restricted Cash.”
Note 4. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Six Months Ended June 30
	2022	2021
	(Millions of dollars)
Sales and other operating revenues	$12,649	$7,368
Costs and other deductions	6,046	3,935
Net income attributable to TCO	$4,612	$2,403
Note 5. Summarized Financial Data — Chevron Phillips Chemical Company LLC
Chevron has a 50 percent equity ownership interest in Chevron Phillips Chemical Company LLC (CPChem). Summarized financial information for 100 percent of CPChem is presented in the following table:

	Six Months Ended June 30
	2022	2021
	(Millions of dollars)
Sales and other operating revenues	$7,818	$6,452
Costs and other deductions	6,746	5,178
Net income attributable to CPChem	$1,308	$1,544

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Six Months Ended June 30
	2022	2021
	(Millions of dollars)
Sales and other operating revenues	$93,356	$51,752
Costs and other deductions	85,678	50,962
Net income (loss) attributable to CUSA	$6,660	$1,290

	At June 30, 2022	At December 31, 2021
	(Millions of dollars)
Current assets	$31,982	$20,216
Other assets	48,171	47,355
Current liabilities	23,101	17,824
Other liabilities	19,084	18,438
Total CUSA net equity	$37,968	$31,309
Memo: Total debt	$11,715	$11,693
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and six-month periods ended June 30, 2022 and 2021, are presented in the following table:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Segment Earnings	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$3,367	$1,446	$6,605	$2,387
International	5,191	1,732	8,887	3,141
Total Upstream	8,558	3,178	15,492	5,528
Downstream
United States	2,440	776	2,926	646
International	1,083	63	928	198
Total Downstream	3,523	839	3,854	844
Total Segment Earnings	12,081	4,017	19,346	6,372
All Other
Interest expense	(120)	(173)	(246)	(357)
Interest income	29	12	39	20
Other	(368)	(774)	(1,258)	(1,576)
Net Income Attributable to Chevron Corporation	$11,622	$3,082	$17,881	$4,459
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. Segment assets at June 30, 2022, and December 31, 2021, are as follows:

	At June 30, 2022	At December 31, 2021
Segment Assets	(Millions of dollars)
Upstream
United States	$42,954	$41,870
International	137,550	138,157
Goodwill	4,370	4,385
Total Upstream	184,874	184,412
Downstream
United States	33,094	26,376
International	23,829	18,848
Goodwill	293	—
Total Downstream	57,216	45,224
Total Segment Assets	242,090	229,636
All Other
United States	11,615	5,746
International	4,231	4,153
Total All Other	15,846	9,899
Total Assets — United States	87,663	73,992
Total Assets — International	165,610	161,158
Goodwill	4,663	4,385
Total Assets	$257,936	$239,535

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and six-month periods ended June 30, 2022 and 2021, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived primarily from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils, other products derived from crude oil, and manufacturing and marketing of renewable fuels. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Sales and Other Operating Revenues	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$14,232	$6,034	$25,548	$11,825
International	14,230	9,516	27,732	18,306
Subtotal	28,462	15,550	53,280	30,131
Intersegment Elimination — United States	(8,475)	(3,256)	(15,394)	(6,111)
Intersegment Elimination — International	(4,138)	(2,761)	(7,787)	(5,136)
Total Upstream	15,849	9,533	30,099	18,884
Downstream
United States	25,867	13,911	45,638	24,765
International	25,443	13,605	45,050	25,187
Subtotal	51,310	27,516	90,688	49,952
Intersegment Elimination — United States	(1,343)	(500)	(2,342)	(966)
Intersegment Elimination — International	(482)	(457)	(813)	(726)
Total Downstream	49,485	26,559	87,533	48,260
All Other
United States	141	210	224	234
International	1	—	1	—
Subtotal	142	210	225	234
Intersegment Elimination — United States	(103)	(185)	(170)	(185)
Intersegment Elimination — International	(1)	—	(1)	—
Total All Other	38	25	54	49
Sales and Other Operating Revenues
United States	40,240	20,155	71,410	36,824
International	39,674	23,121	72,783	43,493
Subtotal	79,914	43,276	144,193	80,317
Intersegment Elimination — United States	(9,921)	(3,941)	(17,906)	(7,262)
Intersegment Elimination — International	(4,621)	(3,218)	(8,601)	(5,862)
Total Sales and Other Operating Revenues	$65,372	$36,117	$117,686	$67,193
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
The components of net periodic benefit costs for 2022 and 2021 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Millions of dollars)		(Millions of dollars)
Pension Benefits
United States
Service cost	$117	$108	$235	$225
Interest cost	69	64	135	119
Expected return on plan assets	(162)	(145)	(323)	(294)
Amortization of prior service costs (credits)	1	—	1	1
Amortization of actuarial losses (gains)	60	73	125	177
Settlement losses	21	151	107	468
Total United States	106	251	280	696
International
Service cost	21	37	43	71
Interest cost	35	36	71	69
Expected return on plan assets	(44)	(43)	(92)	(89)
Amortization of prior service costs (credits)	1	2	3	4
Amortization of actuarial losses (gains)	4	14	8	24
Settlement losses	(9)	—	(9)	—
Total International	8	46	24	79
Net Periodic Pension Benefit Costs	$114	$297	$304	$775
Other Benefits*
Service cost	$10	$10	$21	$21
Interest cost	16	13	31	26
Amortization of prior service costs (credits)	(7)	(6)	(13)	(13)
Amortization of actuarial losses (gains)	3	4	6	8
Net Periodic Other Benefit Costs	$22	$21	$45	$42
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through June 30, 2022, a total of $775 million was contributed to employee pension plans (including $673 million to the U.S. plans). Contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first six months of 2022, the company contributed $86 million to its OPEB plans.
Note 9. Assets Held For Sale
At June 30, 2022, the company classified $822 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream and corporate operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2021 and the first six months of 2022 were not material.
Note 10. Income Taxes
The income tax expense increased between quarterly periods from $1.3 billion in 2021 to $4.3 billion in 2022. The company's income before income tax expense increased $11.6 billion from $4.4 billion in 2021 to $16.0 billion in 2022, primarily due to higher realizations and downstream margins. The company’s effective tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
rate changed between quarterly periods from 30 percent in 2021 to 27 percent in 2022. The change in the effective tax rate is mainly due to the consequence of mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
The income tax expense increased between the six-month periods from $2.1 billion in 2021 to $7.1 billion in 2022. This increase is a direct result of the company’s income before income tax expense increasing $18.5 billion, from $6.6 billion in 2021 to $25.1 billion in 2022. The increase in income is primarily due to higher realizations and downstream margins. The company’s effective tax rate changed between the six-month periods from 32 percent in 2021 to 28 percent in 2022. The change in effective tax rate is primarily a consequence of the mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions and lower favorable international tax items.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of June 30, 2022. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2013, Nigeria — 2007, Australia — 2009, Kazakhstan — 2012 and Saudi Arabia — 2016.
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
In February 2011, Chevron sued the Lago Agrio plaintiffs and several of their lawyers and supporters in the U.S. District Court for the Southern District of New York (SDNY) for violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act and state law. The SDNY court ruled that the Ecuadorian judgment had been procured through fraud, bribery, and corruption, and prohibited the RICO defendants from seeking to enforce the Ecuadorian judgment in the United States or profiting from their illegal acts. The Court of Appeals for the Second Circuit affirmed, and the U.S. Supreme Court denied certiorari in June 2017, rendering final the U.S. judgment in favor of Chevron. The Lago Agrio plaintiffs sought to have the Ecuadorian judgment recognized and enforced in Canada, Brazil, and Argentina. All of those recognition and enforcement actions were dismissed and resolved in Chevron’s favor. Chevron and Texpet filed an arbitration claim against Ecuador in September 2009 before an arbitral tribunal administered by the Permanent Court of Arbitration in The Hague, under the United States-Ecuador Bilateral Investment Treaty. In August 2018, the Tribunal issued an award holding that the Ecuadorian judgment was based on environmental claims that Ecuador had settled and released, and that it was procured through fraud, bribery, and corruption. According to the Tribunal, the Ecuadorian judgment “violates international public policy” and “should not be recognized or enforced by the courts of other States.” The Tribunal ordered Ecuador to remove the status of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
enforceability from the Ecuadorian judgment and to compensate Chevron for any injuries resulting from the judgment. The third and final phase of the arbitration, to determine the amount of compensation Ecuador owes to Chevron, is ongoing. In September 2020, the District Court of The Hague denied Ecuador’s request to set aside the Tribunal’s award, stating that it now is “common ground” between Ecuador and Chevron that the Ecuadorian judgment is fraudulent. In December 2020, Ecuador appealed the District Court’s decision to The Hague Court of Appeals. In June 2022, The Hague Court of Appeals dismissed Ecuador's appeal. In a separate proceeding, Ecuador admitted that the Ecuadorian judgment is fraudulent in a public filing with the Office of the United States Trade Representative in July 2020. Management continues to believe that the Ecuadorian judgment is illegitimate and unenforceable and will vigorously defend against any further attempts to have it recognized or enforced.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2022, and December 31, 2021, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At June 30, 2022				At December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$341	$341	$—	$—	$35	$35	$—	$—
Derivatives - not designated	111	68	43	—	313	285	28	—
Derivatives - designated	29	29	—	—	—	—	—	—
Total Assets at Fair Value	$481	$438	$43	$—	$348	$320	$28	$—
Derivatives - not designated	364	290	74	—	72	24	48	—
Total Liabilities at Fair Value	$364	$290	$74	$—	$72	$24	$48	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at June 30, 2022.
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
Assets and liabilities carried at fair value at June 30, 2022, and December 31, 2021, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $12.0 billion and $5.6 billion at June 30, 2022, and December 31, 2021, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at June 30, 2022.
Restricted Cash had a carrying/fair value of $1.3 billion and $1.2 billion at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream decommissioning activities, tax payments and a financing program, which are reported in “Prepaid expenses and other current assets” and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term debt, purchase price fair value adjustments and finance lease obligations, of $17.4 billion and $22.2 billion at June 30, 2022, and December 31, 2021, respectively. The fair value of long-term debt for the company was $16.7 billion and $23.7 billion at June 30, 2022 and December 31, 2021, respectively. Long-term debt primarily includes corporate issued bonds, classified as Level 1 and are $16.2 billion for the period. The fair value of other long-term debt classified as Level 2 is $0.5 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at June 30, 2022, and December 31, 2021, were not material.
Properties, plant and equipment The company did not have any impairments of long-lived assets measured at fair value on a nonrecurring basis to report.
Investments and advances The company did not have any impairments of investments and advances measured at fair value on a nonrecurring basis to report in second quarter 2022.
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
Derivative instruments measured at fair value at June 30, 2022, and December 31, 2021, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives (Millions of dollars)
Type of Contract	Balance Sheet Classification	At June 30, 2022	At December 31, 2021
Commodity	Accounts and notes receivable, net	$114	$251
Commodity	Long-term receivables, net	26	62
Total Assets at Fair Value		$140	$313
Commodity	Accounts payable	$350	$71
Commodity	Deferred credits and other noncurrent obligations	14	1
Total Liabilities at Fair Value		$364	$72

Consolidated Statement of Income: The Effect of Derivatives (Millions of dollars)
Type of		Gain / (Loss) Three Months Ended June 30		Gain / (Loss) Six Months Ended June 30
Contract	Statement of Income Classification	2022	2021	2022	2021
Commodity	Sales and other operating revenues	$(74)	$(268)	$(947)	$(542)
Commodity	Purchased crude oil and products	(129)	(21)	(234)	(24)
Commodity	Other income	(7)	4	(6)	(35)
		$(210)	$(285)	$(1,187)	$(601)
In the six months ended June 30, 2022, cash flow hedging contracts increased Sales and other operating revenues by $2 million compared with no impact in the same period of the prior year. At June 30, 2022, before-tax deferred gains in Accumulated Other Comprehensive Losses related to outstanding crude oil price hedging contracts were $29 million, of which all is expected to be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at June 30, 2022, and December 31, 2021.

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities (Millions of dollars)
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At June 30, 2022
Derivative Assets - not designated	$3,946	$3,835	$111	$—	$111
Derivative Assets - designated	$39	$10	$29	$—	$29
Derivative Liabilities - not designated	$4,199	$3,835	$364	$—	$364
Derivative Liabilities - designated	$10	$10	$—	$—	$—
At December 31, 2021
Derivative Assets - not designated	$1,684	$1,371	$313	$—	$313
Derivative Liabilities - not designated	$1,443	$1,371	$72	$—	$72
Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for “a right of offset.”
Note 15. Revenue
“Sales and other operating revenue” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $18.7 billion and $12.9 billion at June 30, 2022, and December 31, 2021, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of ASC 606.
Note 16. Financial Instruments - Credit Losses
Chevron’s expected credit loss allowance balance was $780 million as of June 30, 2022 and $745 million as of December 31, 2021, with a majority of the allowance relating to non-trade receivable balances.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $24.2 billion as of June 30, 2022, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring prepayments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days.
Chevron's non-trade receivable balance was $4.1 billion as of June 30, 2022, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid as per contract terms or not yet due are subject to the statistical analysis described above while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk. Equity affiliate loans are also considered non-trade and associated allowances of $560 million are included within Investments and Advances on the Consolidated Balance Sheet at both June 30, 2022, and December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 17. Acquisition of Renewable Energy Group, Inc.
On June 13, 2022, the company acquired Renewable Energy Group, Inc. (REG), an independent company focused on converting natural fats, oils and greases into advanced biofuels. REG utilizes a global integrated production, procurement, distribution and logistics network to operate 11 biorefineries in the U.S. and Europe. Ten biorefineries produce biodiesel and one produces renewable diesel. The acquisition combines REG’s growing renewable fuels production and leading feedstock capabilities with Chevron’s large manufacturing, distribution and commercial marketing position.
Chevron acquired outstanding shares of REG in an all-cash transaction valued at $3.15 billion, or $61.50 per share. As part of the transaction, the company recognized long-term debt and finance leases with a fair value of $590 million.
The acquisition was accounted for as a business combination under ASC 805, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. Provisional fair value measurements were made for acquired assets and liabilities, and adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as information necessary to complete the analysis is obtained. Tangible and intangible assets were valued using a combination of replacement cost approach and discounted cash flows that incorporated internally generated price assumptions and production profiles together with appropriate operating and capital cost assumptions. Debt assumed in the acquisition was valued based on observable market prices for REG’s debt. As a result of measuring the assets acquired and the liabilities assumed at fair value, the company recognized $293 million of goodwill.
The following table summarizes the values assigned to assets acquired and liabilities assumed:

At June 13, 2022
(Millions of dollars)
Current assets	$1,584
Properties, plant and equipment	1,778
Deferred tax	92
Other assets	374
Total assets acquired	3,828
Current liabilities	301
Long-term debt and finance leases	590
Other liabilities	75
Total liabilities assumed	966
Net assets acquired	$2,862
Goodwill	293
Purchase Price	$3,155
Pro forma financial information is not disclosed as the acquisition was deemed not to have a material impact on the company's results of operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter 2022 Compared with Second Quarter 2021
Key Financial Results

Earnings by Business Segment
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$3,367	$1,446	$6,605	$2,387
International	5,191	1,732	8,887	3,141
Total Upstream	8,558	3,178	15,492	5,528
Downstream
United States	2,440	776	2,926	646
International	1,083	63	928	198
Total Downstream	3,523	839	3,854	844
Total Segment Earnings	12,081	4,017	19,346	6,372
All Other	(459)	(935)	(1,465)	(1,913)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$11,622	$3,082	$17,881	$4,459

(1) Includes foreign currency effects.	$668	$43	$450	$41
(2) Income (loss) net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for second quarter 2022 was $11.6 billion ($5.95 per share — diluted), compared with $3.1 billion ($1.60 per share — diluted) in the second quarter of 2021. The net income attributable to Chevron Corporation for the first six months of 2022 was $17.9 billion ($9.17 per share — diluted), compared with $4.5 billion ($2.32 per share — diluted) in the first six months of 2021.
Upstream earnings in second quarter 2022 were $8.6 billion compared with $3.2 billion in the corresponding 2021 period. The increase was mainly due to higher realizations and higher foreign currency benefits, partially offset by higher operating expenses largely due to an early contract termination at Sabine Pass. Earnings for the first six months of 2022 were $15.5 billion compared with $5.5 billion a year earlier. The increase was mainly due to higher realizations and favorable foreign currency effects.
Downstream earnings in second quarter 2022 were $3.5 billion compared with $839 million in the corresponding 2021 period. The increase was mainly due to higher margins on refined product sales and favorable foreign exchange effects, partially offset by higher operating expenses and lower earnings from the 50 percent-owned Chevron Phillips Chemical Company. Earnings for the first six months of 2022 were $3.9 billion compared with $844 million in the corresponding 2021 period. The increase was mainly due to higher margins on refined product sales and favorable foreign currency effects, partially offset by higher operating expenses.
Refer to “Results of Operations” for additional discussion of results by business segment and “All Other” activities for the second quarter and first six months of 2022 versus the same periods in 2021.
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
Refer to “Cautionary Statements Relevant to Forward-Looking Information” on page 2 and to “Risk Factors” on pages 20 through 25 of the company’s 2021 Annual Report on Form 10-K for a discussion of some of the inherent risks that could materially impact the company’s results of operations or financial condition.

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
The outbreak of COVID-19 caused a significant decrease in demand for our products and created disruptions and volatility in the global marketplace beginning late in first quarter 2020. Demand has largely recovered; however, there continues to be uncertainty around the extent to which the COVID-19 pandemic may impact our future results, which could be material.
Comments related to earnings trends for the company’s major business areas are as follows:
Upstream Earnings for the upstream segment are closely aligned with industry prices for crude oil and natural gas. Crude oil and natural gas prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry production and inventory levels, technology advancements, production quotas or other actions imposed by OPEC+ countries, actions of regulators or governments, weather-related damage and disruptions, competing fuel prices, natural and human causes beyond the company’s control such as the COVID-19 pandemic, and regional supply interruptions or fears thereof that may be caused by civil unrest, political uncertainty or military conflicts such as the ongoing conflict in Ukraine. Any of these factors could also inhibit the company’s production and/or export capacity in an affected region. The company closely monitors developments in the countries in which it operates and holds investments and seeks to manage risks in operating its facilities and businesses.
The longer-term trend in earnings for the upstream segment is also a function of other factors, including the company’s ability to find or acquire and efficiently produce crude oil and natural gas, changes in fiscal terms of contracts, and changes in tax, environmental and other applicable laws and regulations.
Caspian Pipeline Consortium (CPC), an equity affiliate, operates a 935-mile crude oil export pipeline from the Tengiz Field in Kazakhstan to tanker-loading facilities at Novorossiysk on the Russian coast of the Black Sea, providing the main export route for crude oil production from both TCO and Karachaganak and other producing fields in Kazakhstan. On March 21, 2022, two of the three offshore loading moorings at the CPC marine terminal were damaged in a weather-related incident. As a result, production at TCO was curtailed to approximately 70 percent of capacity beginning March 25, 2022. Repairs have since been completed for the two damaged offshore loading moorings. TCO production facilities returned to normal rates on April 23, 2022. This incident did not have a material impact on the company's results of operations or consolidated financial position.
Governments (including Russia) have imposed and may impose additional sanctions and other trade laws, restrictions and regulations that could lead to disruption in our ability to produce, transport and/or export crude in the region around Russia and could have an adverse effect on CPC operations and/or the company’s financial position. The financial impacts of such risks, including presently imposed sanctions, are not currently material for the company; however, it remains uncertain how long these conditions may last or how severe they may become.
The company's third party costs can be subject to external factors beyond its control including, but not limited to: the general level of inflation, tariffs or other taxes imposed on goods or services, and market-based prices charged by the industry’s material and service providers. Chevron utilizes contracts with various pricing mechanisms, so there may be a lag before the company’s costs reflect the changes in market trends.
Inflationary pressures continue for both oil and gas inputs (such as rigs, pipe and well services, etc.) as well as other industrial equipment and materials. In the near term, slowing economic activity could moderate inflationary pressures. The United States rig count is on track to be at pre-pandemic levels in the third quarter of this year, driven in part by an increase in gas directed drilling as U.S. natural gas prices and LNG exports increase. The international rig count at the end of the second quarter was up from the previous quarter on rising natural gas drilling with oil rigs steady.
The company is actively managing its timing of scheduled work, contracting, procurement, and supply chain activities to assure reliable supply of goods and services, while effectively managing costs in support of its operations. Supply chain disruptions continue to limit the availability and deliverability of some inputs throughout the industry. In response to supply backlogs, Chevron is planning for longer lead times, identifying alternative supply sources and substituting materials that can be utilized.

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $71 per barrel for the full-year 2021. During the second quarter of 2022, Brent averaged $114 per barrel and ended July at about $114. The WTI price averaged $68 per barrel for the full-year 2021. During the second quarter of 2022, WTI averaged $109 per barrel and ended July at about $99. The majority of the company’s equity crude production is priced based on the Brent and WTI benchmarks. Crude prices have remained strong in the second quarter of 2022 driven by geopolitical issues and OPEC+ production being below announced quotas, although demand growth is slowing down due to macroeconomic factors and high prices. (Refer to “Selected Operating Data” for the company’s average U.S. and international crude oil sales prices).
In contrast to price movements in the global market for crude oil, price changes for natural gas are also impacted by seasonal supply/demand and infrastructure conditions in local markets. In the United States, prices at Henry Hub averaged $5.92 per thousand cubic feet (MCF) for the first six months of 2022, compared with $3.16 during the first six months of 2021. At the end of July 2022, the Henry Hub spot price was $8.66 per MCF.
Outside the United States, price changes for natural gas also depend on a wide range of supply, demand and regulatory circumstances. The company’s long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG assets is committed under binding long-term contracts, with some sold in the Asian spot LNG market. International natural gas realizations averaged $9.04 per MCF during the first six months of 2022, compared with $4.82 per MCF in the same period last year. (Refer to “Selected Operating Data” for the company’s average natural gas sales prices for the U.S. and international regions.)

The company’s worldwide net oil-equivalent production in the first six months of 2022 averaged 2.98 million barrels per day, a decrease of 5 percent from the first six months of 2021 mainly as a result of contract expirations in Thailand and Indonesia. About 27 percent of the company’s net oil-equivalent production in the first six months of 2022 occurred in OPEC+ member countries of Angola, Equatorial Guinea, Kazakhstan, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait and Republic of Congo.
Refer to “Results of Operations” for additional discussion of the company’s upstream business.
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
Refining margins have been strong in 2022 because of recovering demand for refined products, low product inventories, industry refinery capacity constraints and lower product exports from Russia and China. Refining utilization has been strong in 2022 to keep pace with demand growth. Although refining margins have been elevated, there are signs that higher refined product prices and concerns over macroeconomic conditions are slowing demand and reducing margins.
The company’s most significant marketing areas are the West Coast and Gulf Coast of the United States and Asia Pacific. Chevron operates or has significant ownership interests in refineries in each of these areas. Additionally, the company has a growing presence in renewable fuels, as evidenced by the recent acquisition of Renewable Energy Group, Inc.
Refer to “Results of Operations” for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Operating Developments
Noteworthy operating developments in recent months included the following:
•Indonesia – Announced a partnership with Indonesia’s PT Pertamina (Persero) to explore potential lower carbon business opportunities in Indonesia.
•Kazakhstan – Announced a memorandum of understanding to explore potential lower carbon business opportunities in Kazakhstan via a collaboration with JSC NC “KazMunayGas”.
•United States – Sanctioned the Ballymore project in the deepwater U.S. Gulf of Mexico. The field is planned to be produced through an existing facility with an allocated capacity of 75,000 barrels of crude oil per day.
•United States – Announced launch of a carbon capture and storage (CCS) project aimed at reducing the carbon intensity of the company's upstream operations in California.
•United States – Formed Bunge Chevron Ag Renewables LLC, a joint venture designed to develop renewable fuel feedstocks leveraging Bunge’s expertise in oilseed processing and farmer relationships and Chevron’s expertise in fuels manufacturing and marketing.

•United States – Acquired a 50 percent stake in an expanded joint venture to develop the Bayou Bend CCS hub, with the goal of it becoming one of the first offshore CCS projects in the United States.
•United States – Invested in lower-carbon technologies, including Infinitum Electric (ultra-high-efficiency-lightweight motors), Emerald Technology Ventures (sustainable packaging), and TAE Technologies (nuclear fusion).
•United States – Announced agreement to supply fuel linked to renewable natural gas for a Walmart Inc. demonstration of Cummins Inc.’s new 15-liter natural gas engine for heavy-duty trucks.
•United States – Completed acquisition of Renewable Energy Group, Inc., making Chevron one of the leading renewable fuels producers in the United States.
•United States – Earned Project Canary's highest certification rating on operational and environmental performance for almost all participating Permian and DJ basins upstream assets, positioning the company to market responsibly sourced natural gas (RSG) from the certified assets beginning in the second half of 2022.

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
Upstream

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Millions of dollars)
U.S. Upstream Earnings	$3,367	$1,446	$6,605	$2,387
U.S. upstream reported earnings of $3.4 billion in second quarter 2022, compared with $1.4 billion from a year earlier. The increase was primarily due to higher realizations of $2.7 billion, partially offset by higher operating expenses of $790 million largely due to an early contract termination at Sabine Pass.
U.S. upstream reported earnings of $6.6 billion in the first six months of 2022, compared with $2.4 billion from a year earlier. The increase was primarily due to higher realizations of $4.8 billion and higher sales volumes of $300 million, partially offset by higher operating expenses of $870 million largely due to an early contract termination at Sabine Pass.
The average realization per barrel for U.S. crude oil and natural gas liquids in second quarter 2022 was $89, compared with $54 a year earlier. The average realization per barrel for U.S. crude oil and natural gas liquids in the first six months of 2022 was $83, compared with $51 a year earlier. The average natural gas realization in second quarter 2022 was $6.22 per thousand cubic feet, compared with $2.16 in the 2021 period. The average natural gas realization in the first six months of 2022 was $5.13 per thousand cubic feet, compared with $2.16 in the 2021 period.
Net oil-equivalent production of 1.17 million barrels per day in second quarter 2022 was up 36,000 barrels per day, or 3 percent, from a year earlier. Net oil-equivalent production of 1.18 million barrels per day in the first six months of 2022 was up 72,000 barrels per day, or 7 percent, from a year earlier. The increase for both quarterly and year-to-date periods was due to net production increases in the Permian Basin, partially offset by normal field declines in other locations.
The net liquids component of oil-equivalent production of 888,000 barrels per day in second quarter 2022 was up 4 percent from the corresponding 2021 period. The net liquids component of oil-equivalent production of 884,000 barrels per day in the first six months of 2022 was up 7 percent from the corresponding 2021 period. Net natural gas production increased 2 percent to 1.71 billion cubic feet per day in second quarter 2022 from the 2021 comparative period. Net natural gas production was 1.77 billion cubic feet per day in the first six months of 2022, an increase of 6 percent from the 2021 period.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Millions of dollars)
International Upstream Earnings*	$5,191	$1,732	$8,887	$3,141

* Includes foreign currency effects	$603	$78	$459	$26
International upstream operations earned $5.2 billion in second quarter 2022, compared with $1.7 billion a year ago. The increase in earnings was primarily due to higher realizations of $3.0 billion and asset sale gains of $200 million, partially offset by lower sales volumes of $560 million. Foreign currency effects had a favorable impact on earnings of $525 million between periods.
International upstream operations earned $8.9 billion in the first six months of 2022, compared with $3.1 billion a year ago. The increase in earnings was primarily due to higher realizations of $5.5 billion and asset sale gains of $200 million, partially offset by lower sales volumes of $890 million. Foreign currency effects had a favorable impact on earnings of $433 million between periods.

The average sales price for crude oil and natural gas liquids in second quarter 2022 was $102 per barrel, up from $62 a year earlier. The average sales price for crude oil and natural gas liquids in the first six months of 2022 was $98 per barrel, up from $59 a year earlier. The average sales price of natural gas was $9.23 per thousand cubic feet in second quarter 2022, compared with $4.92 in the 2021 period. The average sales price of natural gas was $9.04 per thousand cubic feet in the first six months of 2022, compared with $4.82 in the 2021 period.
Net oil-equivalent production of 1.72 million barrels per day in second quarter 2022 was down 266,000 barrels per day from second quarter 2021. Net oil-equivalent production of 1.80 million barrels per day in the first six months of 2022 was down 218,000 barrels per day, or 11 percent, from a year earlier. The decrease for both quarterly and year-to-date periods was primarily due to lower production following expiration of the Erawan concession in Thailand and Rokan concession in Indonesia and unfavorable entitlement effects due to higher prices.
The net liquids component of oil-equivalent production of 799,000 barrels per day in second quarter 2022 decreased 19 percent from the 2021 period. The net liquids component of oil-equivalent production of 828,000 barrels per day in the first six months of 2022 decreased 18 percent from the 2021 period. Net natural gas production of 5.55 billion cubic feet per day in second quarter 2022 decreased 7 percent from the 2021 period. Net natural gas production of 5.83 billion cubic feet per day in the first six months of 2022 decreased 4 percent from the 2021 period.

Downstream

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Millions of dollars)
U.S. Downstream Earnings	$2,440	$776	$2,926	$646
U.S. downstream reported earnings of $2.4 billion in second quarter 2022, compared with $776 million a year earlier. The increase was mainly due to higher margins on refined product sales of $2.1 billion, partially offset by lower earnings from the 50 percent-owned Chevron Phillips Chemical Company of $270 million and higher operating expenses of $230 million.
U.S. downstream reported earnings of 2.9 billion in the first six months of 2022, compared with $646 million a year earlier. The increase was mainly due to higher margins on refined product sales of $2.66 billion, partially offset by higher operating expenses of $280 million and lower earnings from the 50 percent-owned Chevron Phillips Chemical Company of $80 million.
Refinery crude oil input in second quarter 2022 decreased 8 percent to 881,000 barrels per day and for the first six months of 2022, crude oil input decreased 2 percent to 898,000 barrels per day from the corresponding 2021 period. The decrease in both quarterly and year-to-date periods was primarily due to planned turnarounds.
Refined product sales in second quarter 2022 were up 4 percent to 1.21 million barrels per day and for the first six months of 2022, refined product sales were up 10 percent to 1.21 million barrels per day from the corresponding 2021 periods. The increase for both quarterly and six-month periods was mainly due to higher jet fuel demand as travel restrictions associated with the COVID-19 pandemic continue to ease.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Millions of dollars)
International Downstream Earnings*	$1,083	$63	$928	$198

* Includes foreign currency effects	$145	$1	$168	$60
International downstream reported earnings of $1.1 billion in second quarter 2022, compared with $63 million a year earlier. The increase in earnings was mainly due to higher margins on refined product sales of

$1.1 billion and a favorable swing in foreign currency effects of $144 million between periods, partially offset by higher operating expenses of $160 million.
International downstream reported earnings of $928 million in the first six months of 2022, compared with $198 million a year earlier. The increase in earnings was mainly due to higher margins on refined product sales of $970 million and a favorable swing in foreign currency effects of $108 million between periods, partially offset by higher operating expenses of $290 million.
Refinery crude oil input of 634,000 barrels per day in second quarter 2022 increased 9 percent from the year-ago period. For the first six months of 2022, crude oil input was 626,000 barrels per day, up 12 percent from the year-ago period. The increase for both the quarterly and year-to-date periods was due to increased refinery runs in response to higher demand.
Total refined product sales in second quarter 2022 were up 4 percent to 1.34 million barrels per day and for the first six months of 2022, refined product sales were up 5 percent to 1.33 million barrels per day from the corresponding 2021 periods. The increase for both quarterly and six-month periods was mainly due to higher jet fuel demand as travel restrictions associated with the COVID-19 pandemic continue to ease.
All Other

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Millions of dollars)
Earnings/(Charges)*	$(459)	$(935)	$(1,465)	$(1,913)

* Includes foreign currency effects	$(80)	$(36)	$(177)	$(45)
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in second quarter 2022 were $459 million, compared to $935 million a year earlier. The decrease in net charges between periods was mainly due to lower employee benefit costs, pension expense and interest expense, partially offset by a unfavorable swing of $44 million in foreign currency effects.
Net charges in the first six months of 2022 were $1.5 billion, compared to $1.9 billion a year earlier. The decrease in net charges between periods was mainly due to lower pension expense, employee benefit costs and interest expense, partially offset by a unfavorable swing of $132 million in foreign currency effects.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Millions of dollars)
Sales and other operating revenues	$65,372	$36,117	$117,686	$67,193
Sales and other operating revenues increased $29.3 billion for the second quarter and $50.5 billion for the six-month period mainly due to higher refined product, crude oil and natural gas prices.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Millions of dollars)
Income from equity affiliates	$2,467	$1,442	$4,552	$2,353
Income from equity affiliates in the second quarter and six-month period increased mainly due to higher upstream-related earnings from TCO in Kazakhstan and Angola LNG and higher downstream-related earnings from GS Caltex in South Korea, partially offset by lower earnings from CPChem.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Millions of dollars)
Other income (loss)	$923	$38	$897	$80
Other income for the second quarter and six-month period increased due to a favorable swing in foreign currency effects and higher gains on asset sales.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Millions of dollars)
Purchased crude oil and products	$40,003	$20,629	$72,652	$38,197
Purchased crude oil and products increased $19.4 billion for the second quarter and $34.5 billion for the six-month period primarily due to higher crude oil, natural gas and refined product prices.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Millions of dollars)
Operating, selling, general and administrative expenses	$7,181	$5,995	$13,786	$11,952
Operating, selling, general and administrative expenses in the second quarter increased $1.2 billion primarily due to an early contract termination charge at Sabine Pass and higher transportation expenses, partially offset by lower employee benefit expenses. Operating, selling, general and administrative expenses in the six-month period increased $1.8 billion primarily due to an early contract termination charge at Sabine Pass, higher transportation expenses, and costs associated with refinery shutdowns, partially offset by lower legal reserves.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Millions of dollars)
Exploration expenses	$196	$113	$405	$199
Exploration expenses in the second quarter and the six-month period increased primarily due to higher charges for well write-offs.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Millions of dollars)
Depreciation, depletion and amortization	$3,700	$4,522	$7,354	$8,808
Depreciation, depletion and amortization expenses for the second quarter and six-month period decreased primarily due to lower rates and lower production.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Millions of dollars)
Taxes other than on income	$1,563	$1,566	$3,565	$2,986
Taxes other than on income for the second quarter were flat as higher taxes on production and excise taxes were offset by lower regulatory expenses. Taxes other than on income increased for the six-month period mainly due to higher taxes on production and excise taxes.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Millions of dollars)
Interest and debt expense	$129	$185	$265	$383
Interest and debt expenses for the second quarter and the six-month period decreased mainly due to lower debt balances.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Millions of dollars)
Other components of net periodic benefit costs	$(13)	$165	$51	$502
Other components of net periodic benefit costs for the second quarter and the six-month period decreased mainly due to lower pension settlement costs as fewer lump-sum pension distributions were made in the current year.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Millions of dollars)
Income tax expense/(benefit)	$4,288	$1,328	$7,065	$2,107
The increase in income tax expense for the second quarter 2022 of $3.0 billion is consistent with the increase in total income before tax for the company of $11.6 billion.
U.S. income before tax increased from $1.7 billion in second quarter 2021 to $7.0 billion in second quarter 2022. This $5.3 billion increase in income was primarily driven by higher realizations and downstream margins. The increase in income had a direct impact on the company’s U.S. income tax resulting in an increase in tax expense of $1.2 billion between year-over-year periods, from $381 million in 2021 to $1.6 billion in 2022.
International income before tax increased from $2.7 billion in second quarter 2021 to $9.0 billion in second quarter 2022. This $6.2 billion increase in income was primarily driven by higher realizations and downstream margins. The increase in income primarily drove the $1.8 billion increase in international income tax expense between year-over-year periods, from $947 million in 2021 to $2.7 billion in 2022.
The company's increase in income tax expense for the first six months of 2022 of $5.0 billion was primarily due to the increase in the total before-tax income in 2022 of $18.5 billion.

U.S. income before tax increased between the six-month periods, from $1.6 billion in 2021 to $10.7 billion in 2022. This increase in income was primarily driven by higher realizations and downstream margins. The increase in income had a direct impact on the company’s U.S. income tax resulting in an increase in tax expense of $2.1 billion between the six-month periods, from $415 million in 2021 to $2.5 billion in 2022.
International income before tax increased for the six-month period, from $5.0 billion in 2021 to $14.3 billion in 2022. This increase in income is primarily due to higher realizations and downstream margins. The increase in income primarily drove the $2.9 billion increase in international income tax expense between year-over-year periods, from $1.7 billion in 2021 to $4.6 billion in 2022.
Additional information related to the company’s effective income tax rate is included in Note 10 Income Taxes to the Consolidated Financial Statements.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	888	857	884	829
Net natural gas production (MMCFPD)(3)	1,705	1,678	1,766	1,660
Net oil-equivalent production (MBOEPD)	1,172	1,136	1,178	1,106
Sales of natural gas (MMCFPD)	4,364	3,776	4,412	3,843
Sales of natural gas liquids (MBPD)	258	186	263	178
Revenue from net production
Liquids ($/Bbl)	$88.71	$54.08	$82.72	$51.01
Natural gas ($/MCF)	$6.22	$2.16	$5.13	$2.16
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	799	990	828	1,008
Net natural gas production (MMCFPD)(3)	5,548	5,993	5,832	6,060
Net oil-equivalent production (MBOEPD)(4)	1,724	1,990	1,800	2,018
Sales of natural gas (MMCFPD)	4,537	4,756	4,705	5,092
Sales of natural gas liquids (MBPD)	83	106	90	91
Revenue from liftings
Liquids ($/Bbl)	$102.30	$62.12	$97.74	$58.93
Natural gas ($/MCF)	$9.23	$4.92	$9.04	$4.82
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,896	3,126	2,978	3,124
U.S. Downstream
Gasoline sales (MBPD)(5)	634	678	639	643
Other refined product sales (MBPD)	576	481	575	462
Total refined product sales (MBPD)	1,210	1,159	1,214	1,105
Sales of natural gas liquids (MBPD)	37	29	35	29
Refinery input (MBPD)	881	956	898	918
International Downstream
Gasoline sales (MBPD)(5)	281	269	281	263
Other refined product sales (MBPD)	673	671	683	670
Share of affiliate sales (MBPD)	383	342	368	341
Total refined product sales (MBPD)	1,337	1,282	1,332	1,274
Sales of natural gas liquids (MBPD)	141	74	130	75
Refinery input (MBPD)	634	580	626	559
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	57	45	57	45
International	496	525	523	541
(4) Includes net production of synthetic oil:
Canada	39	54	39	57
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $12.4 billion at June 30, 2022 and $5.7 billion at year-end 2021. Cash provided by operating activities in the first six months of 2022 was $21.8 billion, compared with $11.2 billion in the year-ago period. Cash provided by financing activities includes proceeds from shares issued for stock option exercises of $5.5 billion in the first six months of 2022, compared with $381 million in the year-ago period. Future cash proceeds from options exercises are expected to be lower. Cash capital and exploratory expenditures totaled $5.1 billion in the first six months of 2022, up $1.4 billion from the year-ago period. Proceeds and deposits related to asset sales and returns of investment totaled $1.3 billion and $1.1 billion, respectively, in the first six months of 2022, compared to $352 million and $17 million, respectively, in the year-ago period. The returns of investment in the first six months of 2022 were primarily from Angola LNG.
Dividends The company paid dividends of $5.5 billion to common stockholders during the first six months of 2022. In July 2022, the company declared a quarterly dividend of $1.42 per common share, payable in September 2022.
Debt and Finance Lease Liabilities Chevron’s total debt and finance lease liabilities were $26.2 billion at June 30, 2022, down from $31.4 billion at December 31, 2021 as the company repaid notes that matured during the period and early retired notes that were scheduled to mature in future periods, including $590 million associated with Renewable Energy Group, Inc.
The company has access to a commercial paper program as a financing source for working capital or other short-term needs. The outstanding balance for the company’s commercial paper program at June 30, 2022 was zero. The company’s debt and finance lease liabilities due within one year, consisting primarily of the current portion of long-term debt and redeemable long-term obligations, totaled $7.7 billion at June 30, 2022, and $8.0 billion at December 31, 2021. Of these amounts, $4.5 billion was reclassified to long-term at the end of June 30, 2022. At December 31, 2021, $7.8 billion was reclassified to long-term. At June 30, 2022, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At June 30, 2022, the company had $10.1 billion in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities allow the company to convert any amounts outstanding into a term loan for a period of up to one year. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate (LIBOR), or Secured Overnight Financing Rate (SOFR) when LIBOR has permanently or indefinitely ceased or is no longer representative, or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at June 30, 2022. In addition, the company has an automatic shelf registration statement that expires in August 2023 for an unspecified amount of nonconvertible debt securities issued by Chevron Corporation or CUSA.
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

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$64,464	$88,038
Sales and other operating revenues - related party	25,876	28,499
Total costs and other deductions	62,380	86,369
Total costs and other deductions - related party	21,860	28,277
Net income (loss)	$9,355	$5,515

	At June 30, 2022	At December 31, 2021
	(Millions of dollars) (unaudited)
Current assets	$26,720	$15,567
Current assets - related party	19,693	12,227
Other assets	48,862	48,461
Current liabilities	27,411	22,554
Current liabilities - related party	91,268	79,778
Other liabilities	28,697	32,825
Total net equity (deficit)	$(52,101)	$(58,902)
Common Stock Repurchase Program The Board of Directors authorized a stock repurchase program in 2019 with a maximum dollar limit of $25 billion and no set term limits. As of June 30, 2022, the company had purchased 85.5 million shares for $10.6 billion, resulting in $14.4 billion remaining under the authorized program. In the second quarter of 2022, the company repurchased 15.2 million shares for $2.5 billion. In July 2022, the company increased the top end of its annual share repurchase guidance range to $15 billion and is expected to repurchase $3.75 billion of shares during the third quarter of 2022.
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
Noncontrolling Interests The company had noncontrolling interests of $1.0 billion at June 30, 2022 and $873 million at December 31, 2021. Included within noncontrolling interests is $139 million at June 30, 2022 and $135 million at December 31, 2021 of redeemable noncontrolling interest.

Financial Ratios and Metrics

	At June 30, 2022	At December 31, 2021
Current Ratio (1)	1.3	1.3
Debt Ratio	14.6%	18.4%
Net Debt Ratio (2)	8.3%	15.6%
(1) At June 30, 2022, the book value of inventory was lower than replacement cost.
(2) Net Debt Ratio for June 30, 2022 is calculated as short-term debt of $3.2 billion plus long-term debt of $23.0 billion (together, “total debt”) less cash and cash equivalents of $12.0 billion and marketable securities of $341 million as a percentage of total debt less cash and cash equivalents and marketable securities, plus Chevron Corporation Stockholders’ Equity of $153.6 billion. For the December 31, 2021 calculation, please refer to page 47 of Chevron’s 2021 Annual Report on Form 10-K.

	Six Months Ended June 30
	2022	2021
	(Millions of dollars)
Net cash provided by operating activities	$21,837	$11,150
Less: Capital expenditures	(5,144)	(3,543)
Free Cash Flow	$16,693	$7,607
Pension Obligations Information related to pension plan contributions is included in Note 8 Employee Benefits to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Capital and exploratory expenditures, including equity affiliates (Total C&E), is a key performance indicator for the company and provides a comprehensive view of its share of investment levels. This metric includes additions to fixed asset or investment accounts, or to exploration expense, for consolidated companies and our share of these expenditures by equity affiliates. Management uses this metric to manage allocation of capital across its entire portfolio, funding requirements and ultimately shareholder distributions.
Total C&E was $6.7 billion in the first six months of 2022, compared with $5.3 billion in the corresponding 2021 period. The amounts included the company’s share of affiliates’ expenditures of $1.5 billion in both the 2022 and 2021 periods, which did not require cash outlays by the company. Expenditures for upstream projects in the first six months of 2022 were $5.3 billion, representing 79 percent of the company-wide total.
The components of “Total C&E” are presented in the following table:

	Six Months Ended June 30
	2022	2021
	(Millions of dollars)
Capital expenditures	$5,144	$3,543
Expensed exploration expenditures	171	180
Assets acquired through finance lease obligations and other financing obligations	—	42
Payments for other assets and liabilities, net	(169)	(2)
Capital and exploratory expenditures, excluding equity affiliates	5,146	3,763
Company’s share of expenditures by equity affiliates	1,534	1,527
Capital and exploratory expenditures, including equity affiliates (Total C&E)	$6,680	$5,290

Total C&E by Major Operating Area
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(Millions of dollars)
United States
Upstream	$1,573	$1,074	$2,873	$2,123
Downstream	884	264	1,130	506
All Other	86	31	128	83
Total United States	2,543	1,369	4,131	2,712
International
Upstream	1,296	1,237	2,414	2,296
Downstream	79	174	129	272
All Other	5	6	6	10
Total International	1,380	1,417	2,549	2,578
Worldwide	$3,923	$2,786	$6,680	$5,290
Acquisitions During second quarter 2022, the company acquired all outstanding shares of Renewable Energy Group, Inc. (REG) in an all-cash transaction valued at $3.15 billion, or $61.50 per share. The total cash outflow, net of cash acquired, was $2.86 billion.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the six months ended June 30, 2022, does not differ materially from that discussed under Item 7A of Chevron’s 2021 Annual Report on Form 10-K.
Item 4.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules

13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2022.
(b) Changes in internal control over financial reporting
During the quarter ended June 30, 2022, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1.Legal Proceedings
Governmental Proceedings The following is a description of legal proceedings that involve governmental authorities as a party and the company reasonably believes would result in $1.0 million or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to second quarter 2022 and any material developments with respect to matters previously reported in Chevron’s 2021 Annual Report on Form 10-K.
On June 22, 2022, the California Department of Fish and Game, Office of Spill Prevention and Response issued a Complaint - Notice of Violation to Chevron for alleged violations related to oil spills and impacted habitat and species occurring between January 2018 and May 2022 at different Chevron fields within Kern County, California. Resolution of the alleged violations may result in the payment of a civil penalty of $1.0 million or more.
As previously disclosed, the refinery in Pasadena, Texas acquired by Chevron on May 1, 2019 (Pasadena Refining System, Inc. and PRSI Trading LLC) had multiple outstanding Notices of Violation (NOVs) that were issued by the Texas Commission on Environmental Quality related to air emissions at the refinery. The Pasadena refinery negotiated a resolution of the NOVs with the Texas Attorney General, which was approved by the District Court of Travis County, Texas, 53rd Judicial District on July 1, 2022. Resolution of these alleged violations resulted in the payment of a civil penalty of $1.1 million on July 27, 2022.
Please see information related to other legal proceedings in Note 11 Litigation.
Item 1A.Risk Factors
Some inherent risks could materially impact the company’s financial results of operations or financial condition. Information about risk factors for the six months ended June 30, 2022, does not differ materially from that set forth under the heading “Risk Factors” on pages 20 through 25 of the company’s 2021 Annual Report on Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2) (Billions of dollars)
April 1 – April 30, 2022	5,414,696	$165.36	5,413,262	$16.0
May 1 – May 31, 2022	4,845,799	$167.91	4,845,510	$15.2
June 1 – June 30, 2022	4,908,132	$161.23	4,907,554	$14.4
Total	15,168,627	$164.84	15,166,326
(1)Includes common shares repurchased from participants in the company’s deferred compensation plans for personal income tax withholdings.
(2)Refer to “Liquidity and Capital Resources” for additional information regarding the company’s authorized stock repurchase program.

Item 6.Exhibits

Exhibit Index
Exhibit Number	Description
10.1+	2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.1 to Chevron Corporation’s Current Report on Form 8-K filed May 27, 2022, and incorporated herein by reference.
10.2+
Letter Agreement, dated May 25, 2022, by and between Chevron Corporation and Joseph C. Geagea, filed as Exhibit 10.1 to Chevron Corporation's Current Report on Form 8-K filed May 27, 2022, and incorporated herein by reference.

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

CHEVRON CORPORATION (REGISTRANT)

/S/ DAVID A. INCHAUSTI
David A. Inchausti, Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: August 4, 2022