Form 10-Q
period 2022-09-30
CHEVRON CORP
filed 2022-11-03
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

There were 1,933,638,546 shares of the company’s common stock outstanding on September 30, 2022.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2022 and 2021	3
	Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2022 and 2021	4
	Consolidated Balance Sheet at September 30, 2022, and December 31, 2021	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	6
	Consolidated Statement of Equity for the Three and Nine Months Ended September 30, 2022 and 2021	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 5.	Other Information	41
Item 6.	Exhibits	42
Signature		43

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
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for the company’s products, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries and other producing countries; technological advancements; changes to government policies in the countries in which the company operates; public health crises, such as pandemics (including coronavirus (COVID-19)) and epidemics, and any related government policies and actions; disruptions in the company’s global supply chain, including supply chain constraints and escalation of the cost of goods and services; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic, market and political conditions, including the military conflict between Russia and Ukraine and the global response to such conflict; changing refining, marketing and chemicals margins; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; development of large carbon capture and offset markets; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates, particularly during the COVID-19 pandemic; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes undertaken or required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from pending or future litigation; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, taxes and tax audits, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; higher inflation and related impacts; material reductions in corporate liquidity and access to debt markets; the receipt of required Board authorizations to implement capital allocation strategies, including future stock repurchase programs and dividend payments; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 20 through 25 of the company’s 2021 Annual Report on Form 10-K and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$63,508	$42,552	$181,194	$109,745
Income (loss) from equity affiliates	2,410	1,647	6,962	4,000
Other income (loss)	726	511	1,623	591
Total Revenues and Other Income	66,644	44,710	189,779	114,336
Costs and Other Deductions
Purchased crude oil and products	38,090	23,834	110,742	62,031
Operating expenses	6,357	5,353	18,313	15,219
Selling, general and administrative expenses	1,028	657	2,858	2,743
Exploration expenses	116	158	521	357
Depreciation, depletion and amortization	4,201	4,304	11,555	13,112
Taxes other than on income	1,707	2,075	5,272	5,061
Interest and debt expense	128	174	393	557
Other components of net periodic benefit costs	208	100	259	602
Total Costs and Other Deductions	51,835	36,655	149,913	99,682
Income (Loss) Before Income Tax Expense	14,809	8,055	39,866	14,654
Income Tax Expense (Benefit)	3,571	1,940	10,636	4,047
Net Income (Loss)	11,238	6,115	29,230	10,607
Less: Net income (loss) attributable to noncontrolling interests	7	4	118	37
Net Income (Loss) Attributable to Chevron Corporation	$11,231	$6,111	$29,112	$10,570
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$5.81	$3.19	$15.02	$5.52
- Diluted	$5.78	$3.19	$14.95	$5.51
Weighted Average Number of Shares Outstanding (000s)
- Basic	1,932,238	1,918,006	1,938,524	1,916,174
- Diluted	1,940,002	1,921,095	1,947,201	1,919,666

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars)
Net Income (Loss)	$11,238	$6,115	$29,230	$10,607
Currency translation adjustment	(49)	(15)	(97)	(31)
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	(3)	(3)	(3)	(1)
Derivatives
Net derivatives gain (loss) on hedge transactions	49	(4)	80	(6)
Reclassification to net income	(29)	2	(31)	2
Income taxes on derivatives transactions	(4)	1	(11)	1
Total	16	(1)	38	(3)
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	296	189	533	866
Actuarial gain (loss) arising during period	159	(336)	442	681
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(5)	(5)	(14)	(13)
Prior service (costs) credits arising during period	—	—	—	3
Defined benefit plans sponsored by equity affiliates - benefit (cost)	7	7	25	47
Income (taxes) benefit on defined benefit plans	(103)	41	(208)	(355)
Total	354	(104)	778	1,229
Other Comprehensive Gain (Loss), Net of Tax	318	(123)	716	1,194
Comprehensive Income (Loss)	11,556	5,992	29,946	11,801
Comprehensive loss (income) attributable to noncontrolling interests	(7)	(4)	(118)	(37)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$11,549	$5,988	$29,828	$11,764

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At September 30, 2022	At December 31, 2021
	(Millions of dollars)
Assets
Cash and cash equivalents	$15,164	$5,640
Marketable securities	267	35
Accounts and notes receivable (less allowance: 2022 - $390; 2021 - $303)	22,466	18,419
Inventories:
Crude oil and products	6,917	4,248
Chemicals	668	565
Materials, supplies and other	1,417	1,492
Total inventories	9,002	6,305
Prepaid expenses and other current assets	4,604	3,339
Total Current Assets	51,503	33,738
Long-term receivables (less allowance: 2022 - $494; 2021 - $442)	1,099	603
Investments and advances	45,154	40,696
Properties, plant and equipment, at cost	325,102	336,045
Less: Accumulated depreciation, depletion and amortization	180,958	189,084
Properties, plant and equipment, net	144,144	146,961
Deferred charges and other assets	12,748	12,384
Goodwill	4,663	4,385
Assets held for sale	424	768
Total Assets	$259,735	$239,535
Liabilities and Equity
Short-term debt	$2,221	$256
Accounts payable	21,699	16,454
Accrued liabilities	7,181	6,972
Federal and other taxes on income	4,020	1,700
Other taxes payable	1,762	1,409
Total Current Liabilities	36,883	26,791
Long-term debt	21,420	31,113
Deferred credits and other noncurrent obligations	20,005	20,778
Noncurrent deferred income taxes	16,616	14,665
Noncurrent employee benefit plans	5,184	6,248
Total Liabilities*	$100,108	$99,595
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at September 30, 2022 and December 31, 2021)	1,832	1,832
Capital in excess of par value	18,587	17,282
Retained earnings	186,394	165,546
Accumulated other comprehensive losses	(3,173)	(3,889)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (509,038,034 and 512,870,523 shares at September 30, 2022 and December 31, 2021, respectively)	(44,720)	(41,464)
Total Chevron Corporation Stockholders’ Equity	158,680	139,067
Noncontrolling interests (includes redeemable noncontrolling interest of $142 and $135 at September 30, 2022 and December 31, 2021)	947	873
Total Equity	159,627	139,940
Total Liabilities and Equity	$259,735	$239,535

* Refer to Note 12 Other Contingencies and Commitments.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2022	2021
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$29,230	$10,607
Adjustments
Depreciation, depletion and amortization	11,555	13,112
Dry hole expense	255	55
Distributions more (less) than income from equity affiliates	(4,768)	(2,162)
Net before-tax losses (gains) on asset retirements and sales	(463)	(401)
Net foreign currency effects	(653)	(25)
Deferred income tax provision	1,710	472
Net decrease (increase) in operating working capital	1,172	(1,459)
Decrease (increase) in long-term receivables	121	(33)
Net decrease (increase) in other deferred charges	(101)	(167)
Cash contributions to employee pension plans	(1,087)	(1,403)
Other	133	1,133
Net Cash Provided by Operating Activities	37,104	19,729
Investing Activities
Acquisition of businesses, net of cash received	(2,862)	—
Capital expenditures	(8,139)	(5,450)
Proceeds and deposits related to asset sales and returns of investment	2,485	586
Net sales (purchases) of marketable securities	82	(1)
Net repayment (borrowing) of loans by equity affiliates	38	389
Net Cash Used for Investing Activities	(8,396)	(4,476)
Financing Activities
Net borrowings (repayments) of short-term obligations	278	(3,627)
Repayments of long-term debt and other financing obligations	(8,449)	(3,305)
Cash dividends - common stock	(8,255)	(7,612)
Net contributions from (distributions to) noncontrolling interests	(103)	(34)
Net sales (purchases) of treasury shares	(2,000)	(245)
Net Cash Provided by (Used for) Financing Activities	(18,529)	(14,823)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(277)	(142)
Net Change in Cash, Cash Equivalents and Restricted Cash	9,902	288
Cash, Cash Equivalents and Restricted Cash at January 1	6,795	6,737
Cash, Cash Equivalents and Restricted Cash at September 30	$16,697	$7,025

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders’	Controlling	Total
Three Months Ended September 30	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at June 30, 2021	$18,636	$159,640	$(4,295)	$(40,799)	$133,182	$729	$133,911
Treasury stock transactions	18	—	—	—	18	—	18
NBLX Acquisition	—	—	—	—	—	—	—
Net income (loss)	—	6,111	—	—	6,111	4	6,115
Cash dividends ($1.34 per share)	—	(2,571)	—	—	(2,571)	(25)	(2,596)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	(123)	—	(123)	—	(123)
Purchases of treasury shares	—	—	—	(625)	(625)	—	(625)
Issuances of treasury shares	—	—	—	6	6	—	6
Other changes, net	—	(135)	—	—	(135)	152	17
Balance at September 30, 2021	$18,654	$163,044	$(4,418)	$(41,418)	$135,862	$860	$136,722

Balance at June 30, 2022	$20,151	$177,909	$(3,491)	$(41,015)	$153,554	$1,008	$154,562
Treasury stock transactions	19	—	—	—	19	—	19
Net income (loss)	—	11,231	—	—	11,231	7	11,238
Cash dividends ($1.42 per share)	—	(2,743)	—	—	(2,743)	(71)	(2,814)
Stock dividends	—	(2)	—	—	(2)	—	(2)
Other comprehensive income	—	—	318	—	318	—	318
Purchases of treasury shares	—	—	—	(3,750)	(3,750)	—	(3,750)
Issuances of treasury shares	9	—	—	45	54	—	54
Other changes, net	—	(1)	—	—	(1)	3	2
Balance at September 30, 2022	$20,179	$186,394	$(3,173)	$(44,720)	$158,680	$947	$159,627

Nine Months Ended September 30
Balance at December 31, 2020	$18,421	$160,377	$(5,612)	$(41,498)	$131,688	$1,038	$132,726
Treasury stock transactions	95	—	—	—	95	—	95
NBLX acquisition	138	(148)	—	377	367	(321)	46
Net income (loss)	—	10,570	—	—	10,570	37	10,607
Cash dividends ($3.97 per share)	—	(7,612)	—	—	(7,612)	(51)	(7,663)
Stock dividends	—	(2)	—	—	(2)	—	(2)
Other comprehensive income	—	—	1,194	—	1,194	—	1,194
Purchases of treasury shares	—	—	—	(633)	(633)	—	(633)
Issuances of treasury shares	—	—	—	336	336	—	336
Other changes, net	—	(141)	—	—	(141)	157	16
Balance at September 30, 2021	$18,654	$163,044	$(4,418)	$(41,418)	$135,862	$860	$136,722

Balance at December 31, 2021	$18,874	$165,546	$(3,889)	$(41,464)	$139,067	$873	$139,940
Treasury stock transactions	49	—	—	—	49	—	49
Net income (loss)	—	29,112	—	—	29,112	118	29,230
Cash dividends ($4.26 per share)	—	(8,255)	—	—	(8,255)	(107)	(8,362)
Stock dividends	—	(3)	—	—	(3)	—	(3)
Other comprehensive income	—	—	716	—	716	—	716
Purchases of treasury shares	—	—	—	(7,505)	(7,505)	—	(7,505)
Issuances of treasury shares	1,256	—	—	4,249	5,505	—	5,505
Other changes, net	—	(6)	—	—	(6)	63	57
Balance at September 30, 2022	$20,179	$186,394	$(3,173)	$(44,720)	$158,680	$947	$159,627

(Number of Shares)	Common Stock - 2022				Common Stock - 2021
Three Months Ended September 30	Issued(2)	Treasury	Outstanding		Issued(2)	Treasury	Outstanding
Balance at June 30	2,442,676,580	(485,241,766)	1,957,434,814		2,442,676,580	(508,764,636)	1,933,911,944
Purchases	—	(24,324,584)	(24,324,584)		—	(6,321,791)	(6,321,791)
Issuances	—	528,316	528,316		—	95,766	95,766
Balance at September 30	2,442,676,580	(509,038,034)	1,933,638,546		2,442,676,580	(514,990,661)	1,927,685,919

Nine Months Ended September 30
Balance at December 31	2,442,676,580	(512,870,523)	1,929,806,057		2,442,676,580	(517,490,263)	1,925,186,317
Purchases	—	(48,390,222)	(48,390,222)		—	(6,395,387)	(6,395,387)
Issuances	—	52,222,711	52,222,711		—	8,894,989	8,894,989
Balance at September 30	2,442,676,580	(509,038,034)	1,933,638,546		2,442,676,580	(514,990,661)	1,927,685,919
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General
Basis of Presentation The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and nine-month periods ended September 30, 2022, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2021 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the nine months ended September 30, 2022 and 2021 are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)
(Millions of dollars)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
Balance at December 31, 2020	$(107)	$(10)	$—	$(5,495)	$(5,612)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(31)	(1)	(5)	563	526
Reclassifications(2) (3)	—	—	2	666	668
Net Other Comprehensive Income (Loss)	(31)	(1)	(3)	1,229	1,194
Balance at September 30, 2021	$(138)	$(11)	$(3)	$(4,266)	$(4,418)

Balance at December 31, 2021	$(162)	$(11)	$—	$(3,716)	$(3,889)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(97)	(3)	69	384	353
Reclassifications(2) (3)	—	—	(31)	394	363
Net Other Comprehensive Income (Loss)	(97)	(3)	38	778	716
Balance at September 30, 2022	$(259)	$(14)	$38	$(2,938)	$(3,173)
(1)All amounts are net of tax.
(2)Refer to Note 14 Financial and Derivative Instruments for reclassified components of cash flow hedging.
(3)Refer to Note 8 Employee Benefits for reclassified components, including amortization of actuarial gains or losses, amortization of prior service costs and settlement losses, totaling $519 million that are included in employee benefit costs for the nine months ended September 30, 2022. Related income taxes for the same period, totaling $125 million, are reflected in “Income Tax Expense” on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 3. Information Relating to the Consolidated Statement of Cash Flows

	Nine Months Ended September 30
	2022	2021
	(Millions of dollars)
Distributions more (less) than income from equity affiliates includes the following:
Distributions from equity affiliates	$2,194	$1,838
(Income) loss from equity affiliates	(6,962)	(4,000)
Distributions more (less) than income from equity affiliates	$(4,768)	$(2,162)
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$(4,428)	$(5,692)
Decrease (increase) in inventories	(2,170)	(353)
Decrease (increase) in prepaid expenses and other current assets	(479)	(94)
Increase (decrease) in accounts payable and accrued liabilities	5,282	3,842
Increase (decrease) in income and other taxes payable	2,967	838
Net decrease (increase) in operating working capital	$1,172	$(1,459)
Net cash provided by operating activities includes the following cash payments:
Interest on debt (net of capitalized interest)	$320	$427
Income taxes	6,750	2,943
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$1,406	$563
Returns of investment from equity affiliates	1,079	23
Proceeds and deposits related to asset sales and returns of investment	$2,485	$586
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$(9)	$(3)
Marketable securities sold	91	2
Net sales (purchases) of marketable securities	$82	$(1)
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$(27)	$—
Repayment of loans by equity affiliates	65	389
Net repayment (borrowing) of loans by equity affiliates	$38	$389
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term obligations	$—	$4,449
Repayments of short-term obligations	—	(6,225)
Net borrowings (repayments) of short-term obligations with three months or less maturity	278	(1,851)
Net borrowings (repayments) of short-term obligations	$278	$(3,627)
Net sales (purchases) of treasury shares consists of the following gross and net amounts:
Shares issued for share-based compensation plans	$5,505	$388
Shares purchased under share repurchase and deferred compensation plans	(7,505)	(633)
Net sales (purchases) of treasury shares	$(2,000)	$(245)
Net contributions from (distributions to) noncontrolling interests consisted of the following gross amounts:
Distributions to noncontrolling interests	$(107)	$(51)
Contributions from noncontrolling interests	4	17
Net contributions from (distributions to) noncontrolling interests	$(103)	$(34)
The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The “Other” line in the Operating Activities section includes changes in postretirement benefits obligations and other long-term liabilities.
The company paid dividends of $1.42 per share of common stock in third quarter 2022. This compares to dividends of $1.34 per share paid in the year-ago corresponding period.
The components of “Capital expenditures” are presented in the following table:

	Nine Months Ended September 30
	2022	2021
	(Millions of dollars)
Additions to properties, plant and equipment	$6,901	$5,087
Additions to investments	932	309
Current-year dry hole expenditures	137	55
Payments for other assets and liabilities, net	169	(1)
Capital expenditures	$8,139	$5,450
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At September 30		At December 31
	2022	2021	2021	2020
	(Millions of dollars)
Cash and cash equivalents	$15,164	$5,998	$5,640	$5,596
Restricted cash included in “Prepaid expenses and other current assets”	742	246	333	365
Restricted cash included in “Deferred charges and other assets”	791	781	822	776
Total cash, cash equivalents and restricted cash	$16,697	$7,025	$6,795	$6,737
Additional information related to restricted cash is included in Note 13 Fair Value Measurements under the heading “Restricted Cash.”
Note 4. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Nine Months Ended September 30
	2022	2021
	(Millions of dollars)
Sales and other operating revenues	$18,682	$10,845
Costs and other deductions	9,003	5,568
Net income attributable to TCO	$6,779	$3,692
Note 5. Summarized Financial Data — Chevron Phillips Chemical Company LLC
Chevron has a 50 percent equity ownership interest in Chevron Phillips Chemical Company LLC (CPChem). Summarized financial information for 100 percent of CPChem is presented in the following table:

	Nine Months Ended September 30
	2022	2021
	(Millions of dollars)
Sales and other operating revenues	$11,446	$10,414
Costs and other deductions	10,195	7,972
Net income attributable to CPChem	$1,565	$2,797

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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Nine Months Ended September 30
	2022	2021
	(Millions of dollars)
Sales and other operating revenues	$142,407	$85,002
Costs and other deductions	129,704	81,553
Net income (loss) attributable to CUSA	$10,601	$4,184

	At September 30, 2022	At December 31, 2021
	(Millions of dollars)
Current assets	$33,888	$20,216
Other assets	49,027	47,355
Current liabilities	22,211	17,824
Other liabilities	18,812	18,438
Total CUSA net equity	$41,892	$31,309
Memo: Total debt	$10,705	$11,693
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and nine-month periods ended September 30, 2022 and 2021, are presented in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Segment Earnings	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$3,398	$1,962	$10,004	$4,349
International	5,909	3,173	14,794	6,314
Total Upstream	9,307	5,135	24,798	10,663
Downstream
United States	1,288	1,083	4,214	1,729
International	1,242	227	2,169	425
Total Downstream	2,530	1,310	6,383	2,154
Total Segment Earnings	11,837	6,445	31,181	12,817
All Other
Interest expense	(117)	(160)	(363)	(517)
Interest income	77	8	116	28
Other	(566)	(182)	(1,822)	(1,758)
Net Income Attributable to Chevron Corporation	$11,231	$6,111	$29,112	$10,570
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. Segment assets at September 30, 2022, and December 31, 2021, are as follows:

	At September 30, 2022	At December 31, 2021
Segment Assets	(Millions of dollars)
Upstream
United States	$43,446	$41,870
International	137,638	138,157
Goodwill	4,370	4,385
Total Upstream	185,454	184,412
Downstream
United States	31,870	26,376
International	22,975	18,848
Goodwill	293	—
Total Downstream	55,138	45,224
Total Segment Assets	240,592	229,636
All Other
United States	14,932	5,746
International	4,211	4,153
Total All Other	19,143	9,899
Total Assets — United States	90,248	73,992
Total Assets — International	164,824	161,158
Goodwill	4,663	4,385
Total Assets	$259,735	$239,535

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and nine-month periods ended September 30, 2022 and 2021, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived primarily from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils, other products derived from crude oil, and manufacturing and marketing of renewable fuels. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Sales and Other Operating Revenues	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$13,183	$7,374	$38,731	$19,199
International	15,286	11,262	43,018	29,568
Subtotal	28,469	18,636	81,749	48,767
Intersegment Elimination — United States	(7,138)	(3,520)	(22,532)	(9,631)
Intersegment Elimination — International	(3,102)	(3,141)	(10,889)	(8,277)
Total Upstream	18,229	11,975	48,328	30,859
Downstream
United States	24,063	15,984	69,701	40,749
International	22,666	15,496	67,716	40,683
Subtotal	46,729	31,480	137,417	81,432
Intersegment Elimination — United States	(1,051)	(558)	(3,393)	(1,524)
Intersegment Elimination — International	(431)	(384)	(1,244)	(1,110)
Total Downstream	45,247	30,538	132,780	78,798
All Other
United States	137	87	361	321
International	1	1	2	1
Subtotal	138	88	363	322
Intersegment Elimination — United States	(106)	(48)	(276)	(233)
Intersegment Elimination — International	—	(1)	(1)	(1)
Total All Other	32	39	86	88
Sales and Other Operating Revenues
United States	37,383	23,445	108,793	60,269
International	37,953	26,759	110,736	70,252
Subtotal	75,336	50,204	219,529	130,521
Intersegment Elimination — United States	(8,295)	(4,126)	(26,201)	(11,388)
Intersegment Elimination — International	(3,533)	(3,526)	(12,134)	(9,388)
Total Sales and Other Operating Revenues	$63,508	$42,552	$181,194	$109,745
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
The components of net periodic benefit costs for 2022 and 2021 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars)		(Millions of dollars)
Pension Benefits
United States
Service cost	$116	$112	$351	$337
Interest cost	72	56	207	175
Expected return on plan assets	(161)	(145)	(484)	(439)
Amortization of prior service costs (credits)	—	—	1	1
Amortization of actuarial losses (gains)	55	68	180	245
Settlement losses	233	108	340	576
Total United States	315	199	595	895
International
Service cost	20	27	63	98
Interest cost	33	35	104	104
Expected return on plan assets	(43)	(42)	(135)	(131)
Amortization of prior service costs (credits)	2	2	5	6
Amortization of actuarial losses (gains)	4	11	12	35
Settlement losses	—	(1)	(9)	(1)
Total International	16	32	40	111
Net Periodic Pension Benefit Costs	$331	$231	$635	$1,006
Other Benefits*
Service cost	$11	$11	$32	$32
Interest cost	14	15	45	41
Amortization of prior service costs (credits)	(7)	(7)	(20)	(20)
Amortization of actuarial losses (gains)	4	3	10	11
Net Periodic Other Benefit Costs	$22	$22	$67	$64
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through September 30, 2022, a total of $1.1 billion was contributed to employee pension plans (including $953 million to the U.S. plans). Contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first nine months of 2022, the company contributed $121 million to its OPEB plans.
Note 9. Assets Held For Sale
At September 30, 2022, the company classified $424 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2021 and the first nine months of 2022 were not material.
Note 10. Income Taxes
The income tax expense increased between quarterly periods from $1.9 billion in 2021 to $3.6 billion in 2022. The company's income before income tax expense increased $6.8 billion from $8.1 billion in 2021 to $14.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
billion in 2022, primarily due to higher realizations and downstream margins. The company’s effective tax rate remained unchanged at 24 percent between quarterly periods in 2021 and 2022.
The income tax expense increased between the nine-month periods from $4.0 billion in 2021 to $10.6 billion in 2022. This increase is a direct result of the company’s income before income tax expense increasing $25.2 billion, from $14.7 billion in 2021 to $39.9 billion in 2022. The increase in income is primarily due to higher realizations and downstream margins. The company’s effective tax rate changed between the nine-month periods from 28 percent in 2021 to 27 percent in 2022. The change in effective tax rate is primarily a consequence of the mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions, and higher favorable international tax items.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of September 30, 2022. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2016, Nigeria — 2007, Australia — 2009, Kazakhstan — 2012 and Saudi Arabia — 2016.
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
In February 2011, Chevron sued the Lago Agrio plaintiffs and several of their lawyers and supporters in the U.S. District Court for the Southern District of New York (SDNY) for violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act and state law. The SDNY court ruled that the Ecuadorian judgment had been procured through fraud, bribery, and corruption, and prohibited the RICO defendants from seeking to enforce the Ecuadorian judgment in the United States or profiting from their illegal acts. The Court of Appeals for the Second Circuit affirmed, and the U.S. Supreme Court denied certiorari in June 2017, rendering final the U.S. judgment in favor of Chevron. The Lago Agrio plaintiffs sought to have the Ecuadorian judgment recognized and enforced in Canada, Brazil, and Argentina. All of those recognition and enforcement actions were dismissed and resolved in Chevron’s favor. Chevron and Texpet filed an arbitration claim against Ecuador in September 2009 before an arbitral tribunal administered by the Permanent Court of Arbitration in The Hague, under the United States-Ecuador Bilateral Investment Treaty. In August 2018, the Tribunal issued an award holding that the Ecuadorian judgment was based on environmental claims that Ecuador had settled and released, and that it was procured through fraud, bribery, and corruption. According to the Tribunal, the Ecuadorian judgment “violates international public policy” and “should not be recognized or enforced by the courts of other States.” The Tribunal ordered Ecuador to remove the status of enforceability from the Ecuadorian judgment and to compensate Chevron for any injuries resulting from the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
judgment. The third and final phase of the arbitration, to determine the amount of compensation Ecuador owes to Chevron, is ongoing. In September 2020, the District Court of The Hague denied Ecuador’s request to set aside the Tribunal’s award, stating that it now is “common ground” between Ecuador and Chevron that the Ecuadorian judgment is fraudulent. In December 2020, Ecuador appealed the District Court’s decision to The Hague Court of Appeals. In June 2022, The Hague Court of Appeals dismissed Ecuador’s appeal. In September 2022, Ecuador appealed to the Dutch Supreme Court. In a separate proceeding, Ecuador admitted that the Ecuadorian judgment is fraudulent in a public filing with the Office of the United States Trade Representative in July 2020. Management continues to believe that the Ecuadorian judgment is illegitimate and unenforceable and will vigorously defend against any further attempts to have it recognized or enforced.
Climate Change
Governmental and other entities in various jurisdictions across the United States have filed legal proceedings against fossil fuel producing companies, including Chevron entities, purporting to seek legal and equitable relief to address alleged impacts of climate change. Chevron entities are or were among the codefendants in 22 separate lawsuits brought by 17 U.S. cities and counties, three U.S. states, the District of Columbia and a trade group. One of the city lawsuits was dismissed on the merits, and one of the county lawsuits was voluntarily dismissed by the plaintiff. The lawsuits assert various causes of action, including public nuisance, private nuisance, failure to warn, design defect, product defect, trespass, negligence, impairment of public trust, and violations of consumer protection statutes, based upon the company’s production of oil and gas products and alleged misrepresentations or omissions relating to climate change risks associated with those products. The unprecedented legal theories set forth in these proceedings entail the possibility of damages liability (both compensatory and punitive), injunctive and other forms of equitable relief, including without limitation abatement and disgorgement of profits, civil penalties and liability for fees and costs of suits, that, while we believe remote, could have a material adverse effect on the company’s results of operations and financial condition. Further such proceedings are likely to be filed by other parties. Management believes that these proceedings are legally and factually meritless and detract from constructive efforts to address the important policy issues presented by climate change, and will vigorously defend against such proceedings.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
arrangements, the company would generally be required to perform should the affiliated company or third party fail to fulfill its obligations under the arrangements. In some cases, the guarantee arrangements may have recourse provisions that would enable the company to recover any payments made under the terms of the guarantees from assets provided as collateral.
Indemnifications The company often includes standard indemnification provisions in its arrangements with its partners, suppliers and vendors in the ordinary course of business, the terms of which range in duration and sometimes are not limited. The company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service or other claims made against such parties.
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
The fair value hierarchy for assets and liabilities measured at fair value at September 30, 2022, and December 31, 2021, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At September 30, 2022				At December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$267	$267	$—	$—	$35	$35	$—	$—
Derivatives - not designated	243	100	143	—	313	285	28	—
Derivatives - designated	49	49	—	—	—	—	—	—
Total Assets at Fair Value	$559	$416	$143	$—	$348	$320	$28	$—
Derivatives - not designated	163	62	101	—	72	24	48	—
Total Liabilities at Fair Value	$163	$62	$101	$—	$72	$24	$48	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at September 30, 2022.
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
Assets and liabilities carried at fair value at September 30, 2022, and December 31, 2021, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $15.2 billion and $5.6 billion at September 30, 2022, and December 31, 2021, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at September 30, 2022.
Restricted Cash had a carrying/fair value of $1.5 billion and $1.2 billion at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream decommissioning activities, tax payments and a financing program, which are reported in “Prepaid expenses and other current assets” and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term debt, purchase price fair value adjustments and finance lease obligations, of $16.4 billion and $22.2 billion at September 30, 2022, and December 31, 2021, respectively. The fair value of long-term debt for the company was $14.9 billion and $23.7 billion at September 30, 2022 and December 31, 2021, respectively. Long-term debt primarily includes corporate issued bonds, classified as Level 1 and are $14.5 billion for the period. The fair value of other long-term debt classified as Level 2 is $0.4 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at September 30, 2022, and December 31, 2021, were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2022, is as follows:

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
(Millions of dollars)

	At September 30, 2022

					Before-Tax Loss
	Total	Level 1	Level 2	Level 3	Three Months Ended	Nine Months Ended
Properties, plant and equipment, net (held and used)	$54	$—	$—	$54	$210	$210
Properties, plant and equipment, net (held for sale)	—	—	—	—	3	3
Investments and advances	—	—	—	—	—	—
Total Assets at Fair Value	$54	$—	$—	$54	$213	$213
Properties, plant and equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report.
Investments and advances The company did not have any impairments of investments and advances measured at fair value on a nonrecurring basis to report in third quarter 2022.
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
Derivative instruments measured at fair value at September 30, 2022, and December 31, 2021, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives (Millions of dollars)
Type of Contract	Balance Sheet Classification	At September 30, 2022	At December 31, 2021
Commodity	Accounts and notes receivable, net	$282	$251
Commodity	Long-term receivables, net	10	62
Total Assets at Fair Value		$292	$313
Commodity	Accounts payable	$143	$71
Commodity	Deferred credits and other noncurrent obligations	20	1
Total Liabilities at Fair Value		$163	$72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Statement of Income: The Effect of Derivatives (Millions of dollars)
Type of		Gain / (Loss) Three Months Ended September 30		Gain / (Loss) Nine Months Ended September 30
Contract	Statement of Income Classification	2022	2021	2022	2021
Commodity	Sales and other operating revenues	$55	$203	$(892)	$(339)
Commodity	Purchased crude oil and products	24	(21)	(210)	(45)
Commodity	Other income	(10)	(8)	(16)	(43)
		$69	$174	$(1,118)	$(427)
In the nine months ended September 30, 2022, cash flow hedging contracts increased Sales and other operating revenues by $31 million compared with a decrease of $2 million in the same period of the prior year. At September 30, 2022, before-tax deferred gains in Accumulated Other Comprehensive Losses related to outstanding crude oil price hedging contracts were $49 million, of which all is expected to be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.

The following table represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at September 30, 2022, and December 31, 2021.

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities (Millions of dollars)
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At September 30, 2022
Derivative Assets - not designated	$4,042	$3,799	$243	$6	$237
Derivative Assets - designated	$50	$1	$49	$—	$49
Derivative Liabilities - not designated	$3,962	$3,799	$163	$42	$121
Derivative Liabilities - designated	$1	$1	$—	$—	$—
At December 31, 2021
Derivative Assets - not designated	$1,684	$1,371	$313	$—	$313
Derivative Liabilities - not designated	$1,443	$1,371	$72	$—	$72
Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for “a right of offset.”
Note 15. Revenue
“Sales and other operating revenue” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $15.0 billion and $12.9 billion at September 30, 2022, and December 31, 2021, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of ASC 606.
Note 16. Financial Instruments - Credit Losses
Chevron’s expected credit loss allowance balance was $884 million as of September 30, 2022 and $745 million as of December 31, 2021, with a majority of the allowance relating to non-trade receivable balances.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $19.9 billion as of September 30, 2022, which reflects the company’s diversified sources of revenues and is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring prepayments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days.
Chevron’s non-trade receivable balance was $4.6 billion as of September 30, 2022, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid as per contract terms or not yet due are subject to the statistical analysis described above while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk. Equity affiliate loans are also considered non-trade and associated allowances of $560 million are included within Investments and Advances on the Consolidated Balance Sheet at both September 30, 2022, and December 31, 2021.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Pro forma financial information is not disclosed as the acquisition was deemed not to have a material impact on the company’s results of operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter 2022 Compared with Third Quarter 2021
Key Financial Results

Earnings by Business Segment
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$3,398	$1,962	$10,004	$4,349
International	5,909	3,173	14,794	6,314
Total Upstream	9,307	5,135	24,798	10,663
Downstream
United States	1,288	1,083	4,214	1,729
International	1,242	227	2,169	425
Total Downstream	2,530	1,310	6,383	2,154
Total Segment Earnings	11,837	6,445	31,181	12,817
All Other	(606)	(334)	(2,069)	(2,247)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$11,231	$6,111	$29,112	$10,570

(1) Includes foreign currency effects.	$624	$305	$1,074	$346
(2) Income (loss) net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for third quarter 2022 was $11.2 billion ($5.78 per share — diluted), compared with $6.1 billion ($3.19 per share — diluted) in the third quarter of 2021. The net income attributable to Chevron Corporation for the first nine months of 2022 was $29.1 billion ($14.95 per share — diluted), compared with $10.6 billion ($5.51 per share — diluted) in the first nine months of 2021.
Upstream earnings in third quarter 2022 were $9.3 billion compared with $5.1 billion in the corresponding 2021 period. The increase was mainly due to higher realizations. Earnings for the first nine months of 2022 were $24.8 billion compared with $10.7 billion in the corresponding 2021 period. The increase was mainly due to higher realizations and favorable foreign currency effects, partially offset by higher operating expenses largely due to an early contract termination at Sabine Pass.
Downstream earnings in third quarter 2022 were $2.5 billion compared with $1.3 billion in the corresponding 2021 period. The increase was mainly due to higher margins on refined product sales, partially offset by higher operating expenses largely associated with planned turnarounds and lower earnings from the 50 percent-owned Chevron Phillips Chemical Company. Earnings for the first nine months of 2022 were $6.4 billion compared with $2.2 billion in the corresponding 2021 period. The increase was mainly due to higher margins on refined product sales and favorable foreign currency effects, partially offset by higher operating expenses.
Refer to “Results of Operations” for additional discussion of results by business segment and “All Other” activities for the third quarter and first nine months of 2022 versus the same periods in 2021.
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

The company’s objective is to safely deliver higher returns, lower carbon and superior shareholder value in any business environment. Earnings of the company depend mostly on the profitability of its upstream business segment. The most significant factor affecting the results of operations for the upstream segment is the price of crude oil, which is determined in global markets outside of the company’s control. In the company’s downstream business, crude oil is the largest cost component of refined products. Periods of sustained lower commodity prices could result in the impairment or write-off of specific assets in future periods and cause the company to adjust operating expenses, including employee reductions, and capital and exploratory expenditures, along with other measures intended to improve financial performance.
Governments, companies, communities, and other stakeholders are increasingly supporting efforts to address climate change, recognizing that individuals and society benefit from access to affordable, reliable, and ever-cleaner energy. International initiatives and national, regional and state legislation and regulations, such as recent legislative and regulatory activity in California including the Advanced Clean Cars II regulations, that aim to directly or indirectly reduce GHG emissions are in various stages of adoption and implementation. These policies, some of which support the global net zero emissions ambitions of the Paris Agreement, can change the amount of energy consumed, the rate of energy-demand growth, the energy mix, and the relative economics of one fuel versus another. Implementation of these policies can be dependent on, and can affect the pace of, technological advancements, the granting of necessary permits by governing authorities, the availability of cost-effective, verifiable carbon credits, the availability of suppliers that can meet sustainability and other standards, evolving regulatory requirements affecting ESG standards or other disclosures, and evolving standards for tracking and reporting on emissions and emission reductions and removals. Beyond the legislative and regulatory landscape, ever changing customer and consumer behavior can also influence energy demand by affecting preferences and use of the company’s products or competitors’ products, now and in the future.
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
Chevron’s previously disclosed 2050 net zero upstream aspiration, carbon intensity targets and planned lower-carbon capital spend through 2028 can be found on pages 32 through 34 of the company’s 2021 Annual Report on Form 10-K.

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
The Inflation Reduction Act (“IRA”), enacted in the United States on August 16, 2022, imposes several new taxes that will be effective in 2023, including a 15 percent minimum tax on book income and a 1 percent excise tax on stock repurchases. The IRA also implements various incentives for lower carbon activities, including carbon capture and storage and the production of hydrogen and sustainable aviation fuel, and extends the federal biodiesel mixture excise tax credit through December 31, 2024. We are continuing to evaluate the impact that the IRA and any associated published and forthcoming Internal Revenue Service implementation guidance may have on our future results of operations.
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
Caspian Pipeline Consortium (CPC), an equity affiliate, operates a 935-mile crude oil export pipeline from the Tengiz Field in Kazakhstan to tanker-loading facilities at Novorossiysk on the Russian coast of the Black Sea, providing the main export route for crude oil production from TCO, Karachaganak and other producing fields in Kazakhstan. Two of the three offshore loading moorings at the CPC marine terminal were taken out of service during August for equipment repairs identified during normal maintenance. Repairs are currently underway and are expected to be completed in fourth quarter 2022, assuming favorable weather conditions. CPC is capable of operating at approximately 70 percent of capacity with one single point mooring facility in service. Production at TCO has not been curtailed since April 23, 2022, given third quarter turnaround activity at TCO and at other regional producers that ship through CPC. However, there is a risk that production from TCO could be curtailed in the future.
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
The company’s third party costs can be subject to external factors beyond its control including, but not limited to: the general level of inflation, tariffs or other taxes imposed on goods or services, and market-based prices charged by the industry’s material and service providers.
Inflationary pressures continue for both oil and gas inputs (such as rigs, pipe and well services, etc.) as well as other industrial equipment and materials. Supply chain disruptions continue to limit the availability and deliverability of some inputs throughout the industry. In the near term, slowing economic activity could moderate inflationary pressures by reducing supplier backlogs and mitigating supply chain disruptions. The United States rig count was relatively flat in the third quarter of 2022 compared to the last quarter, while the international rig count was up, driven by onshore gas-directed drilling in Europe.
The company is actively managing its timing of scheduled work, contracting, procurement, and supply chain activities to assure reliable supply of goods and services, while effectively managing costs in support of its operations. Chevron utilizes contracts with various pricing mechanisms, so there may be a lag before the company’s costs reflect the changes in market trends.

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $71 per barrel for the full-year 2021. During the third quarter of 2022, Brent averaged $101 per barrel and ended October at about $93. The WTI price averaged $68 per barrel for the full-year 2021. During the third quarter of 2022, WTI averaged $92 per barrel and ended October at about $87. The majority of the company’s equity crude production is priced based on the Brent and WTI benchmarks. Crude prices declined in the third quarter of 2022 driven by slowing demand due to COVID-19 lockdowns in China, a global macroeconomic slowdown, the release of U.S. Strategic Petroleum Reserves that boosted supply and a less-than-expected drop in Russian crude exports. However, in early October 2022, crude prices increased due to the announced OPEC+ production cuts. (Refer to “Selected Operating Data” for the company’s average U.S. and international crude oil sales prices).
In contrast to price movements in the global market for crude oil, price changes for natural gas are also impacted by seasonal supply/demand and infrastructure conditions in local markets. In the U.S., prices at

Henry Hub averaged $6.61 per thousand cubic feet (MCF) for the first nine months of 2022, compared with $3.52 during the first nine months of 2021. At the end of October 2022, the Henry Hub spot price was $4.95 per MCF.
Outside the U.S., price changes for natural gas also depend on a wide range of supply, demand and regulatory circumstances. The company’s long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG assets is committed under binding long-term contracts, with some sold in the spot LNG market. International natural gas realizations increased to $9.56 per MCF during the first nine months of 2022, compared with $5.30 per MCF in the same period last year mainly due to higher LNG prices in Europe and Asia. (Refer to “Selected Operating Data” for the company’s average natural gas sales prices for the U.S. and international regions.)
The company’s worldwide net oil-equivalent production in the first nine months of 2022 averaged 3.00 million barrels per day, a decrease of 3 percent from the first nine months of 2021 mainly as a result of contract expirations in Thailand and Indonesia. About 27 percent of the company’s net oil-equivalent production in the first nine months of 2022 occurred in the OPEC+ member countries of Angola, Equatorial Guinea, Kazakhstan, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait and Republic of Congo.
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
Refining margins have been strong in 2022 because of recovering demand for refined products, low product inventories, lower industry refinery capacity and lower product exports from Russia and China. Refining utilization has been strong in 2022 to keep pace with demand growth. Although refining margins have been elevated, there are signs that higher refined product prices and concerns over macroeconomic conditions are slowing demand and may reduce margins.
The company’s most significant marketing areas are the West Coast and Gulf Coast of the United States and Asia Pacific. Chevron operates or has significant ownership interests in refineries in each of these areas. Additionally, the company has a growing presence in renewable fuels, as evidenced by the acquisition of Renewable Energy Group, Inc.
Refer to “Results of Operations” for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Noteworthy Developments
Certain noteworthy developments in recent months included the following:
•Australia – Received permits, as part of joint ventures, to assess carbon storage for three blocks totaling nearly 7.8 million acres in offshore Australia.

•Canada – Invested in Aurora Hydrogen, a company developing emission-free hydrogen production technology.
•Germany – Broke ground on a lower carbon feedstock expansion project at the company’s Emden bio-refinery.
•Japan – Announced a joint collaboration agreement with Mitsui Oil Exploration Co., Ltd. to explore the technical and commercial feasibility of advanced geothermal power generation.
•Namibia – Entered Namibia by acquiring an 80 percent working interest in a Deepwater oil and gas exploration lease.
•Republic of Congo – Received final approval for extension of the Haute Mer production sharing contract to 2040.
•Singapore – Signed a memorandum of understanding to form a consortium that aims to evaluate and advance development of large-scale carbon capture and storage solutions and integrated infrastructure.
•Singapore – Delivered first shipment of offset-paired liquefied natural gas cargo.
•United States – Invested in lower carbon technologies, including TAE Technologies, Inc. (fusion power) and Zero Emissions Industries (hydrogen fuel cell for maritime industry).
•United States – Approved a project to increase light crude oil processing capacity by 15 percent at the company’s Pasadena, Texas refinery.
•United States – Delivered renewable natural gas for the first time from the Brightmark RNG Holdings LLC joint venture project in South Dakota.
•United States – Broke ground on a joint venture solar energy project to generate renewable energy for the company’s oil and gas operations in the Permian Basin in Texas and New Mexico.
•United States – Awarded 34 exploration leases in the Gulf of Mexico.
•United States – Announced investment in a new joint venture with California Bioenergy LLC to build infrastructure for the company’s dairy biomethane projects in California.

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
Upstream

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars)
U.S. Upstream Earnings	$3,398	$1,962	$10,004	$4,349
U.S. upstream reported earnings of $3.4 billion in third quarter 2022, compared with $2.0 billion from a year earlier. The increase was primarily due to higher realizations of $1.6 billion and higher volumes of $200 million, partially offset by the absence of third quarter 2021 asset sale gains of $200 million.
U.S. upstream reported earnings of $10.0 billion in the first nine months of 2022, compared with $4.3 billion from a year earlier. The increase was primarily due to higher realizations of $6.4 billion and higher sales volumes of $500 million, partially offset by higher operating expenses of $1.0 billion largely due to an early contract termination at Sabine Pass.
The average realization per barrel for U.S. crude oil and natural gas liquids in third quarter 2022 was $76, compared with $58 a year earlier. The average realization per barrel for U.S. crude oil and natural gas liquids in the first nine months of 2022 was $80, compared with $53 a year earlier. The average natural gas realization in third quarter 2022 was $7.05 per thousand cubic feet, compared with $3.25 in the 2021 period. The average natural gas realization in the first nine months of 2022 was $5.76 per thousand cubic feet, compared with $2.53 in the 2021 period.
Net oil-equivalent production of 1.18 million barrels per day in third quarter 2022 was up 49,000 barrels per day, or 4 percent, from a year earlier. The quarterly increase was primarily due to the absence of third quarter 2021 weather related impacts in the Gulf of Mexico and net production increases in the Permian Basin, partially offset by impacts from the sale of Eagle Ford assets. Net oil-equivalent production of 1.18 million barrels per day in the first nine months of 2022 was up 64,000 barrels per day, or 6 percent, from a year earlier. The year-to-date increase was primarily due to net production increases in the Permian Basin.
The net liquids component of oil-equivalent production of 891,000 barrels per day in third quarter 2022 was up 6 percent from the corresponding 2021 period. The net liquids component of oil-equivalent production of 886,000 barrels per day in the first nine months of 2022 was up 6 percent from the corresponding 2021 period. Net natural gas production of 1.71 billion cubic feet per day in third quarter 2022 was in line with the 2021 comparative period. Net natural gas production was 1.75 billion cubic feet per day in the first nine months of 2022, an increase of 4 percent from the 2021 period.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars)
International Upstream Earnings*	$5,909	$3,173	$14,794	$6,314

* Includes foreign currency effects	$440	$285	$899	$311
International upstream operations earned $5.9 billion in third quarter 2022, compared with $3.2 billion a year ago. The increase in earnings was primarily due to higher realizations of $2.7 billion, partially offset by lower sales volumes of $280 million. Foreign currency effects had a favorable impact on earnings of $155 million between periods.
International upstream operations earned $14.8 billion in the first nine months of 2022, compared with $6.3 billion a year ago. The increase in earnings was primarily due to higher realizations of $8.2 billion and asset sale gains of $200 million, partially offset by lower sales volumes of $1.1 billion. Foreign currency effects had a favorable impact on earnings of $588 million between periods.
The average sales price for crude oil and natural gas liquids in third quarter 2022 was $89 per barrel, up from $68 a year earlier. The average sales price for crude oil and natural gas liquids in the first nine months of 2022 was $95 per barrel, up from $62 a year earlier. The average sales price of natural gas was $10.36 per thousand cubic feet in third quarter 2022, compared with $6.28 in the 2021 period. The average sales price of natural gas was $9.56 per thousand cubic feet in the first nine months of 2022, compared with $5.30 in the 2021 period.
Net oil-equivalent production of 1.85 million barrels per day in third quarter 2022 was down 56,000 barrels per day from third quarter 2021. Net oil-equivalent production of 1.82 million barrels per day in the first nine months of 2022 was down 163,000 barrels per day, or 8 percent, from a year earlier. The decrease for both quarterly and year-to-date periods was primarily due to lower production following expiration of the Erawan concession in Thailand and Rokan concession in Indonesia, partially offset by the absence of third quarter 2021 planned turnaround impacts at TCO.
The net liquids component of oil-equivalent production of 816,000 barrels per day in third quarter 2022 decreased 11 percent from the 2021 period. The net liquids component of oil-equivalent production of 824,000 barrels per day in the first nine months of 2022 decreased 16 percent from the 2021 period. Net natural gas production of 6.21 billion cubic feet per day in third quarter 2022 increased 4 percent from the 2021 period. Net natural gas production of 5.96 billion cubic feet per day in the first nine months of 2022 decreased 1 percent from the 2021 period.

Downstream

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars)
U.S. Downstream Earnings	$1,288	$1,083	$4,214	$1,729
U.S. downstream reported earnings of $1.3 billion in third quarter 2022, compared with $1.1 billion a year earlier. The increase was mainly due to higher margins on refined product sales of $940 million, partially offset by lower earnings from the 50 percent-owned Chevron Phillips Chemical Company of $390 million and higher operating expenses of $360 million largely associated with planned turnarounds.
U.S. downstream reported earnings of $4.2 billion in the first nine months of 2022, compared with $1.7 billion a year earlier. The increase was mainly due to higher margins on refined product sales of $3.6 billion, partially offset by higher operating expenses of $660 million and lower earnings from the 50 percent-owned Chevron Phillips Chemical Company of $480 million.
Refinery crude oil input in third quarter 2022 decreased 13 percent to 779,000 barrels per day and for the first nine months of 2022, crude oil input decreased 6 percent to 858,000 barrels per day from the corresponding 2021 period. The decrease in both quarterly and year-to-date periods was primarily due to planned turnarounds.
Refined product sales in third quarter 2022 were up 5 percent to 1.25 million barrels per day and for the first nine months of 2022, refined product sales were up 8 percent to 1.23 million barrels per day from the corresponding 2021 periods. The increase for both quarterly and nine-month periods was mainly due to higher renewable fuel sales following the Renewable Energy Group, Inc. acquisition and higher jet fuel demand as travel restrictions associated with the COVID-19 pandemic continue to ease.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars)
International Downstream Earnings*	$1,242	$227	$2,169	$425

* Includes foreign currency effects	$179	$123	$347	$183
International downstream reported earnings of $1.2 billion in third quarter 2022, compared with $227 million a year earlier. The increase in earnings was mainly due to higher margins on refined product sales of $1.1 billion and a favorable swing in foreign currency effects of $56 million between periods.
International downstream reported earnings of $2.2 billion in the first nine months of 2022, compared with $425 million a year earlier. The increase in earnings was mainly due to higher margins on refined product sales of $2.0 billion and a favorable swing in foreign currency effects of $164 million between periods, partially offset by higher operating expenses of $460 million.
Refinery crude oil input of 651,000 barrels per day in third quarter 2022 increased 11 percent from the year-ago period. For the first nine months of 2022, crude oil input was 635,000 barrels per day, up 12 percent from the year-ago period. The increase for both the quarterly and year-to-date periods was due to increased refinery runs in response to higher demand.
Total refined product sales in third quarter 2022 were up 4 percent to 1.44 million barrels per day and for the first nine months of 2022, refined product sales were up 4 percent to 1.37 million barrels per day from the corresponding 2021 periods. The increase for both quarterly and nine-month periods was mainly due to higher jet fuel demand as travel restrictions associated with the COVID-19 pandemic continue to ease.
All Other

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars)
Earnings/(Charges)*	$(606)	$(334)	$(2,069)	$(2,247)

* Includes foreign currency effects	$5	$(103)	$(172)	$(148)
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in third quarter 2022 were $606 million, compared to $334 million a year earlier. The increase in net charges between periods was mainly due to the absence of third quarter 2021 favorable tax items and higher current quarter pension settlement expenses, partially offset by higher interest income from higher cash balances and lower debt interest expenses. Foreign currency effects decreased net charges by $108 million between periods.
Net charges in the first nine months of 2022 were $2.1 billion, compared to $2.2 billion a year earlier. The decrease in net charges between periods was mainly due to lower employee benefit costs, pension settlement expense, and interest expense, partially offset by the absence of 2021 favorable tax items and an unfavorable swing of $24 million in foreign currency effects.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars)
Sales and other operating revenues	$63,508	$42,552	$181,194	$109,745
Sales and other operating revenues increased $21.0 billion for the third quarter and $71.4 billion for the nine-month period mainly due to higher refined product, crude oil and natural gas prices.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars)
Income from equity affiliates	$2,410	$1,647	$6,962	$4,000
Income from equity affiliates in the third quarter and nine-month period increased mainly due to higher upstream-related earnings from TCO in Kazakhstan and Angola LNG and higher downstream-related earnings from GS Caltex in South Korea, partially offset by lower earnings from CPChem.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars)
Other income (loss)	$726	$511	$1,623	$591
Other income for the third quarter increased due to a favorable swing in foreign currency effects and higher interest income, partially offset by lower gains on asset sales. Other income for the nine-month period increased due to a favorable swing in foreign currency effects, higher gains on asset sales and higher interest income.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars)
Purchased crude oil and products	$38,090	$23,834	$110,742	$62,031
Purchased crude oil and products increased $14.3 billion for the third quarter and $48.7 billion for the nine-month period primarily due to higher crude oil, natural gas and refined product prices.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars)
Operating, selling, general and administrative expenses	$7,385	$6,010	$21,171	$17,962
Operating, selling, general and administrative expenses in the third quarter increased $1.4 billion primarily due to higher transportation expenses, costs associated with planned refinery turnarounds, and higher employee benefit expenses. Operating, selling, general and administrative expenses in the nine-month period increased $3.2 billion primarily due to higher transportation expenses, an early contract termination charge at Sabine Pass, and costs associated with planned refinery turnarounds.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars)
Exploration expenses	$116	$158	$521	$357
Exploration expenses in the third quarter decreased primarily due to lower charges for well write-offs. Exploration expenses for the nine-month period increased primarily due to higher charges for well write-offs.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars)
Depreciation, depletion and amortization	$4,201	$4,304	$11,555	$13,112
Depreciation, depletion and amortization expenses for the third quarter and nine-month period decreased primarily due to lower rates and lower production.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars)
Taxes other than on income	$1,707	$2,075	$5,272	$5,061
Taxes other than on income for the third quarter decreased mainly due to lower excise taxes, partially offset by higher taxes on production and property taxes. Taxes other than on income in the nine-month period were higher mainly due to higher taxes on production and property taxes, partially offset by lower excise taxes.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars)
Interest and debt expense	$128	$174	$393	$557
Interest and debt expenses for the third quarter and the nine-month period decreased mainly due to lower debt balances.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars)
Other components of net periodic benefit costs	$208	$100	$259	$602
Other components of net periodic benefit costs for the third quarter increased primarily due to higher pension settlement costs. Other components of net periodic benefit costs for the nine-month period decreased mainly due to lower pension settlement costs as fewer lump-sum pension distributions were made in the current year.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars)
Income tax expense/(benefit)	$3,571	$1,940	$10,636	$4,047
The increase in income tax expense for third quarter 2022 of $1.6 billion is consistent with the increase in total income before tax for the company of $6.8 billion.
U.S. income before tax increased from $3.0 billion in third quarter 2021 to $5.3 billion in third quarter 2022. This $2.3 billion increase in income was primarily driven by higher realizations and downstream margins. The increase in income had a direct impact on the company’s U.S. income tax resulting in an increase in tax expense of $0.9 billion between year-over-year periods, from $355 million in 2021 to $1.2 billion in 2022.

International income before tax increased from $5.0 billion in third quarter 2021 to $9.5 billion in third quarter 2022. This $4.5 billion increase in income was primarily driven by higher realizations and downstream margins. The increase in income primarily drove the $0.8 billion increase in international income tax expense between year-over-year periods, from $1.6 billion in 2021 to $2.4 billion in 2022.
The company's increase in income tax expense for the first nine months of 2022 of $6.6 billion was primarily due to the increase in the total before-tax income in 2022 of $25.2 billion.
U.S. income before tax increased between the nine-month periods, from $4.6 billion in 2021 to $16.0 billion in 2022. This $11.4 billion increase in income was primarily driven by higher realizations and downstream margins. The increase in income had a direct impact on the company’s U.S. income tax resulting in an increase in tax expense of $2.9 billion between the nine-month periods, from $770 million in 2021 to $3.7 billion in 2022.
International income before tax increased for the nine-month period, from $10.0 billion in 2021 to $23.8 billion in 2022. This $13.8 billion increase in income was primarily due to higher realizations and downstream margins. The increase in income primarily drove the $3.7 billion increase in international income tax expense between year-over-year periods, from $3.3 billion in 2021 to $6.9 billion in 2022.
Additional information related to the company’s effective income tax rate is included in Note 10 Income Taxes to the Consolidated Financial Statements.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	891	842	886	834
Net natural gas production (MMCFPD)(3)	1,708	1,708	1,747	1,677
Net oil-equivalent production (MBOEPD)	1,176	1,127	1,177	1,113
Sales of natural gas (MMCFPD)	4,464	4,076	4,430	3,922
Sales of natural gas liquids (MBPD)	281	188	270	181
Revenue from net production
Liquids ($/Bbl)	$75.73	$57.81	$80.35	$53.33
Natural gas ($/MCF)	$7.05	$3.25	$5.76	$2.53
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	816	915	824	976
Net natural gas production (MMCFPD)(3)	6,212	5,952	5,960	6,023
Net oil-equivalent production (MBOEPD)(4)	1,851	1,907	1,817	1,980
Sales of natural gas (MMCFPD)	7,990	5,450	5,812	5,212
Sales of natural gas liquids (MBPD)	104	84	95	89
Revenue from liftings
Liquids ($/Bbl)	$89.14	$67.92	$94.95	$61.77
Natural gas ($/MCF)	$10.36	$6.28	$9.56	$5.30
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	3,027	3,034	2,995	3,093
U.S. Downstream
Gasoline sales (MBPD)(5)	639	671	639	652
Other refined product sales (MBPD)	609	517	587	481
Total refined product sales (MBPD)	1,248	1,188	1,226	1,133
Sales of natural gas liquids (MBPD)	21	23	29	27
Refinery input (MBPD)	779	895	858	911
International Downstream
Gasoline sales (MBPD)(5)	306	314	289	280
Other refined product sales (MBPD)	732	717	700	686
Share of affiliate sales (MBPD)	399	355	378	346
Total refined product sales (MBPD)	1,437	1,386	1,367	1,312
Sales of natural gas liquids (MBPD)	123	129	128	97
Refinery input (MBPD)	651	584	635	567
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	50	47	55	46
International	518	540	521	547
(4) Includes net production of synthetic oil:
Canada	50	51	43	55
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $15.4 billion at September 30, 2022 and $5.7 billion at year-end 2021. Cash provided by operating activities in the first nine months of 2022 was $37.1 billion, compared with $19.7 billion in the year-ago period. Cash provided by financing activities includes proceeds from shares issued for stock option exercises of $5.5 billion in the first nine months of 2022, compared with $388 million in the year-ago period. Future cash proceeds from options exercises are expected to be lower. Capital and exploratory expenditures totaled $8.2 billion in the first nine months of 2022, up $2.4 billion from the year-ago period. Proceeds and deposits related to asset sales and returns of investment totaled $1.4 billion and $1.1 billion, respectively, in the first nine months of 2022, compared to $563 million and $23 million, respectively, in the year-ago period. The returns of investment in the first nine months of 2022 were primarily from Angola LNG. As of third quarter 2022, Angola LNG distributions were, and are expected to continue to be, reflected in cash flow from operations.
Dividends The company paid dividends of $8.3 billion to common stockholders during the first nine months of 2022. In October 2022, the company declared a quarterly dividend of $1.42 per common share, payable in December 2022.
Debt and Finance Lease Liabilities Chevron’s total debt and finance lease liabilities were $23.6 billion at September 30, 2022, down from $31.4 billion at December 31, 2021 as the company repaid notes that matured during the period and early retired notes that were scheduled to mature in future periods.
The company has access to a commercial paper program as a financing source for working capital or other short-term needs. The outstanding balance for the company’s commercial paper program at September 30, 2022 was zero. The company’s debt and finance lease liabilities due within one year, consisting primarily of the current portion of long-term debt and redeemable long-term obligations, totaled $6.2 billion at September 30, 2022, and $8.0 billion at December 31, 2021. Of these amounts, $4.0 billion was reclassified to long-term at the end of September 30, 2022. At December 31, 2021, $7.8 billion was reclassified to long-term. At September 30, 2022, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At September 30, 2022, the company had $10.1 billion in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities allow the company to convert any amounts outstanding into a term loan for a period of up to one year. These facilities support commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the London Interbank Offered Rate (LIBOR), or Secured Overnight Financing Rate (SOFR) when LIBOR has permanently or indefinitely ceased or is no longer representative, or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at September 30, 2022. In addition, the company has an automatic shelf registration statement that expires in August 2023 for an unspecified amount of nonconvertible debt securities issued by Chevron Corporation or CUSA.
The major debt rating agencies routinely evaluate the company’s debt, and the company’s cost of borrowing can increase or decrease depending on these debt ratings. The company has outstanding bonds issued by Chevron Corporation, CUSA, Texaco Capital Inc. and Noble Energy, Inc. Most of these securities are the obligations of, or guaranteed by, Chevron Corporation and are rated AA- by Standard and Poor’s Corporation (S&P) and Aa2 by Moody’s Investors Service (Moody’s). The company’s U.S. commercial paper is rated A-1+ by S&P and P-1 by Moody’s. All of these ratings denote high-quality, investment-grade securities.
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

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$98,088	$88,038
Sales and other operating revenues - related party	39,610	28,499
Total costs and other deductions	93,846	86,369
Total costs and other deductions - related party	33,962	28,277
Net income (loss)	$13,084	$5,515

	At September 30, 2022	At December 31, 2021
	(Millions of dollars) (unaudited)
Current assets	$27,814	$15,567
Current assets - related party	24,996	12,227
Other assets	49,271	48,461
Current liabilities	24,195	22,554
Current liabilities - related party	105,002	79,778
Other liabilities	27,641	32,825
Total net equity (deficit)	$(54,757)	$(58,902)
Common Stock Repurchase Program The Board of Directors authorized a stock repurchase program in 2019 with a maximum dollar limit of $25 billion and no set term limits. As of September 30, 2022, the company had purchased 109.9 million shares for $14.3 billion, resulting in $10.7 billion remaining under the authorized program. In the third quarter of 2022, the company repurchased 24.3 million shares for $3.75 billion. The company currently expects to repurchase $3.75 billion of shares during the fourth quarter of 2022.
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
Noncontrolling Interests The company had noncontrolling interests of $947 million at September 30, 2022 and $873 million at December 31, 2021. Included within noncontrolling interests is $142 million at September 30, 2022 and $135 million at December 31, 2021 of redeemable noncontrolling interest.

Financial Ratios and Metrics

	At September 30, 2022	At December 31, 2021
Current Ratio (1)	1.4	1.3
Debt Ratio	13.0%	18.4%
Net Debt Ratio (2)	4.9%	15.6%
(1) At September 30, 2022, the book value of inventory was lower than replacement cost.
(2) Net Debt Ratio for September 30, 2022 is calculated as short-term debt of $2.2 billion plus long-term debt of $21.4 billion (together, “total debt”) less cash and cash equivalents of $15.2 billion and marketable securities of $267 million as a percentage of total debt less cash and cash equivalents and marketable securities, plus Chevron Corporation Stockholders’ Equity of $158.7 billion. For the December 31, 2021 calculation, please refer to page 47 of Chevron’s 2021 Annual Report on Form 10-K.

	Nine Months Ended September 30
	2022	2021
	(Millions of dollars)
Net cash provided by operating activities	$37,104	$19,729
Less: Capital expenditures	(8,139)	(5,450)
Free Cash Flow	$28,965	$14,279
Pension Obligations Information related to pension plan contributions is included in Note 8 Employee Benefits to the Consolidated Financial Statements.
Capital and Exploratory Expenditures Capital and exploratory expenditures (C&E) is a key performance indicator and provides the company’s investment level in its consolidated companies. This metric includes additions to fixed asset or investment accounts along with exploration expense for its consolidated companies. Management uses this metric along with Affiliate C&E (as defined below) to manage allocation of capital across the company’s entire portfolio, funding requirements and ultimately shareholder distributions.
Equity affiliate capital and exploratory expenditures (Affiliate C&E) is also a key performance indicator that provides the company’s share of investments in its significant equity affiliate companies. This metric includes additions to fixed asset and investment accounts along with exploration expense in the equity affiliate companies’ financial statements. Management uses this metric to assess possible funding needs and/or shareholder distribution capacity of the company’s equity affiliate companies. Together with C&E, management also uses Affiliate C&E to manage allocation of capital across the company’s entire portfolio, funding requirements and ultimately shareholder distributions.
C&E was $8.2 billion in the first nine months of 2022, compared with $5.8 billion in the corresponding 2021 period. Additionally, Affiliate C&E, which did not require cash outlays by the company, was $2.4 billion in the first nine months of 2022 relative to $2.3 billion in first nine months of 2021.
The components of C&E are presented in the following table:

	Nine Months Ended September 30
	2022	2021
	(Millions of dollars)
Capital expenditures	$8,139	$5,450
Expensed exploration expenditures	266	302
Assets acquired through finance lease obligations and other financing obligations	3	49
Payments for other assets and liabilities, net	(169)	1
Capital and exploratory expenditures (C&E)	$8,239	$5,802
Affiliate capital and exploratory expenditures (Affiliate C&E)	$2,380	$2,258

Capital and Exploratory Expenditures (C&E) by Business Segment
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars)
United States
Upstream	$1,855	$1,135	$4,728	$3,256
Downstream	282	225	1,120	567
All Other	54	53	182	136
Total United States	2,191	1,413	6,030	3,959
International
Upstream	852	583	2,087	1,717
Downstream	47	$40	113	113
All Other	3	3	9	13
Total International	902	626	2,209	1,843
C&E	$3,093	$2,039	$8,239	$5,802

Affiliate Capital and Exploratory Expenditures (Affiliate C&E) by Business Segment
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(Millions of dollars)
United States
Upstream	$—	$—	$—	$2
Downstream	215	70	507	234
Total United States	215	70	507	236
International
Upstream	593	596	1,772	1,758
Downstream	38	65	101	264
Total International	631	661	1,873	2,022
Affiliate C&E	$846	$731	$2,380	$2,258

Acquisitions During second quarter 2022, the company acquired all outstanding shares of Renewable Energy Group, Inc. (REG) in an all-cash transaction valued at $3.15 billion, or $61.50 per share. The total cash outflow, net of cash acquired, was $2.86 billion and is not included in the company's C&E.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the nine months ended September 30, 2022, does not differ materially from that discussed under Item 7A of Chevron’s 2021 Annual Report on Form 10-K.
Item 4.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2022.
(b) Changes in internal control over financial reporting
During the quarter ended September 30, 2022, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1.Legal Proceedings
Governmental Proceedings The following is a description of legal proceedings that involve governmental authorities as a party and the company reasonably believes would result in $1.0 million or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to third quarter 2022 and any material developments with respect to matters previously reported in Chevron’s 2021 Annual Report on Form 10-K.
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
Item 1A.Risk Factors
Some inherent risks could materially impact the company’s financial results of operations or financial condition. Information about risk factors for the nine months ended September 30, 2022, does not differ materially from that set forth under the heading “Risk Factors” on pages 20 through 25 of the company’s 2021 Annual Report on Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2) (Billions of dollars)
July 1 – July 31, 2022	4,949,041	$142.93	4,948,817	$13.7
August 1 – August 31, 2022	12,284,431	$158.55	12,283,436	$11.8
September 1 – September 30, 2022	7,091,112	$154.45	7,090,450	$10.7
Total	24,324,584	$154.18	24,322,703
(1)Includes common shares repurchased from participants in the company’s deferred compensation plans for personal income tax withholdings.
(2)Refer to “Liquidity and Capital Resources” for additional information regarding the company’s authorized stock repurchase program.

Item 5.Other Information
Rule 10b5-1 Plan Elections
Pierre R. Breber, Vice President and Chief Financial Officer, entered into a pre-arranged stock trading plan in August 2022. Mr. Breber’s plan provides for the potential exercise of vested stock options and the associated sale of up to 25,000 shares of Chevron common stock between November 2022 and August 2023.
James W. Johnson, Executive Vice President, Senior Advisor, entered into a pre-arranged stock trading plan in August 2022. Mr. Johnson’s plan provides for the potential exercise of vested stock options and the associated sale of up to 183,666 shares of Chevron common stock between November 2022 and January 2023.
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

CHEVRON CORPORATION (REGISTRANT)

/S/ DAVID A. INCHAUSTI
David A. Inchausti, Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: November 3, 2022