Form 10-K
period 2022-12-31
CHEVRON CORP
filed 2023-02-23
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐       No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter — $283.4 billion (As of June 30, 2022)
 Number of Shares of Common Stock outstanding as of February 10, 2023 — 1,906,674,044
DOCUMENTS INCORPORATED BY REFERENCE
(To The Extent Indicated Herein)
Notice of the 2023 Annual Meeting and 2023 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, in connection with the company’s 2023 Annual Meeting of Stockholders (in Part III)

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
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
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for the company’s products, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries and other producing countries; technological advancements; changes to government policies in the countries in which the company operates; public health crises, such as pandemics (including coronavirus (COVID-19)) and epidemics, and any related government policies and actions; disruptions in the company’s global supply chain, including supply chain constraints and escalation of the cost of goods and services; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic and political conditions, including the military conflict between Russia and Ukraine and the global response to such conflict; changing refining, marketing and chemicals margins; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; development of large carbon capture and offset markets; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates, particularly during the COVID-19 pandemic; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes undertaken or required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from pending or future litigation; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, taxes and tax audits, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; higher inflation and related impacts; material reductions in corporate liquidity and access to debt markets; the receipt of required Board authorizations to implement capital allocation strategies, including future stock repurchase programs and dividend payments; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 20 through 26 in this report. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

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
A list of the company’s significant subsidiaries is presented in Exhibit 21.1.
Overview of Petroleum Industry
Petroleum industry operations and profitability are influenced by many factors. Prices for crude oil, natural gas, liquefied natural gas, petroleum products and petrochemicals are generally determined by supply and demand. Production levels from the members of Organization of Petroleum Exporting Countries (OPEC), Russia and the United States are the major factors in determining worldwide supply. Demand for crude oil and its products and for natural gas is largely driven by the conditions of local, national and global economies, although weather patterns, the pace of energy transition and taxation relative to other energy sources also play a significant part. Laws and governmental policies, particularly in the areas of taxation, energy and the environment, affect where and how companies invest, conduct their operations, select feedstocks, and formulate their products and, in some cases, limit their profits directly.
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
Chevron’s Strategic Direction
Chevron’s strategy is to leverage our strengths to safely deliver lower carbon energy to a growing world. Our primary objective is to deliver higher returns, lower carbon and superior shareholder value in any business environment. We are building on our capabilities, assets and customer relationships as we aim to lead in lower carbon intensity oil, products and natural gas, as well as advance new products and solutions that reduce the carbon emissions of major industries. We aim to grow our traditional oil and gas business, lower the carbon intensity of our operations and grow new lower carbon businesses in renewable fuels, hydrogen, carbon capture, offsets, and other emerging technologies.
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

Human Capital Management
Chevron invests in its workforce and culture, with the objective of engaging employees to develop their full potential to deliver energy solutions and enable human progress. The Chevron Way explains the company’s beliefs, vision, purpose and values. It guides how the company’s employees work and establishes a common understanding of culture and aspirations.
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
The following table summarizes the number of Chevron employees by gender, where data is available, and by region as of December 31, 2022.

	At December 31, 2022
	Female		Male		Gender data not available[1]		Total Employees
	Number of Employees	Percentage	Number of Employees	Percentage	Number of Employees	Percentage	Number of Employees	Percentage
Non-Service Station Employees
U.S.	5,343	27%	14,609	73%	23	—%	19,975	46%
Other Americas	1,005	28%	2,536	71%	21	1%	3,562	8%
Africa	613	16%	3,246	84%	3	—%	3,862	9%
Asia	2,420	34%	4,675	66%	32	—%	7,127	16%
Australia	557	25%	1,629	74%	3	—%	2,189	5%
Europe	433	28%	1,099	71%	11	1%	1,543	4%
Total Non-Service Station Employees	10,371	27%	27,794	73%	93	—%	38,258	87%
Service Station Employees	2,121	38%	1,675	30%	1,792	32%	5,588	13%
Total Employees	12,492	28%	29,469	67%	1,885	4%	43,846	100%
1 Includes employees where gender data was not collected or employee chose not to disclose gender.
Hiring, Development and Retention
The company’s approach to attracting, developing and retaining a global, diverse workforce of high-performing talent is anchored in a long-term employment model that fosters an environment of personal growth and engagement. Chevron’s philosophy is to offer compelling career opportunities and a competitive total compensation and benefits package linked to individual and enterprise performance. Chevron recruits new employees in part through partnerships with universities and diversity associations. In addition, the company recruits experienced hires to provide specialized skills.
Chevron’s learning and development programs are designed to help employees achieve their full potential by building technical, operating and leadership capabilities at all levels to produce energy safely, reliably and efficiently. Chevron’s leadership regularly reviews metrics on employee training and development programs, which are continually refined to meet the needs of our evolving business. The company invests in developing leadership at every level. For example, Chevron expanded a coaching program that reaches deeper into the organization, including frontline supervisors, managers and individual contributors.
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

Diversity and Inclusion
Chevron believes human ingenuity has the power to solve difficult problems when diverse people, ideas and experiences come together in an inclusive environment. Chevron reinforces the values of diversity and inclusion through recruitment and talent development, equitable selection processes, community partnerships and supplier diversity. Chevron strives to build an inclusive environment through innovative programs such as the company’s MARC (Men Advocating Real Change) program launched in 2017, in partnership with the non-profit organization Catalyst, to facilitate discussions on gender equity in the workplace. MARC is active in over 35 Chevron locations on six continents around the world with over 5,000 participants since inception. Also, when hiring for a position, many selection processes now include inclusion counselors who help check against unconscious biases and provide outside perspectives.
Chevron’s leadership development also reflects Chevron’s diversity focus. In 2022, Chevron offered numerous leadership programs to promote leadership diversity, including the Global Women’s Leadership Development Program, Transformational Leadership for Multicultural Women, Executive Leadership Council (U.S. Black employees), Asia Pacific Leadership Development Program, Asian American Leadership Development Program, and Latino Leadership Development Program. In addition, Chevron has 11 employee networks (voluntary groups of employees that come together based on shared identity or interests) and a Chairman’s Inclusion Council, which provides the employee network presidents with a direct line of communication to the Chairman and Chief Executive Officer, the Chief Human Resources Officer, the Chief Diversity and Inclusion Officer, and the executive leadership team to collaborate and discuss how employee networks can reinforce Chevron’s values of diversity and inclusion.
Employee Engagement
Employee engagement is an indicator of employee well-being and commitment to the company’s values, purpose and strategies. Chevron regularly conducts employee surveys to assess the health of the company’s culture; recent surveys indicate high employee engagement. Chevron’s survey frequency enables the company to better understand employee sentiment throughout the year and gain insights into employee well-being. The company also introduced surveys to understand employee experience trends throughout the employee lifecycle.
Chevron prioritizes the health, safety and well-being of its employees. Chevron’s safety culture empowers every member of its workforce to exercise stop-work authority without repercussion to address any potential unsafe work conditions. The company has set clear expectations for leaders to deliver operational excellence by demonstrating their commitment to prioritizing the safety and health of its workforce, and the protection of communities, the environment and the company’s assets. Additionally, the company offers long-standing employee support programs such as Ombuds, an independent resource designed to equip employees with options to address and resolve workplace issues; a company hotline, where employees can report concerns to the Corporate Compliance department; and an Employee Assistance Program, a confidential consulting service that can help employees resolve a broad range of personal, family and work-related concerns. In February, Chevron received the 2023 Platinum Bell Seal for Workplace Mental Health by Mental Health America. The Bell Seal is a first-of-its-kind workplace mental health certification that recognizes employers who strive to create mentally healthy workplaces for their employees.

Description of Business and Properties
The upstream and downstream activities of the company and its equity affiliates are widely dispersed geographically, with operations and projects* in North America, South America, Europe, Africa, Asia and Australia. These activities are managed by the Oil, Products and Gas organization. Tabulations of segment sales and other operating revenues, earnings, assets, and income taxes for the three years ending December 31, 2022, and assets as of the end of 2022 and 2021 — for the United States and the company’s international geographic areas — are in Note 14 Operating Segments and Geographic Data to the Consolidated Financial Statements. Similar comparative data for the company’s investments in and income from equity affiliates and property, plant and equipment are in Note 15 Investments and Advances and Note 18 Property, Plant and Equipment. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the company’s Capital Expenditures.

Upstream
Reserves
Refer to Table V for a tabulation of the company’s proved reserves by geographic area, at the beginning of 2020 and at each year-end from 2020 through 2022. Reserves governance, technologies used in establishing proved reserves additions, and major changes to proved reserves by geographic area for the three-year period ended December 31, 2022, are summarized in the discussion for Table V. Discussion is also provided regarding the nature of, status of, and planned future activities associated with the development of proved undeveloped reserves. The company recognizes reserves for projects with various development periods, sometimes exceeding five years. The external factors that impact the duration of a project include scope and complexity, remoteness or adverse operating conditions, infrastructure constraints, and contractual limitations.
At December 31, 2022, 36 percent of the company’s net proved oil-equivalent reserves were located in the United States, 16 percent were located in Australia and 14 percent were located in Kazakhstan.
The net proved reserve balances at the end of each of the three years 2020 through 2022 are shown in the following table:

	At December 31
	2022	2021	2020
Crude Oil, Condensate and Synthetic Oil — Millions of barrels
Consolidated Companies	3,868	3,821	3,766
Affiliated Companies	1,129	1,254	1,553
Total Crude Oil, Condensate and Synthetic Oil	4,997	5,075	5,319
Natural Gas Liquids — Millions of barrels
Consolidated Companies	1,002	935	709
Affiliated Companies	86	103	119
Total Natural Gas Liquids	1,088	1,038	828
Natural Gas — Billions of cubic feet
Consolidated Companies	28,765	28,314	27,006
Affiliated Companies	2,099	2,594	2,916
Total Natural Gas	30,864	30,908	29,922
Oil-Equivalent — Millions of barrels[1]
Consolidated Companies	9,664	9,475	8,976
Affiliated Companies	1,565	1,789	2,158
Total Oil-Equivalent	11,229	11,264	11,134
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

Average Sales Prices and Production Costs per Unit of Production
Refer to Table IV for the company’s average sales price per barrel of crude (including crude oil and condensate) and natural gas liquids and per thousand cubic feet of natural gas produced, and the average production cost per oil-equivalent barrel for 2022, 2021 and 2020.
Gross and Net Productive Wells
The following table summarizes gross and net productive wells at year-end 2022 for the company and its affiliates:

	At December 31, 2022
	Productive Oil Wells[1]		Productive Gas Wells[1]
	Gross	Net	Gross	Net
United States	34,834	27,364	2,078	1,712
Other Americas	1,144	708	266	176
Africa	1,623	635	46	17
Asia	1,764	779	1,431	436
Australia	532	299	109	29
Europe	38	7	—	—
Total Consolidated Companies	39,935	29,792	3,930	2,370
Affiliates[2]	1,677	607	—	—
Total Including Affiliates	41,612	30,399	3,930	2,370
Multiple completion wells included above	715	411	147	115
[1] Gross wells represent the total number of wells in which Chevron has an ownership interest. Net wells represent the sum of Chevron’s ownership interest in gross wells.
[2] Includes gross 1,427 and net 482 productive oil wells for interests accounted for by the non-equity method.

Production Outlook
The company estimates its average worldwide oil-equivalent production in 2023, assuming a Brent crude oil price of $80 per barrel, to be flat to up three percent compared to 2022. This estimate is subject to many factors and uncertainties, as described beginning on page 36. Refer to the Review of Ongoing Exploration and Production Activities in Key Areas for a discussion of the company’s major crude oil and natural gas development projects.
Acreage
At December 31, 2022, the company owned or had under lease or similar agreements undeveloped and developed crude oil and natural gas properties throughout the world. The geographical distribution of the company’s acreage is shown in the following table:

	Undeveloped[2]		Developed		Developed and Undeveloped
Thousands of acres[1]	Gross	Net	Gross	Net	Gross	Net
United States	3,784	3,277	3,909	2,565	7,693	5,842
Other Americas	19,322	11,109	1,088	239	20,410	11,348
Africa	10,286	5,695	1,884	793	12,170	6,488
Asia	16,850	6,795	1,105	430	17,955	7,225
Australia	2,853	1,933	2,069	815	4,922	2,748
Europe	103	20	15	3	118	23
Total Consolidated Companies	53,198	28,829	10,070	4,845	63,268	33,674
Affiliates[3]	695	286	109	50	804	336
Total Including Affiliates	53,893	29,115	10,179	4,895	64,072	34,010
[1] Gross acres represent the total number of acres in which Chevron has an ownership interest. Net acres represent the sum of Chevron’s ownership interest in gross acres.
[2] The gross undeveloped acres that will expire in 2023, 2024 and 2025 if production is not established by certain required dates are 4,387, 996, and 1,412, respectively.
[3] Includes gross 405 and net 141 undeveloped and gross 19 and net 5 developed acreage for interests accounted for by the non-equity method.

Net Production of Crude Oil, Natural Gas Liquids and Natural Gas
The following table summarizes the net production of crude oil, natural gas liquids and natural gas for 2022 and 2021 by the company and its affiliates. Worldwide oil-equivalent production of 3 million barrels per day in 2022 was down approximately 3 percent from 2021. International production decreased 7 percent in 2022 primarily due to the end of concessions in Thailand and Indonesia, while U.S. production increased 4 percent compared to 2021, mainly in the Permian Basin. Refer to the Results of Operations section for a detailed discussion of the factors explaining the changes in production for liquids (including crude oil, condensate, natural gas liquids and synthetic oil) and natural gas, and refer to Table V for information on annual production by geographical region.

			Components of Oil-Equivalent
	Oil-Equivalent		Crude Oil		Natural Gas Liquids		Natural Gas
Thousands of barrels per day (MBPD)	(MBPD)[1]		(MBPD)[2]		(MBPD)		(MMCFPD)
Millions of cubic feet per day (MMCFPD)	2022	2021	2022	2021	2022	2021	2022	2021
United States	1,181	1,139	650	643	238	215	1,758	1,689
Other Americas
Argentina	40	33	35	28	—	—	34	31
Brazil	—	3	—	3	—	—	—	—
Canada[3]	139	161	109	129	7	7	135	150
Total Other Americas	179	197	144	160	7	7	169	181
Africa
Angola	70	78	57	65	4	5	49	52
Equatorial Guinea	56	52	12	12	7	6	223	204
Nigeria	152	165	101	118	6	6	266	246
Republic of Congo	31	39	28	36	1	1	11	13
Total Africa	309	334	198	231	18	18	549	515
Asia
Bangladesh	118	112	2	2	—	—	696	655
China	28	30	10	12	—	—	109	104
Indonesia[4]	3	67	1	62	—	—	18	30
Israel	101	91	1	1	—	—	602	541
Kazakhstan	40	41	24	24	—	—	96	103
Kurdistan Region of Iraq	1	2	1	2	—	—	—	—
Myanmar	17	15	—	—	—	—	94	92
Partitioned Zone	60	58	58	56	—	—	7	7
Thailand[4]	67	163	18	41	—	—	298	736
Total Asia	435	579	115	200	—	—	1,920	2,268
Australia
Australia	482	449	42	43	—	—	2,643	2,434
Total Australia	482	449	42	43	—	—	2,643	2,434
Europe
United Kingdom	14	14	13	13	—	—	9	6
Total Europe	14	14	13	13	—	—	9	6
Total Consolidated Companies	2,600	2,712	1,162	1,290	263	240	7,048	7,093
Affiliates[5]	399	387	278	263	16	21	629	616
Total Including Affiliates[6]	2,999	3,099	1,440	1,553	279	261	7,677	7,709

[1] Oil-equivalent conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil.
[2] Includes crude oil, condensate and synthetic oil.
[3] Includes synthetic oil:	45	55	45	55	—	—	—	—
[4] Chevron concessions expired in 2021 (Indonesia) and 2022 (Thailand).
[5] Volumes represent Chevron’s share of production by affiliates, including Tengizchevroil in Kazakhstan and Angola LNG in Angola.
[6] Volumes include natural gas consumed in operations of 570 million and 592 million cubic feet per day in 2022 and 2021, respectively. Total “as sold” natural gas volumes were 7,107 million and 7,117 million cubic feet per day for 2022 and 2021, respectively.

Delivery Commitments
The company sells crude oil and natural gas from its producing operations under a variety of contractual obligations. Most contracts generally commit the company to sell quantities based on production from specified properties, but some natural gas and crude oil sales contracts specify delivery of fixed and determinable quantities.

In the United States, the company is contractually committed to deliver approximately 7 million barrels of crude oil and 729 billion cubic feet of natural gas to third parties from 2023 through 2025. The company believes it can satisfy these contracts through a combination of equity production from the company’s proved developed U.S. reserves and third-party purchases. These commitments are primarily based on contracts with indexed pricing terms.
Outside the United States, the company is contractually committed to deliver a total of 2.8 trillion cubic feet of natural gas to third parties from 2023 through 2025 from operations in Australia and Israel. The Australia sales contracts contain variable pricing formulas that generally reference the prevailing market price for crude oil, natural gas or other petroleum products at the time of delivery. The sales contracts for Israel contain formulas that generally reflect an initial base price subject to price indexation, Brent-linked or other, over the life of the contract. The company believes it can satisfy these contracts from quantities available from production of the company’s proved developed reserves in these countries.
Development Activities
Refer to Table I for details associated with the company’s development expenditures and costs of proved property acquisitions for 2022, 2021 and 2020.
The following table summarizes the company’s net interest in productive and dry development wells completed in each of the past three years, and the status of the company’s development wells drilling at December 31, 2022. A “development well” is a well drilled within the known area of a crude oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

	Wells Drilling*		Net Wells Completed
	at 12/31/22		2022		2021		2020
	Gross	Net	Prod.	Dry	Prod.	Dry	Prod.	Dry
United States	185	98	454	2	319	2	539	2
Other Americas	7	5	35	—	54	—	27	—
Africa	3	1	6	—	4	—	5	—
Asia	23	8	32	1	35	—	94	2
Australia	—	—	1	—	—	—	—	—
Europe	—	—	1	—	1	—	1	—
Total Consolidated Companies	218	112	529	3	413	2	666	4
Affiliates	13	1	6	—	8	—	13	—
Total Including Affiliates	231	113	535	3	421	2	679	4
* Gross wells represent the total number of wells in which Chevron has an ownership interest. Net wells represent the sum of Chevron’s ownership interest in gross wells.

Exploration Activities
Refer to Table I for detail on the company’s exploration expenditures and costs of unproved property acquisitions for 2022, 2021 and 2020.
The following table summarizes the company’s net interests in productive and dry exploratory wells completed in each of the last three years, and the number of exploratory wells drilling at December 31, 2022. “Exploratory wells” are wells drilled to find and produce crude oil or natural gas in unknown areas and include delineation and appraisal wells, which are wells drilled to find a new reservoir in a field previously found to be productive of crude oil or natural gas in another reservoir or to extend a known reservoir.

	Wells Drilling*		Net Wells Completed
	at 12/31/22		2022		2021		2020
	Gross	Net	Prod.	Dry	Prod.	Dry	Prod.	Dry
United States	1	—	3	2	2	2	4	1
Other Americas	1	—	1	1	—	—	2	2
Africa	—	—	1	—	—	—	—	—
Asia	3	2	2	—	—	—	—	—
Australia	—	—	—	—	—	—	—	—
Europe	—	—	—	—	—	—	—	—
Total Consolidated Companies	5	2	7	3	2	2	6	3
Affiliates	—	—	—	—	—	—	—	—
Total Including Affiliates	5	2	7	3	2	2	6	3
* Gross wells represent the total number of wells in which Chevron has an ownership interest. Net wells represent the sum of Chevron’s ownership interest in gross wells.

Review of Ongoing Exploration and Production Activities in Key Areas
Chevron has exploration and production activities in many of the world’s major hydrocarbon basins. Chevron’s 2022 key upstream activities, some of which are also discussed in the section Management’s Discussion and Analysis of Financial Condition and Results of Operations, are presented below. The comments include references to “total production” and “net production,” which are defined under “Production” in Exhibit 99.1.
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
United States
Upstream activities in the United States are primarily located in Texas, New Mexico, Colorado, California, and the Gulf of Mexico. Acreage for the United States can be found in the Acreage table. Net daily oil-equivalent production in the United States can be found in the Net Production of Crude Oil, Natural Gas Liquids and Natural Gas table.
As one of the largest producers in the Permian Basin, Chevron continues to capitalize on its advantaged portfolio in west Texas and southeast New Mexico with an outlook of one million barrels of net oil equivalent production per day by 2025. The asset is comprised of stacked formations enabling production from multiple geologic zones from single surface locations and staging the development for optimized capacity utilization of facilities and infrastructure. The company has implemented a factory development strategy utilizing multi-well pads to drill a series of horizontal wells that are subsequently completed concurrently using hydraulic fracture stimulation. This manufacturing-style process, combined with advantaged acreage holdings and technological advancements, have enabled capital expenditure productivity improvements. Continued operational efficiencies and diversified land assets via non-operated joint ventures and royalty positions have also contributed to higher returns throughout the Permian portfolio. In addition to ongoing emission reduction and water handling initiatives, construction of a 50 percent joint venture solar power project in New Mexico to supply renewable energy for our oil and gas operations was completed and is expected to be operational in the first half of 2023. In 2022, Chevron’s net daily unconventional production in the Permian Basin averaged 327,000 barrels of crude oil, 184,000 barrels of natural gas liquids (NGLs) and 1.2 billion cubic feet of natural gas.
Chevron divested its assets in the Eagle Ford Shale in Texas in March 2022.
In Colorado, development in the Denver-Julesburg (DJ) Basin is primarily focused on Chevron’s Mustang and Wells Ranch areas where the company’s comprehensive drilling plans allow for efficient resource development. In 2022, Chevron’s net daily production in the DJ Basin averaged 53,000 barrels of crude oil, 37,000 barrels of NGLs and 325 million cubic feet of natural gas.
Chevron also has operations in Colorado’s Piceance Basin, as well as an acreage position in Wyoming.
In 2022, 53 wells in Texas and 29 wells in Colorado achieved Project Canary’s highest certification rating on operational and environmental performance, allowing Chevron to market responsibly sourced natural gas.
In 2022, Chevron was one of the largest crude oil producers in California with a net daily oil equivalent production of 87,800 barrels. The California operations support Chevron’s efforts to progress its lower carbon technologies with investments in geothermal and carbon capture pilots. These include the Baseload Capital pilot to utilize waste heat from existing oilfield operations and the Svante pilot to capture carbon dioxide from combustion of natural gas. These pilots leverage innovative technologies and have the potential to scale across our operations. The Baseload Capital and Svante pilots became operational in the third and fourth quarters of 2022, respectively.
During 2022, net daily production in the Gulf of Mexico averaged 172,000 barrels of crude oil, 12,000 barrels of NGLs and 101 million cubic feet of natural gas. Chevron is engaged in various operated and nonoperated exploration, development and production activities in the deepwater Gulf of Mexico. Chevron also holds nonoperated interests in several shelf fields.
The deepwater Jack and St. Malo fields are being jointly developed with a host floating production unit located between the two fields. Chevron has a 50 percent interest in the Jack Field and a 51 percent interest in the St. Malo Field. Both fields are company operated. The company has a 40.6 percent interest in the production host facility, which is designed to accommodate production from the Jack/St. Malo development and third-party tiebacks. Additional development opportunities for the Jack and St. Malo fields progressed in 2022. The St. Malo Stage 4 waterflood project includes two new production wells, three injector wells, and topsides water injection equipment at the St. Malo Field. First water injection is expected in 2024. Additional Jack development in 2022 consisted of a single well tieback and related subsea infrastructure installation. The Stage 4 multiphase subsea pump project replaces the single-phase subsea pumps in both the Jack and St. Malo fields. Multiphase pump module installation commenced in 2022. Proved reserves have been recognized for the multiphase subsea pump project. The Jack and St. Malo fields have an estimated remaining production life of more than 20 years.
The company has a 15.6 percent nonoperated working interest in the deepwater Mad Dog Field. First oil from the Mad Dog 2 Project is expected to commence in 2023. Proved reserves have been recognized for the Mad Dog 2 Project.
Chevron has a 60 percent-owned and operated interest in the Big Foot project, located in the deepwater Walker Ridge area. Development drilling activities are ongoing, with an additional production well that came online in 2022. The project has an estimated remaining production life of more than 30 years.
The company has a 58 percent-owned and operated interest in the deepwater Tahiti Field. The Tahiti Field has an estimated remaining production life of more than 20 years.
Chevron has a 25 percent nonoperated working interest in the Stampede Field, which is located in the Green Canyon area. The Stampede Field has an estimated remaining production life of 25 years.
Chevron has owned and operated interests of 62.9 to 75.4 percent in the unit areas containing the Anchor field. Stage 1 of the Anchor development consists of a seven-well subsea development and a semi-submersible floating production unit. The company successfully drilled the first development well to a total measured depth of 33,500 feet in 2022. Proved reserves have been recognized for Anchor, with first production expected in 2024.
Chevron has a 60 percent-owned and operated interest in the Ballymore Field located in the Mississippi Canyon, which is being developed as a subsea tieback to the existing Blind Faith facility. Chevron reached a final investment decision for Ballymore in May 2022. This project includes three production wells, with first oil expected in 2025. Proved reserves have been recognized for this project.
The company has a 40 percent nonoperated working interest in the Whale discovery located in the Perdido area. First production is expected for Whale in 2024 and proved reserves have been recognized for this project.
During 2022, the company participated in six exploration wells in the deepwater U.S. Gulf of Mexico. Chevron was also formally awarded 34 leases during 2022 as a result of U.S. Gulf of Mexico lease sale 257.
In May 2022, Chevron acquired a 50 percent interest in the Bayou Bend Carbon Capture and Sequestration hub in the Gulf of Mexico, covering over 40,000 acres.
Other Americas
“Other Americas” includes Argentina, Brazil, Canada, Colombia, Mexico, Suriname and Venezuela. Acreage for “Other Americas” can be found in the Acreage table. Net daily oil-equivalent production from these countries can be found in the Net Production of Crude Oil, Natural Gas Liquids and Natural Gas table.
Argentina Chevron has a 50 percent nonoperated interest in the Loma Campana and Narambuena concessions in the Vaca Muerta Shale. At Loma Compana, 49 horizontal wells were drilled in 2022, with 46 wells in total put on production. This concession expires in 2048, and the Narambuena concession expires in 2027.
Chevron also owns and operates a 100 percent interest in the El Trapial Field with both conventional waterflood and Vaca Muerta unconventional shale production. The conventional field concession expires in 2032.
In April 2022, Chevron was granted a new unconventional concession where it will operate the East area of the El Trapial Field in the Vaca Muerta shale formation, with a three-year pilot where it is expected to drill and complete five wells. Drilling operations began in August 2022 with three horizontal wells drilled in 2022. The unconventional concession expires in 2057.
Brazil Chevron holds between 30 and 50 percent of both operated and nonoperated interests in 11 blocks within the Campos and Santos Basins. Chevron is in the process of relinquishing the Saturno block in the Santos Basin, in which it holds a 45 percent nonoperated working interest. Chevron participated in two exploration wells in 2022.
Canada Upstream interests in Canada are concentrated in Alberta and the offshore Atlantic region of Newfoundland and Labrador. The company also has interests in the Northeast British Columbia and the Beaufort Sea region of the Northwest Territories.

The company has a 20 percent nonoperated working interest in the Athabasca Oil Sands Project (AOSP) and associated Quest carbon capture and storage project in Alberta. Oil sands are mined from both the Muskeg River and the Jackpine mines, and bitumen is extracted from the oil sands and upgraded into synthetic oil. Carbon dioxide (CO2) emissions from the upgrader are reduced by carbon capture and storage facilities.
Chevron has a 70 percent-owned and operated interest in most of its Duvernay shale acreage. By the end of 2022, a total of 243 wells have been tied into production facilities.
Chevron has a 26.9 percent nonoperated working interest in the Hibernia Field and a 24.1 percent nonoperated working interest in the unitized Hibernia Southern Extension areas offshore Atlantic Canada. The company has a 29.6 percent nonoperated working interest in the heavy oil Hebron Field, also offshore Atlantic Canada, which has an expected remaining economic life of 25 years.
The company has a 25 percent nonoperated working interest in blocks EL 1168 and EL 1148 located in offshore Atlantic Canada.
Colombia Chevron has a 40 percent-owned and operated interest in the offshore Colombia-3 and Guajira Offshore-3 Blocks.
Mexico The company has a 37.5 percent-owned and operated interest in Block 22 in the Cuenca Salina area in the deepwater Gulf of Mexico. The company also holds a 40 percent nonoperated interest in Blocks 20, 21 and 23. Chevron participated in one exploration well in 2022. Chevron, as operator of the joint venture, is in the process of relinquishing Block 3 in the Perdido area of the Gulf of Mexico, in which it holds a 33.3 percent-owned and operated interest.
Suriname Chevron has a 40 percent owned and operated working interest in Block 5. Chevron also holds a 33.3 percent nonoperated working interest in deepwater Block 42 where one exploration well was drilled during 2022. In April 2022, Chevron signed a production sharing contract (PSC) for the shallow water Block 7 with an 80 percent owned and operated working interest.
Venezuela Chevron’s interests in Venezuela are located in western Venezuela, the Orinoco Belt and offshore Venezuela. As of December 31, 2022, no proved reserves are recognized for these interests. In 2022, the company conducted activities in Venezuela consistent with the authorization provided pursuant to general licenses issued by the United States government. In November 2022, the Department of Treasury’s Office of Foreign Assets Control issued a six-month self-renewing general license authorizing the company to lift production from its four nonoperated affiliate joint ventures in Venezuela for delivery to the United States.
Chevron has a 39.2 percent interest in Petroboscan, which operates the Boscan Field in western Venezuela under an agreement expiring in 2026. Chevron has a 30 percent interest in Petropiar, which operates the heavy oil Huyapari Field under an agreement expiring in 2033. Chevron also holds a 25.2 percent interest in Petroindependiente, which operates the LL-652 Field in Lake Maracaibo under a contract expiring in 2026, and a 35.8 percent interest in Petroindependencia, which includes the Carabobo 3 heavy oil project located in three blocks in the Orinoco Belt. The Petroindependencia contract expires in 2035.
Chevron also operates and holds a 60 percent interest in the Loran gas field offshore Venezuela. This is part of a cross- border field that includes the Manatee field in Trinidad and Tobago. This license expires in 2039.
Africa
In Africa, the company is engaged in upstream activities in Angola, the Republic of Congo, Cameroon, Egypt, Equatorial Guinea, Namibia and Nigeria. Acreage for Africa can be found in the Acreage table. Net daily oil-equivalent production from these countries can be found in the Net Production of Crude Oil, Natural Gas Liquids and Natural Gas table.
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
Chevron has a 36.4 percent interest in Angola LNG Limited, which operates an onshore natural gas liquefaction plant in Soyo, Angola. The plant has the capacity to process 1.1 billion cubic feet of natural gas per day. This is the world’s first liquefied natural gas (LNG) plant supplied with associated gas, where the natural gas is a byproduct of crude oil production. Feedstock for the plant originates from multiple fields and operators.

The Block 0 Sanha Lean Gas Connection Project (SLGC) execution continues and is expected to be completed in 2024. SLGC is a new platform that ties the existing complex to new connecting pipelines for gathering and exporting gas from Blocks 0 and 14 to Angola LNG.
In October 2022, first oil was announced for Lifua A in Block 0, which is the first stage of waterflood development in the Lifua field using a low-cost, short cycle solution that leverages existing infrastructure. In November 2022, South N’Dola, located in Area B of Block 0, reached final investment decision and will apply the same low-cost, short cycle solution as Lifua A.
In July 2022, a final investment decision was announced on the Quiluma and Maboqueiro (Q&M) development, part of the New Gas Consortium Project (NGC) in which Chevron has a 31 percent nonoperated working interest. NGC is an offshore gas concession in which the Q&M fields will be the first to be developed. The Q&M scope includes two wellhead platforms and an onshore gas treatment plant with connections to the Angola LNG plant. Proved reserves have not been recognized for this project.
Angola-Republic of Congo Joint Development Area Chevron operates and holds a 31.3 percent interest in the Lianzi Unitization Zone, which is located in an area shared equally by Angola and the Republic of Congo. This interest expires in 2031.
Republic of Congo Chevron has a 31.5 percent nonoperated working interest in the offshore Haute Mer permit area. The permits for Nkossa, Nsoko and Moho-Bilondo were extended in 2022 and now expire in 2040. Reserves have been recognized for the lease extension.
Cameroon Chevron owns and operates the YoYo Block in the Douala Basin. Preliminary development plans include a possible joint development between YoYo and the Yolanda field in Equatorial Guinea.
Egypt In the Mediterranean Sea, Chevron holds a 90 percent-owned and operated interest in North Sidi Barrani (Block 2) and North El Dabaa (Block 4) and a 45 percent interest in the Nargis block, as well as a 27 percent nonoperated working interest in both North Marina (Block 6) and North Cleopatra (Block 7). In 2022, the company successfully drilled its first exploration well and announced a significant gas discovery at the Nargis Offshore area. The well encountered approximately 200 net feet of high-quality gas-bearing sandstone. In the Red Sea, the company holds a 45 percent-owned and operated interest in Block 1.
Equatorial Guinea Chevron has a 38 percent-owned and operated interest in the Aseng oil field and the Yolanda natural gas field in Block I and a 45 percent-owned and operated interest in the Alen natural gas and condensate field in Block O. Chevron holds an 80 percent-owned and operated interest in Block EG-09, offshore Equatorial Guinea, in the Douala Basin located south of the Alen and Aseng fields.
The company also holds a 32 percent nonoperated interest in the natural gas and condensate Alba field, a 28 percent nonoperated interest in the Alba LPG Plant and a 45 percent interest in the Atlantic Methanol Production Company.
Namibia In September 2022, Chevron acquired an 80 percent-owned and operated interest in PEL90 (Block 2813B) in the Orange Basin, offshore Namibia.
Nigeria Chevron operates and holds a 40 percent interest in six concessions, five operated and one nonoperated in the onshore and near-offshore regions of the Niger Delta. The company also holds acreage positions in three operated and six nonoperated deepwater blocks, with working interests ranging from 20 to 100 percent. Chevron participated in one exploration well in 2022.
Chevron is the operator of the Escravos Gas Plant (EGP) with a total processing capacity of 680 million cubic feet per day of natural gas and liquefied petroleum gas and condensate export capacity of 58,000 barrels per day. The company operates the 33,000-barrel-per-day Escravos Gas to Liquids facility. In addition, the company holds a 36.9 percent interest in the West African Gas Pipeline Company Limited affiliate, which supplies Nigerian natural gas to customers in Benin, Togo and Ghana.
Chevron operates and holds a 67.3 percent interest in the Agbami field, located in deepwater Oil Mining Lease (OML) 127 and OML 128. OML127 expires in 2024 and OML128 was extended in 2022 from 2024 to 2042. Additionally, Chevron holds a 30 percent nonoperated working interest in the Usan field in OML 138. The lease that contains the Usan field was extended in 2022 from 2023 to 2042. Reserves have been recognized for the extensions of OML 128 and OML 138.
In deepwater exploration, Chevron operates and holds a 55 percent interest, in the deepwater Nsiko discoveries in OML 140. Chevron also holds a 27 percent interest in OML 139 and OML 154 and the company continues to work with the operator to evaluate development options for the multiple discoveries in the Usan area, including the Owowo field, which straddles OML 139 and OML 154. The development plan for the Owowo field involves a subsea tie-back to the existing Usan floating, production, storage, and offloading vessel.
Also, in the deepwater area, the Aparo field in OML 132 and OML 140 and the third-party-owned Bonga SW field in OML 118 share a common geologic structure and would be developed jointly. Chevron holds a 16.6 percent nonoperated working interest in the unitized area. The development plan involves subsea wells tied back to a floating production, storage and offloading vessel. At the end of 2022, no proved reserves were recognized for this project.
In May 2022, Chevron divested its 40 percent operated interest in OML 86 and OML 88.
Asia
In Asia, the company is engaged in upstream activities in Bangladesh, China, Cyprus, Indonesia, Israel, Kazakhstan, Kurdistan Region of Iraq, Myanmar, the Partitioned Zone between Saudi Arabia and Kuwait, Russia, and Thailand. Acreage for Asia can be found in the Acreage table. Net daily oil-equivalent production for these countries can be found in the Net Production of Crude Oil, Natural Gas Liquids and Natural Gas table.
Bangladesh Chevron Bangladesh operates and holds 100 percent interest in Block 12 (Bibiyana field) and Blocks 13 and 14 (Jalalabad and Moulavi Bazar fields) under two PSCs. The rights to produce from Jalalabad expires in 2034, from Moulavi Bazar in 2038 and from Bibiyana in 2034. In October 2022, Chevron Bangladesh signed a supplemental agreement to Block 12 PSC extending the Bibiyana production area.
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
Indonesia Chevron has working interests through various PSCs in Indonesia. In offshore eastern Kalimantan, the company operates and holds a 62 percent interest in two PSCs in the Kutei Basin (Rapak and Ganal) and operates and holds a 72 percent interest in the Makassar Strait (West Seno field) temporary cooperation contract. The contracts for offshore eastern Kalimantan expire in December 2027 (Rapak and West Seno fields) and February 2028 (Ganal).
Chevron has concluded that the Indonesia Deepwater Development (IDD) Project held by the Kutei Basin PSCs does not compete in its portfolio and is evaluating alternatives for the company’s participating interest in these PSCs.
Israel Chevron holds a 39.7 percent-owned and operated interest in the Leviathan field, which operates under a concession that expires in 2044. The company also holds a 25 percent-owned and operated interest in the Tamar gas field, which operates under a concession that expires in 2038. In 2022, Chevron reached final investment decision for Phase 1 of the Tamar Optimization Project to expand the company’s offshore facilities. Opportunities to further monetize the existing gas resources are being assessed for both the Tamar and Leviathan fields.
Kazakhstan Chevron has a 50 percent interest in the Tengizchevroil (TCO) affiliate and an 18 percent nonoperated working interest in the Karachaganak field.
TCO is developing the Tengiz and Korolev crude oil fields in western Kazakhstan under a concession agreement that expires in 2033. Most of TCO’s 2022 crude oil production was exported through the Caspian Pipeline Consortium (CPC) pipeline.
In 2022, construction on the Future Growth Project and Wellhead Pressure Management Project (FGP/ WPMP) was largely completed. In addition, the FGP well program, consisting of 55 new wells, was completed in July 2022. WPMP is expected to begin start up by year-end 2023 with conversions of field gathering stations to low pressure continuing for about 12 months. FGP is expected to commence operations by mid-2024 with production expected to ramp up through year end. Proved reserves have been recognized for the FGP/WPMP.
The Karachaganak field is located in northwest Kazakhstan, and operations are conducted under a PSC that expires in 2038. Most of the exported liquids were transported through the CPC pipeline during 2022. Development continued on the

Karachaganak Expansion project (KEP) Stage 1A and a final investment decision was reached to commence KEP Stage 1B in late 2022. Proved reserves have been recognized for both projects.
Kazakhstan/Russia Chevron has a 15 percent interest in the CPC. Progress continued on the debottlenecking project, which is expected to further increase capacity. During 2022, CPC transported an average of 1.2 million barrels of crude oil per day, composed of 1.1 million barrels per day from Kazakhstan and 0.1 million barrels per day from Russia.
Kurdistan Region of Iraq The company holds a 50 percent nonoperated working interest in the Sarta PSC, which expires in 2047, and a 40 percent nonoperated working interest in the Qara Dagh PSC. Chevron participated in two exploration wells in 2022.
Myanmar Chevron has a 41.1 percent nonoperated working interest in a PSC for the production of natural gas from the Yadana, Badamyar and Sein fields, within Blocks M5 and M6, in the Andaman Sea. The PSC expires in 2028. The company also has a 41.1 percent nonoperated working interest in a pipeline company that transports natural gas to the Myanmar-Thailand border for delivery to power plants in Thailand.
In 2022, Chevron signed an agreement to sell the company’s interest in all Myanmar assets and exit the country, with an expected closing date in the second half of 2023.
Partitioned Zone Chevron holds a concession to operate the Kingdom of Saudi Arabia’s 50 percent interest in the hydrocarbon resources in the onshore area of the Partitioned Zone between Saudi Arabia and Kuwait. The concession expires in 2046. Current activities focus on base business optimization and production enhancement opportunities.
Thailand Chevron holds operated interests in the Pattani Basin, located in the Gulf of Thailand, with ownership ranging from 35 percent to 71.2 percent. Concessions for producing areas within this basin expire between 2028 and 2035. Chevron has a 35 percent-owned and operated interest in the Ubon project in Block 12/27. Chevron also has a 16 percent nonoperated working interest in the Arthit field located in the Malay Basin. Concessions for the producing areas within this basin expire between 2036 and 2040.
Within the Pattani Basin, the company previously held operated interests ranging from 70 to 80 percent of the Erawan concession, which expired in April 2022.
Chevron holds between 30 to 80 percent operated and nonoperated working interests in the Thailand-Cambodia Overlapping Claims Area that are inactive, pending resolution of border issues between Thailand and Cambodia.
Australia
Chevron is the largest producer of LNG in Australia. Acreage can be found in the Acreage table. Net daily oil-equivalent production can be found in the Net Production of Crude Oil, Natural Gas Liquids and Natural Gas table.
Upstream activities in Australia are concentrated offshore Western Australia, where the company is the operator of two major LNG projects, Gorgon and Wheatstone, and has a nonoperated working interest in the North West Shelf (NWS) Venture and exploration acreage in the Carnarvon Basin.
Chevron holds a 47.3 percent-owned and operated interest in Gorgon on Barrow Island, which includes the development of the Gorgon and Jansz-Io fields, a three-train 15.6 million-metric-ton-per-year LNG facility, a carbon capture and underground storage facility and a domestic gas plant. The Gorgon Stage 2 project is expected to be ready for startup in the first quarter of 2023. Progress on the Jansz-Io Compression project continued during 2022, and proved reserves have been recognized for this project. Gorgon’s estimated remaining economic life exceeds 40 years.
Chevron holds an 80.2 percent interest in the offshore licenses and a 64.1 percent-owned and operated interest in the LNG facilities associated with Wheatstone. Wheatstone includes the development of the Wheatstone and Iago fields, a two-train, 8.9 million-metric-ton-per-year LNG facility, and a domestic gas plant. The onshore facilities are located at Ashburton North on the coast of Western Australia. Wheatstone’s estimated remaining economic life exceeds 18 years.
Chevron has a 16.7 percent nonoperated working interest in the North West Shelf (NWS) Venture in Western Australia. The company continues to evaluate exploration and appraisal activity across the Carnarvon Basin, in which it holds more than 1.9 million net acres. Chevron relinquished 4 million net acres in 2022 in the Carnarvon basin.
Chevron owns and operates the Clio, Acme and Acme West fields. The company is collaborating with other Carnarvon Basin participants to assess the possibility of developing Clio and Acme through shared utilization of existing infrastructure.

Chevron holds nonoperated working interests ranging from 20 to 50 percent, in three greenhouse gas assessment permits to evaluate the potential of carbon storage. The blocks, including two in the Carnarvon Basin off the north-western coast of Western Australia and one in the Bonaparte Basin offshore Northern Territory, total nearly 7.8 million acres.
United Kingdom
Acreage can be found in the Acreage table. Net oil equivalent production for the United Kingdom can be found in the Net Production of Crude Oil, Natural Gas Liquids and Natural Gas table.
Chevron holds a 19.4 percent nonoperated working interest in the Clair field, located west of the Shetland Islands. The Clair Ridge project is the second development phase of the Clair field, with a design capacity of 120,000 barrels of crude oil and 100 million cubic feet of natural gas per day. The Clair field has an estimated remaining production life extending beyond 2050.
Sales of Natural Gas Liquids and Natural Gas
 The company sells NGLs and natural gas from its producing operations under a variety of contractual arrangements. In addition, the company also makes third-party purchases and sales of NGLs and natural gas in connection with its supply and trading activities.
U.S. and international sales of NGLs averaged 303,000 and 234,000 barrels per day, respectively, in 2022.
During 2022, U.S. and international sales of natural gas averaged 4.4 billion and 5.8 billion cubic feet per day, respectively, which includes the company’s share of equity affiliates’ sales. Outside the United States, substantially all of the natural gas sales from the company’s producing interests are from operations in Angola, Argentina, Australia, Bangladesh, Canada, Equatorial Guinea, Kazakhstan, Indonesia, Israel, Nigeria and Thailand.
Refer to Selected Operating Data in Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information on the company’s sales volumes of natural gas liquids and natural gas. Refer also to Delivery Commitments for information related to the company’s delivery commitments for the sale of crude oil and natural gas.
Downstream
Refining Operations
At the end of 2022, the company had a refining network capable of processing 1.8 million barrels of crude oil per day. Operable capacity at December 31, 2022, and daily refinery inputs for 2020 through 2022 for the company and affiliate refineries, are summarized in the table below. Average crude oil distillation capacity utilization was 85 percent in 2022 and 82 percent in 2021.
At U.S. refineries, crude oil distillation capacity utilization averaged 82 percent in 2022, compared with 83 percent in 2021. Chevron processes both imported and domestic crude oil in its U.S. refining operations. Imported crude oil accounted for about 60 percent of Chevron’s U.S. refinery inputs in both 2022 and 2021.
In the United States, the company continued work on projects aimed at improving refinery flexibility and reliability. The Pasadena Refinery received regulatory approval for a project that is expected to increase light crude oil throughput capacity to 125,000 barrels per day in 2024. This project is expected to allow the company to run more equity crude from the Permian Basin, supply more products to customers in the U.S. Gulf Coast and realize synergies with the company’s Pascagoula refinery.
Outside the United States, the company has interests in three large refineries in Singapore, South Korea and Thailand. Singapore Refining Company (SRC), a 50 percent-owned joint venture, has a total capacity of 290,000 barrels of crude per day and manufactures a wide range of petroleum products, including higher-quality gasoline that meets stricter emission standards. The 50 percent-owned GS Caltex (GSC) Yeosu Refinery in South Korea remains one of the world’s largest refineries with a total crude capacity of 800,000 barrels per day. The company’s 60.6 percent-owned refinery in Map Ta Phut, Thailand, continues to supply high-quality petroleum products into regional markets.

Petroleum Refineries: Locations, Capacities and Crude Oil Inputs
Capacities and inputs in thousands of barrels per day		December 31, 2022		Refinery Crude Oil Inputs
Locations		Number	Operable Capacity	2022	2021	2020
Pascagoula	Mississippi	1	369	320	333	305
El Segundo	California	1	290	248	233	176
Richmond	California	1	257	167	211	198
Pasadena	Texas	1	85	77	76	69
Salt Lake City	Utah	1	58	53	50	45
Total Consolidated Companies — United States		5	1,059	865	903	793
Map Ta Phut	Thailand	1	175	156	135	143
Total Consolidated Companies — International		1	175	156	135	143
Affiliates	Various Locations[1]	2	545	483	441	441
Total Including Affiliates — International		3	720	639	576	584
Total Including Affiliates — Worldwide		8	1,779	1,504	1,479	1,377
1    In March 2020, the company sold its interest in the Pakistan refinery.
Marketing Operations
The company markets petroleum products under the principal brands of “Chevron,” “Texaco” and “Caltex” throughout many parts of the world. The following table identifies the company’s and its affiliates’ refined products sales volumes, excluding intercompany sales, for the three years ended December 31, 2022.

Refined Products Sales Volumes
Thousands of barrels per day	2022	2021	2020
United States
Gasoline	639	655	581
Jet Fuel	212	173	139
Diesel/Gas Oil	216	179	167
Fuel Oil	56	39	33
Other Petroleum Products[1]	105	93	83
Total United States	1,228	1,139	1,003
International[2]
Gasoline	336	321	264
Jet Fuel	196	140	143
Diesel/Gas Oil	464	471	438
Fuel Oil	168	177	184
Other Petroleum Products[1]	222	206	192
Total International	1,386	1,315	1,221
Total Worldwide[2]	2,614	2,454	2,224
[1] Principally naphtha, lubricants, asphalt, and coke.
[2] Includes share of affiliates’ sales:	389	357	348
 In the United States, the company markets under the Chevron and Texaco brands. At year-end 2022, the company supplied directly or through retailers and marketers approximately 8,200 Chevron- and Texaco-branded service stations, primarily in the southern and western states. Approximately 310 of these outlets are company-owned or -leased stations.
Outside the United States, Chevron supplied directly or through retailers and marketers approximately 5,600 branded service stations, including affiliates. The company markets in Latin America using the Texaco brand. In the Asia-Pacific region and the Middle East, the company uses the Caltex brand. In South Korea, the company operates through its 50 percent-owned affiliate, GSC. In Australia, Chevron markets primarily under the Puma brand and began a rebranding project to transition to the Caltex brand in 2022. In March 2022, Chevron started allowing customers at Caltex service stations in Singapore to use their loyalty points to offset a portion of the greenhouse gas emissions from the combustion of the fuel purchased. In return, Chevron purchases and retires carbon offsets.
Chevron markets commercial aviation fuel to 63 airports worldwide. The company also markets an extensive line of lubricant and coolant products under the product names Havoline, Delo, Ursa, Meropa, Rando, Clarity and Taro in the United States and worldwide under these three brands: Chevron, Texaco and Caltex.

Chemicals Operations
Chevron Oronite Company develops, manufactures and markets performance additives for lubricating oils and fuels and conducts research and development for additive component and blended packages. At the end of 2022, the company manufactured, blended or conducted research at 11 locations around the world.
Chevron owns a 50 percent interest in Chevron Phillips Chemical Company LLC (CPChem). CPChem produces olefins, polyolefins and alpha olefins and is a supplier of aromatics and polyethylene pipe, in addition to participating in the specialty chemical and specialty plastics markets. At the end of 2022, CPChem owned or had joint-venture interests in 28 manufacturing facilities and two research and development centers around the world.
CPChem has recently reached final investment decision on two major integrated polymer projects. In fourth quarter 2022, final investment decision was made on the Golden Triangle Polymers Project in Orange, Texas, for which CPChem holds a 51 percent owned and operated interest. In January 2023, final investment decision was made on the Ras Laffan Petrochemical Project in Ras Laffan, Qatar for which CPChem holds a 30 percent nonoperated working interest. Startup for both projects is targeted for late 2026.
In second quarter 2022 CPChem reached final investment decision on a Low Viscosity Poly Alpha Olefin Expansion Project at the CPChem Beringen, Belgium site, with a targeted startup in third quarter 2024. CPChem also continued to progress several other major projects at existing facilities in the U.S. Gulf Coast region, including: an Ethylene Plant Debottleneck Project in Cedar Bayou, Texas, a C3 Splitter Project in Cedar Bayou, Texas, and a 1-Hexene plant in Old Ocean, Texas, all of which are targeted to startup in late 2023.
Chevron is also involved in the petrochemical business through the operations of GSC, the company’s 50 percent owned affiliate in South Korea. GSC manufactures aromatics, including benzene, toluene and xylene. These base chemicals are used to produce a range of products, including adhesives, plastics and textile fibers. GSC also produces olefins such as ethylene, polyethylene and polypropylene, which are used to make automotive and home appliance parts, food packaging, laboratory equipment, building materials, adhesives, paint and textiles.
Renewable Fuels
The company continued to advance development of renewable fuels, which include renewable natural gas (RNG), renewable diesel, biodiesel, sustainable aviation fuel, and renewable base oils and lubricants.
The company continued to advance activities with its joint venture partners, Brightmark Fund Holdings LLC (Brightmark) and California Bioenergy, LLC. (CalBio), to produce and market dairy biomethane. In January 2022, Chevron’s joint venture with Brightmark announced plans to construct an anaerobic digestion project in California and in August 2022 it achieved first gas from the Athena Project in South Dakota. In October 2022, the company expanded its partnership with CalBio to build additional infrastructure for dairy biomethane projects in California. In December 2022, Chevron acquired full ownership of Beyond6, LLC and its nationwide network of 55 compressed natural gas (CNG) stations to grow its renewable natural gas value chain.
In May 2022, Chevron formed a joint venture, Bunge Chevron Ag Renewables LLC, in which it holds a 50 percent working interest. The venture produces soybean oil from processing facilities in Destrehan, Louisiana, and Cairo, Illinois. Soybean oil can be used as a renewable feedstock to make renewable diesel, biodiesel, and sustainable aviation fuel.
In June 2022, Chevron completed the acquisition of the Renewable Energy Group, Inc. (REG), which has 11 biofuel refineries located in the U.S. and Germany, 10 biofuel refineries producing biodiesel and one producing renewable diesel. Work commenced in August 2022 at the Emden refinery in Germany that is expected to reduce the carbon intensity of the biofuel produced at the facility. Expansion work at the Geismar renewable diesel plant in Louisiana continues to be on track, with full capacity expected in 2024.
Progress continues at the company’s El Segundo Refinery in California to increase its capacity to produce renewable fuels through fluid catalytic cracking unit co-processing of bio-feedstock and conversion of the diesel hydrotreater.
Chevron developed renewable base oil through our patented technology and partnership with Novvi and integrated this renewable base oil into Chevron’s lubricant product lines. Chevron developed Havoline© PRO-RS™, which has lifecycle emissions that are 35 percent lower than those of conventional motor oil of equal viscosity. During 2022, the company made this renewable based lubricant available to U.S. consumers.

In April 2022, Chevron completed the purchase of the NEXBASE brand, associated qualifications and approvals, and related sales and marketing business from Neste Oyj. As part of the acquisition, Chevron maintains all current supply sources utilizing long-term offtake agreements. This addition of a fully approved global slate of Group III and renewable base oils complements Chevron’s Group II global slate.
Transportation
Pipelines Chevron owns and operates a network of crude oil, natural gas and product pipelines and other infrastructure assets in the United States. In addition, Chevron operates pipelines for its 50 percent-owned CPChem affiliate. The company also has direct and indirect interests in other U.S. and international pipelines.
Refer to Nigeria and Kazakhstan/Russia in the Upstream section for information on the West African Gas Pipeline and the Caspian Pipeline Consortium.
Shipping The company’s marine fleet includes both U.S. and foreign flagged vessels. The operated fleet consists of conventional crude tankers, product carriers and LNG carriers. These vessels transport crude oil, LNG, refined products and feedstock in support of the company’s global upstream and downstream businesses. In April 2022, Chevron joined the Global Centre for Maritime Decarbonisation (GCMD) as a strategic partner to the organization. The Singapore-based nonprofit was launched in August 2021 to help the International Maritime Organization meet its greenhouse gas emissions reduction goals for 2030 and 2050 by supporting cross-industry collaboration.
Other Businesses
Chevron Technical Center The company’s technical center develops and applies innovative technologies and digital solutions to support the current and future energy system.
The organization conducts research, develops and qualifies technology, and provides technical services and competency development. Areas of expertise include earth sciences, reservoir and production engineering, facilities engineering, reserve governance and reporting, capital projects, drilling and completions, asset performance, health, safety and environment, information technology, technology ventures, and downstream technology and services.
Chevron’s information technology organization integrates computing, telecommunications, data management, cybersecurity and network technology to provide a digital infrastructure to enable Chevron’s global operations and business processes.
The Chevron Technology Ventures (CTV) unit identifies and invests in externally developed technologies and new business solutions with the potential to enhance the way Chevron produces and delivers affordable, reliable, and ever-cleaner energy. CTV has more than two decades of being the on-ramp for external innovation into Chevron, including venture investing, with eight funds that have supported more than 120 startups and worked with more than 250 co-investors.
In addition to the company’s own managed funds, Chevron also makes investments indirectly through the following funds: the Oil and Gas Climate Initiative (OGCI) Climate Investments’ Catalyst Fund I, which targets decarbonization within the oil and gas, industrial, built environments and commercial transportation sectors; Emerald funds, one of which targets energy, water, food, mobility, industrial IT and advanced materials and another that focuses on sustainable packaging; Carbon Direct Capital, a growth equity investor in carbon management technologies; and the HX Venture Fund that targets Houston, Texas high-growth start-up companies.
Some of the investments the company makes in the areas described above are in new or unproven technologies and business processes; therefore, the ultimate technical or commercial successes of these investments are not certain. Refer to Note 27 Other Financial Information for quantification of the company’s research and development expenses.
Chevron New Energies The new energies organization is designed to advance the company’s strategy by bringing together dedicated resources focused on developing new lower carbon businesses that have the potential to scale. Its initial focus includes commercialization opportunities in hydrogen, carbon capture and storage, carbon offsets and emerging technologies such as geothermal. These businesses are expected to support the company’s efforts to reduce its greenhouse gas emissions and are also expected to become high-growth opportunities with the potential to generate competitive returns.

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
The company aims to lower the carbon intensity of its traditional oil and gas operations and comply with the greenhouse gas-related laws and regulations to which it is subject. Refer to Item 1A. Risk Factors on pages 20 through 26 for further discussion of greenhouse gas regulation and climate change and the associated risks to Chevron’s business. Refer to Management Discussion and Analysis of Financial Conditions and Results of Operations Business Environment and Outlook on pages 32 through 34 for further discussion of climate change related trends and uncertainties.
Refer to Management's Discussion and Analysis of Financial Conditions and Results of Operations on page 51 for additional information on environmental matters and their impact on Chevron, and on the company’s 2022 environmental expenditures. Refer to page 51 and Note 24 Other Contingencies and Commitments for a discussion of environmental remediation provisions and year-end reserves.
Item 1A. Risk Factors
As a global energy company, Chevron is subject to a variety of risks that could materially impact the company’s results of operations and financial condition.
BUSINESS AND OPERATIONAL RISK FACTORS
Chevron is exposed to the effects of changing commodity prices Chevron is primarily in a commodities business that has a history of price volatility. The most significant factor that affects the company’s results of operations is the price of crude oil, which can be influenced by general economic conditions and level of economic growth, including low or negative growth; industry production and inventory levels; technology advancements, including those in pursuit of a lower carbon economy; production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries or other producers; weather-related damage and disruptions due to other natural or human causes beyond our control (including without limitation due to the COVID-19 pandemic); competing fuel prices; geopolitical risks; the pace of energy transition; customer and consumer preferences and the use of substitutes; and governmental regulations, policies and other actions regarding the development of oil and gas reserves, as well as greenhouse gas emissions and climate change. Chevron evaluates the risk of changing commodity prices as a core part of its business planning process. An investment in the company carries significant exposure to fluctuations in global crude oil prices.
Extended periods of low prices for crude oil can have a material adverse impact on the company’s results of operations, financial condition and liquidity. Among other things, the company’s upstream earnings, cash flows, and capital expenditure programs could be negatively affected, as could its production and proved reserves. Upstream assets may also become impaired. Downstream earnings could be negatively affected because they depend upon the supply and demand for refined products and the associated margins on refined product sales. A significant or sustained decline in liquidity could adversely affect the company’s credit ratings, potentially increase financing costs and reduce access to capital markets. The company may be unable to realize anticipated cost savings, expenditure reductions and asset sales that are intended to compensate for such downturns, and such downturns may also slow the pace and scale at which we are able to invest in new business lines such as the lower carbon businesses associated with our Chevron New Energies organization. In some cases, liabilities associated with divested assets may return to the company when an acquirer of those assets subsequently declares bankruptcy. In addition, extended periods of low commodity prices can have a material adverse impact on the results of operations, financial condition and liquidity of the company’s suppliers, vendors, partners and equity affiliates upon which the company’s own results of operations and financial condition depends.

The scope of Chevron’s business will decline if the company does not successfully develop resources The company is in an extractive business; therefore, if it is not successful in replacing the crude oil and natural gas it produces with good prospects for future organic opportunities or through acquisitions, the company’s business will decline. Creating and maintaining an inventory of projects depends on many factors, including obtaining and renewing rights to explore, develop and produce hydrocarbons; drilling success; reservoir optimization; ability to bring long-lead-time, capital-intensive projects to completion on budget and on schedule; partner alignment, including strategic support; and efficient and profitable operation of mature properties.
The company’s operations could be disrupted by natural or human causes beyond its control Chevron operates in both urban areas and remote and sometimes inhospitable regions. The company’s operations are therefore subject to disruption from natural or human causes beyond its control, including risks from hurricanes, severe storms, floods, heat waves, other forms of severe weather, wildfires, ambient temperature increases, sea level rise, war or other military conflicts such as the ongoing conflict in Ukraine, accidents, civil unrest, political events, fires, earthquakes, system failures, cyber threats, terrorist acts and epidemic or pandemic diseases such as the COVID-19 pandemic, some of which may be impacted by climate change and any of which could result in suspension of operations or harm to people or the natural environment.
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
Impacts of the continuation or further resurgences of the COVID-19 pandemic may have an adverse and potentially material adverse effect on Chevron’s financial and operating results The economic, business, and oil and gas industry impacts from the COVID-19 pandemic and the disruption to capital markets have been far reaching. While the oil and gas industry has witnessed a substantial recovery of commodity prices and demand for products, there continues to be uncertainty and unpredictability about the impact of the COVID-19 pandemic on our financial and operating results in future periods. The extent to which the COVID-19 pandemic adversely impacts our future financial and operating results, and for what duration and magnitude, depends on several factors that are continuing to evolve, are difficult to predict and, in many instances, are beyond the company’s control. Such factors include the duration and scope of the pandemic, including any further resurgences of the COVID-19 virus and its variants, and the impact on our workforce and operations; the negative impact of the pandemic on the economy and economic activity, including travel restrictions and prolonged low demand for our products; the ability of our affiliates, suppliers and partners to successfully navigate the impacts of the pandemic; the actions taken by governments, businesses and individuals in response to the pandemic; the actions of OPEC and other countries that otherwise impact supply and demand and, correspondingly, commodity prices; the extent and duration of recovery of economies and demand for our products after the pandemic subsides; and Chevron’s ability to keep its cost model in line with changing demand for our products. In-country conditions, including potential future waves of the COVID-19 virus and its variants in countries that appear to have reduced their infection rates, could impact logistics and material movement and remain a risk to business continuity.
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
In addition, further resurgences of the pandemic could precipitate or aggravate the other risk factors identified in this Form 10-K, which in turn could materially and adversely affect our business, financial condition, liquidity, results of operations and profitability, including in ways not currently known or considered by us to present significant risks.
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
The company’s operations have inherent risks and hazards that require significant and continuous oversight Chevron’s results depend on its ability to identify and mitigate the risks and hazards inherent to operating in the energy industry. The company seeks to minimize these operational risks by carefully designing and building its facilities and conducting its operations in a safe and reliable manner. However, failure to manage these risks effectively could impair our ability to operate and result in unexpected incidents, including releases, explosions or mechanical failures resulting in personal injury, loss of life, environmental damage, loss of revenues, legal liability and/or disruption to operations. Chevron has implemented and maintains a system of corporate policies, processes and systems, behaviors and compliance mechanisms to manage safety, health, environmental, reliability and efficiency risks; to verify compliance with applicable laws and policies; and to respond to and learn from unexpected incidents. In certain situations where Chevron is not the operator, the company may have limited influence and control over third parties, which may limit its ability to manage and control such risks.
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
Legislative or regulatory changes in tax laws may expose Chevron to additional tax liabilities Changes in tax laws and regulations around the world are regularly enacted due to political or economic factors beyond the company’s control. Chevron’s taxes in the jurisdictions where the company conducts business activities have been and may be adversely affected by changes in tax laws or regulations, including but not limited to, substantive changes in, reductions in, or the repeal or expiration of tax incentives, such as U.S. federal tax incentives for biodiesel blending, which expire in 2024. Furthermore, Chevron’s tax returns are subject to audit by taxing authorities around the world. There is no assurance that taxing authorities or courts will agree with the positions that Chevron has reflected on the company’s tax returns, in which case interest and penalties could be imposed that may have a material adverse effect on the company’s results of operations or financial condition.
During periods of high profitability for certain companies or industries, there are often calls for increased taxes on profits, often called “windfall profit” taxes. Governments in various jurisdictions, including California and Australia, have announced, proposed, or implemented windfall profit taxes for companies operating in the energy and oil and gas sectors. Such taxes may be imposed on us or may be increased in the future in these or other jurisdictions. The imposition of, or increase in, such windfall profit taxes could adversely affect the company’s current or anticipated future operations and profitability.
For information concerning the company’s tax liabilities, see Note 17 Taxes and Note 24 Other Contingencies and Commitments.
Legislation, regulation, and other government actions and shifting customer and consumer preferences and other private efforts related to greenhouse gas (GHG) emissions and climate change could continue to increase Chevron’s operational costs and reduce demand for Chevron’s hydrocarbon and other products, resulting in a material adverse effect on the company’s results of operations and financial condition Chevron has experienced and may be further challenged by increases in the impacts of international and domestic legislation, regulation, or other government actions relating to GHG emissions (e.g., carbon dioxide and methane) and climate change. International agreements and national, regional, and state legislation and regulatory measures that aim to directly or indirectly limit or reduce GHG emissions are in various stages of implementation.
Legislation, regulation, and other government actions related to GHG emissions and climate change could reduce demand for Chevron’s hydrocarbon and other products and/or continue to increase Chevron’s operational costs. The Paris Agreement went into effect in November 2016, and a number of countries in which we operate may adopt additional policies to meet their Paris Agreement goals. Globally, multiple jurisdictions are considering adopting or are in the process of implementing laws or regulations to directly regulate GHG emissions through similar or other mechanisms, such as a carbon tax, a cap-and-trade program, or performance standards, or to indirectly advance reduction of GHG emissions through restrictive permitting, trade tariffs, minimum renewable usage requirements, increased GHG reporting and climate-related disclosure requirements, or tax advantages or other incentives to promote the use of alternative energy, fuel sources or lower-carbon technologies. For example, the company is currently subject to implemented programs in certain jurisdictions, such as the Renewable Fuel Standard program in the U.S., California’s Cap-and-Trade Program and Low Carbon Fuel Standard, and newly approved mandates such as the California Air Resources Board Advanced Clean Cars II regulations, as well as other indirect regulation of GHG emissions, which may, among other things, ban or restrict technologies or products that use the company’s hydrocarbon products. GHG emissions that may be directly regulated through such efforts include, among others, those associated with the company’s exploration and production of hydrocarbons; the upgrading of production from oil sands into synthetic oil; power generation; the conversion of crude oil and natural gas into refined hydrocarbon products; the processing, liquefaction, and regasification of natural gas; the transportation of crude oil, natural gas, and related products; and customers’ and consumers’ use of the company’s hydrocarbon products. In addition, the U.S. Inflation Reduction Act (IRA) implements various incentives for lower carbon activities, including carbon capture and storage and the production of hydrogen and sustainable aviation fuel. Although the IRA offers incentives that could support certain lower carbon lines of business, those same incentives could negatively impact demand for our traditional base business of oil and gas products in the future or any existing or future lower carbon business lines. Many of these actions, as well as customers’ and consumers’ preferences and use of the company’s products or substitute products, and actions taken by the company’s competitors in response to legislation and regulations, are beyond the company’s control.
Similar to any significant changes in the regulatory environment, climate change-related legislation, regulation, or other government actions may curtail profitability in the oil and gas sector or render the extraction of the company’s hydrocarbon resources economically infeasible. In particular, GHG emissions-related legislation, regulations, and other government actions and shifting customer and consumer preferences and other private efforts aimed at reducing GHG emissions may result in increased and substantial capital, compliance, operating, and maintenance costs and could, among other things, reduce demand for hydrocarbons and the company’s hydrocarbon-based products; increase demand for lower carbon products and alternative energy sources; make the company’s products more expensive; adversely affect the economic feasibility of the company’s resources; impact or limit our business plans; and adversely affect the company’s sales volumes, revenues, margins and reputation. For example, some jurisdictions are in various stages of design, adoption, and implementation of policies and programs that cap emissions and/or require short-, medium-, and long-term GHG reductions by operators at the asset or facility level, which may not be technologically feasible, or which could require significant capital expenditure, increase costs of or limit production and limit Chevron’s ability to cost-effectively reduce GHG emissions across its global portfolio.
The ultimate effect of international agreements; national, regional, and state legislation and regulation; and government and private actions related to GHG emissions and climate change on the company’s financial performance, and the timing of these effects, will depend on a number of factors. Such factors include, among others, the sectors covered, the GHG emissions reductions required, the extent to which Chevron would be entitled to receive emission allowance allocations or would need to purchase compliance instruments on the open market or through auctions, the price and availability of emission allowances and credits and the extent to which the company is able to recover, or continue to recover, the costs incurred through the pricing of the company’s products in the competitive marketplace. Further, the ultimate impact of GHG emissions and climate change-related agreements, legislation, regulation, and government actions on the company’s financial performance is highly uncertain because the company is unable to predict with certainty, for a multitude of individual jurisdictions, the outcome of political decision-making processes, including the actual laws and regulations enacted, the variables and tradeoffs that inevitably occur in connection with such processes, and market conditions.
Increasing attention to environmental, social, and governance (ESG) matters may impact our business Increasing attention to ESG matters, including those related to climate change and sustainability, increasing societal, investor and legislative pressure on companies to address ESG matters, and potential customer and consumer use of substitutes to Chevron’s products may result in changes to the portfolio of company activities, increased costs, reduced demand for our products, reduced profits, increased investigations and litigation or threats thereof, negative impacts on our stock price and access to capital markets, and damage to our reputation. Increasing attention to climate change, for example, may result in demand shifts for our hydrocarbon products and additional governmental investigations and private litigation, or threats thereof, against the company. For instance, we have received investigative requests and demands from the U.S. Congress for information relating to climate change, methane leak detection and repair, and other topics, and further requests and/or demands are possible. At this time, Chevron cannot predict the ultimate impact any Congressional or other investigations may have on the company.
Some stakeholders, including but not limited to sovereign wealth, pension, and endowment funds, have been divesting and promoting divestment of or screening out of fossil fuel equities and urging lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Further, voluntary carbon-related and target-setting frameworks have developed, and continue to develop, that limit the ability of certain sectors, including the oil and gas sector, from participating, and may result in exclusion of the company’s equity from being included as an investment option in portfolios. In addition, some stakeholders, including some of our investors, have divergent views on our ESG-related strategies and priorities, vis-à-vis our traditional and lower carbon lines of business, calling for focus on increased production of oil and gas products rather than new business lines and climate-related targets. These circumstances, among others, may result in pressure from activists on production; unfavorable reputational impacts, including inaccurate perceptions or a misrepresentation of our actual ESG policies and practices; diversion of management’s attention and resources; and proxy fights, among other material adverse impacts on our businesses.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, including climate change and climate-related risks (including entities commonly referred to as “raters and rankers”). Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and investment community divestment initiatives, among other actions, may lead to negative investor sentiment toward Chevron and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Additionally, evolving expectations on various ESG matters, including biodiversity, waste and water, may increase costs, require changes in how we operate and lead to negative stakeholder sentiment.
Our aspirations, targets and disclosures related to ESG matters subject us to numerous risks that may negatively impact our reputation and stock price or result in other material adverse impacts to the company Chevron has announced an aspiration to achieve net zero Scope 1 and 2 emissions in upstream by 2050. The company also has set nearer-term GHG emission-related targets for zero routine flaring, upstream carbon intensity, and portfolio carbon intensity. These and other aspirations, targets or objectives reflect our current plans and aspirations and are not guarantees that we will achieve them, particularly as we encounter new opportunities and/or limitations as our portfolio and market conditions evolve.
Our ability to achieve any aspiration, target or objective, including with respect to climate-related initiatives, our new lower carbon strategy outlined in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 32 through 34, and any lower carbon new energy businesses, is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (1) the continuing progress of commercially viable technologies and low- or non-carbon-based energy sources; (2) the granting of necessary permits by governing authorities; (3) the availability and acceptability of cost-effective, verifiable carbon credits; (4) the availability of suppliers that can meet our sustainability and other standards; (5) evolving regulatory requirements affecting ESG standards or disclosures; (6) evolving standards for tracking and reporting on emissions and emission reductions and removals; (7) customers’ and consumers’ preferences and use of the company’s products or substitute products; and (8) actions taken by the company’s competitors in response to legislation and regulations.
The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. Our selection of disclosure frameworks that seek to align with various voluntary reporting standards may change from time to time and may result in a lack of comparative data from period to period. In addition, our processes and controls may not always align with evolving voluntary standards for identifying, measuring, and reporting ESG metrics, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. Achievement of or efforts to achieve aspirations, targets, goals and objectives such as the foregoing and future internal climate-related initiatives may increase costs, require purchase of carbon credits, or limit or impact the company’s business plans, operations and financial results, potentially resulting in the reduction to the economic end-of-life of certain assets, an impairment of the associated net book value, among other material adverse impacts. Our failure or perceived failure to pursue or fulfill such aspirations, targets, goals and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could have a negative impact on the company’s reputation, investor sentiment, ratings outcomes for evaluating the company’s approach to ESG matters, stock price, and cost of capital and expose us to government enforcement actions and private litigation, among other material adverse impacts.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The location and character of the company’s crude oil and natural gas properties and its refining, marketing, transportation, and chemicals facilities are described beginning on page 3 under Item 1. Business. Information required by Subpart 1200 of Regulation S-K (“Disclosure by Registrants Engaged in Oil and Gas Producing Activities”) is also contained in Item 1 and in Tables I through VII on pages 99 through 111 and Note 18 Properties, Plant and Equipment.
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
As previously disclosed, the California Department of Fish and Game, Office of Spill Prevention and Response issued a Complaint - Notice of Violation (NOV) to Chevron for alleged violations related to oil spills and impacted habitat and species occurring between January 2018 and May 2022 at different Chevron fields within Kern County, California. Resolution of the alleged violations may result in the payment of a civil penalty of $1.0 million or more.
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
Item 4. Mine Safety Disclosures
Not applicable.
Information about our Executive Officers
Information relating to the company’s executive officers is included under “Information about our Executive Officers” in Part III, Item 10, Directors, Executive Officers and Corporate Governance, and is incorporated herein by reference.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The company’s common stock is listed on the New York Stock Exchange (trading symbol: CVX). As of February 10, 2023, stockholders of record numbered approximately 104,000. There are no restrictions on the company’s ability to pay dividends. The information on Chevron’s dividends are contained in the Quarterly Results tabulation.
Chevron Corporation Issuer Purchases of Equity Securities for Quarter Ended December 31, 2022

	Total Number	Average	Total Number of Shares	Approximate Dollar Values of Shares that
	of Shares	Price Paid	Purchased as Part of Publicly	May Yet be Purchased Under the Program
Period	Purchased [1,2]	per Share	Announced Program	(Billions of dollars) [2]
October 1 – October 31, 2022	7,582,842	$165.65	7,582,805	$9.4
November 1 – November 30, 2022	6,967,090	$183.00	6,966,715	$8.1
December 1 – December 31, 2022	6,972,807	$174.82	6,972,807	$6.9
Total October 1 – December 31, 2022	21,522,739	$174.24	21,522,327
1Includes common shares repurchased from participants in the company's deferred compensation plans for personal income tax withholdings.
2Refer to Liquidity and Capital Resources for additional detail regarding the company's authorized stock repurchase program.

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The index to Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in the Financial Table of Contents.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The company’s discussion of interest rate, foreign currency and commodity price market risk is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial and Derivative Instruments and in Note 10 Financial and Derivative Instruments.
Item 8. Financial Statements and Supplementary Data
The index to Financial Statements and Supplementary Data is presented in the Financial Table of Contents.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures The company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, management concluded that the company’s disclosure controls and procedures were effective as of December 31, 2022.
(b) Management’s Report on Internal Control Over Financial Reporting The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). The company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, the company’s management concluded that internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included herein.

(c) Changes in Internal Control Over Financial Reporting During the quarter ended December 31, 2022, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Plan Elections
R. Hewitt Pate, Vice President and General Counsel, entered into a pre-arranged stock trading plan on November 17, 2022. Mr. Pate’s plan provides for the potential exercise of vested stock options and the associated sale of up to 250,742 shares of Chevron common stock between February 20, 2023 and February 8, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our Executive Officers at February 23, 2023
Members of the Corporation’s Executive Committee are the Executive Officers of the Corporation:

Name	Age	Current and Prior Positions (up to five years)	Primary Areas of Responsibility
Michael K. Wirth	62	Chairman of the Board and Chief Executive Officer (since Feb 2018)	Chairman of the Board and Chief Executive Officer
Pierre R. Breber	58	Vice President and Chief Financial Officer (since Apr 2019) Executive Vice President, Downstream (Jan 2016 - Mar 2019)	Finance; Procurement
A. Nigel Hearne	55
Executive Vice President, Oil, Products & Gas (since Oct 2022)
President, Chevron Eurasia Pacific Exploration & Production (July
   2020 - Oct 2022)
President, Chevron Asia Pacific Exploration & Production (Jan 2019
    - June 2020)
Managing Director, Australia Business Unit (July 2016 - Dec 2018)
			Upstream - Worldwide Exploration and Production; Downstream - Worldwide Manufacturing, Marketing, Lubricants, and Chemicals; Midstream - Worldwide
Mark A. Nelson	59
Vice Chairman and Executive Vice President, Strategy, Policy &    Development (since Feb 2023)
Executive Vice President, Strategy, Policy & Development (Oct
   2022 - Feb 2023)
Executive Vice President, Downstream (since Mar 2019 - Sep 2022)
Vice President, Midstream, Strategy and Policy (Feb 2018 - Feb
   2019)
			Strategy & Sustainability; Corporate Affairs; Corporate Business Development
Eimear P. Bonner	48	Vice President (since Aug 2021), Chief Technology Officer and
   President of Chevron Technical Center (since Feb 2021)
General Director of Tengizchevroil (Dec 2018 - Jan 2021)
General Manager of Operations of Tengizchevroil (Nov 2015 - Nov
		2018)
Information Technology; Subsurface; Global Reserves; Wells; Asset Performance and Process Safety; Facilities Designs and Solutions; Capital Projects; Health, Safety and Environment; Downstream Technology

Jeff B. Gustavson	50	Vice President, Lower Carbon Energies (since Aug 2021) Vice President, Chevron North America Exploration & Production (Feb 2018 - July 2021)	Lower Carbon Solutions
Rhonda J. Morris	57	Vice President and Chief Human Resources Officer (since Feb 2019) Vice President, Human Resources (Oct 2016 - Jan 2019)	Human Resources; Diversity and Inclusion
R. Hewitt Pate	60	Vice President and General Counsel (since Aug 2009)	Law, Governance and Compliance

The information about directors required by Item 401(a), (d), (e) and (f) of Regulation S-K and contained under the heading “Election of directors” in the Notice of the 2023 Annual Meeting of Stockholders and 2023 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Exchange Act in connection with the company’s 2023 Annual Meeting (the 2023 Proxy Statement), is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 406 of Regulation S-K and contained under the heading “Corporate governance — Business conduct and ethics code” in the 2023 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 407(d)(4) and (5) of Regulation S-K and contained under the heading “Corporate governance — Board committees” in the 2023 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K and contained under the headings “Executive compensation,” “Director compensation” and “CEO pay ratio” in the 2023 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 407(e)(5) of Regulation S-K and contained under the heading “Corporate governance — Management compensation committee report” in the 2023 Proxy Statement is incorporated herein by reference into this Annual Report on Form 10-K. Pursuant to the rules and regulations of the SEC under the Exchange Act, the information under such caption incorporated by reference from the 2023 Proxy Statement shall not be deemed to be “soliciting material,” or to be “filed” with the Commission, or subject to Regulation 14A or 14C or the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K and contained under the heading “Stock ownership information — Security ownership of certain beneficial owners and management” in the 2023 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 201(d) of Regulation S-K and contained under the heading “Equity compensation plan information” in the 2023 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 of Regulation S-K and contained under the heading “Corporate governance — Related person transactions” in the 2023 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 407(a) of Regulation S-K and contained under the heading “Corporate governance — Director independence” in the 2023 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A and contained under the heading “Board proposal to ratify PricewaterhouseCoopers LLP as the independent registered public accounting firm for 2023” in the 2023 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Financial Table of Contents	Table of Contents

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
Key Financial Results

Millions of dollars, except per-share amounts	2022	2021	2020
Net Income (Loss) Attributable to Chevron Corporation	$35,465	$15,625	$(5,543)
Per Share Amounts:
Net Income (Loss) Attributable to Chevron Corporation
– Basic	$18.36	$8.15	$(2.96)
– Diluted	$18.28	$8.14	$(2.96)
Dividends	$5.68	$5.31	$5.16
Sales and Other Operating Revenues	$235,717	$155,606	$94,471
Return on:
Capital Employed	20.3%	9.4%	(2.8)%
Stockholders’ Equity	23.8%	11.5%	(4.0)%
Earnings by Major Operating Area
Millions of dollars	2022	2021	2020
Upstream
United States	$12,621	$7,319	$(1,608)
International	17,663	8,499	(825)
Total Upstream	30,284	15,818	(2,433)
Downstream
United States	5,394	2,389	(571)
International	2,761	525	618
Total Downstream	8,155	2,914	47
All Other	(2,974)	(3,107)	(3,157)
Net Income (Loss) Attributable to Chevron Corporation[1,2]	$35,465	$15,625	$(5,543)
[1] Includes foreign currency effects:	$669	$306	$(645)
[2] Income net of tax, also referred to as “earnings” in the discussions that follow.
Refer to the Results of Operations section for a discussion of financial results by major operating area for the three years ended December 31, 2022. Throughout the document, certain totals and percentages may not sum to their component parts due to rounding.
Business Environment and Outlook
Chevron Corporation is a global energy company with substantial business activities in the following countries: Angola, Argentina, Australia, Bangladesh, Brazil, Canada, China, Egypt, Equatorial Guinea, Israel, Kazakhstan, Mexico, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait, the Philippines, Republic of Congo, Singapore, South Korea, Thailand, the United Kingdom, the United States, and Venezuela.
The company’s objective is to safely deliver higher returns, lower carbon and superior shareholder value in any business environment. Earnings of the company depend mostly on the profitability of its upstream business segment. The most significant factor affecting the results of operations for the upstream segment is the price of crude oil, which is determined in global markets outside of the company’s control. In the company’s downstream business, crude oil is the largest cost component of refined products. Periods of sustained lower commodity prices could result in the impairment or write-off of specific assets in future periods and cause the company to adjust operating expenses, including employee reductions, and capital expenditures, along with other measures intended to improve financial performance.
Governments, companies, communities, and other stakeholders are increasingly supporting efforts to address climate change. International initiatives and national, regional and state legislation and regulations that aim to directly or indirectly reduce GHG emissions are in various stages of design, adoption, and implementation. These policies and programs, some of which support the global net zero emissions ambitions of the Paris Agreement, can change the amount of energy consumed, the rate of energy-demand growth, the energy mix, and the relative economics of one fuel versus another. Implementation of jurisdiction-specific policies and programs can be dependent on, and can affect the pace of, technological advancements, the granting of necessary permits by governing authorities, the availability of cost-effective, verifiable carbon credits, the availability of suppliers that can meet sustainability and other standards, evolving regulatory or other requirements affecting ESG standards or other disclosures, and evolving standards for tracking and reporting on emissions and emission reductions and removals.
Some of these policies and programs include renewable and low carbon fuel standards, such as the Renewable Fuel Standard program in the U.S. and California’s Low Carbon Fuel Standard; programs that price GHG emissions, including

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
California’s Cap-and-Trade Program; performance standards, including methane-specific regulation such as the U.S. EPA’s forthcoming New Source Performance Standard and Emissions Guidelines for Existing Sources; and measures that provide various incentives for lower carbon activities, including carbon capture and storage and the production of hydrogen and sustainable aviation fuel, such as the U.S. Inflation Reduction Act. Requirements for these and other similar policies and programs are complex, ever changing, program specific and encompass: (1) the blending of renewable fuels into transportation fuels; (2) the purchasing, selling, utilizing and retiring of allowances and carbon credits; and (3) other emissions reduction measures including efficiency improvements and capturing GHG emissions. While these compliance policies and programs may have negative impacts on the company now and in the future including, but not limited to, the displacement of hydrocarbon and other products, these policies have also enabled opportunities for Chevron as it grows and aims to further grow its lower carbon businesses. For example, the acquisition of Renewable Energy Group, Inc. (REG) in 2022 grew the company’s renewable fuels production capacity and increased the company’s carbon credit generation activities. Although we expect the company’s costs to comply with these policies and programs to continue to increase, these costs currently do not have a material impact on the company’s financial condition or results of operations.
Significant uncertainty remains as to the pace in which the transition to a lower carbon future will progress, which is dependent, in part, on further advancements and changes in policy, technology, and customer and consumer preferences. The level of expenditure required to comply with new or potential climate change-related laws and regulations and the amount of additional investments needed in new or existing technology or facilities, such as carbon capture and storage, is difficult to predict with certainty and is expected to vary depending on the actual laws and regulations enacted, available technology options, customer and consumer preferences, the company’s activities, and market conditions. As discussed below, in 2021, the company announced planned capital spend of approximately $10 billion through 2028 in lower carbon investments. Although the future is uncertain, many published outlooks conclude that fossil fuels will remain a significant part of an energy system that increasingly incorporates lower carbon sources of supply for many years to come.
Chevron supports the Paris Agreement’s global approach to governments addressing climate change and continues to take actions to help lower the carbon intensity of its operations while continuing to meet the demand for energy. Chevron believes that broad, market-based mechanisms are the most efficient approach to addressing GHG emission reductions. Chevron integrates climate change-related issues and the regulatory and other responses to these issues into its strategy and planning, capital investment reviews, and risk management tools and processes, where it believes they are applicable. They are also factored into the company’s long-range supply, demand, and energy price forecasts. These forecasts reflect estimates of long-range effects from climate change-related policy actions, such as electric vehicle and renewable fuel penetration, energy efficiency standards, and demand response to oil and natural gas prices.
The company will continue to develop oil and gas resources to meet customers’ and consumers’ demand for energy. At the same time, Chevron believes that the future of energy is lower carbon. The company will continue to maintain flexibility in its portfolio to be responsive to changes in policy, technology, and customer and consumer preferences. Chevron aims to grow its traditional oil and gas business, lower the carbon intensity of its operations and grow lower carbon businesses in renewable fuels, hydrogen, carbon capture, offsets, and other emerging technologies. To grow its lower carbon businesses, Chevron plans to target sectors of the economy where emissions are harder to abate or that cannot be easily electrified, while leveraging the company’s capabilities, assets and customer relationships. The company’s traditional oil and gas business may increase or decrease depending upon regulatory or market forces, among other factors.
In 2021, Chevron announced the following aspiration and targets that are aligned with its lower carbon strategy:
2050 Net Zero Upstream Aspiration Chevron aspires to achieve net zero for upstream production Scope 1 and 2 GHG emissions on an equity basis by 2050. The company believes accomplishing this aspiration depends on, among other things, partnerships with multiple stakeholders including customers, continuing progress on commercially viable technology, government policy, successful negotiations for carbon capture and storage and nature-based projects, availability and acceptability of cost-effective, verifiable offsets in the global market, and granting of necessary permits by governing authorities.
2028 Upstream Production GHG Intensity Targets These metrics include Scope 1, direct emissions, and Scope 2, indirect emissions from imported electricity and steam, and are net of emissions from exported electricity and steam. The targeted 2028 reductions from 2016 on an equity ownership basis include a:
•40 percent reduction in oil production GHG intensity to 24 kilograms (kg) carbon dioxide equivalent per barrel of oil-equivalent (CO2e/boe),
•26 percent reduction in gas production GHG intensity to 24 kg CO2e/boe,

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
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
2028 Portfolio Carbon Intensity Target The company also introduced a portfolio carbon intensity (PCI) metric, which is a measure of the carbon intensity across the full value chain of Chevron’s entire business. This metric encompasses the company’s upstream and downstream business and includes Scope 1 (direct emissions), Scope 2 (indirect emissions from imported electricity and steam), and certain Scope 3 (primarily emissions from use of sold products) emissions. The company’s PCI target is 71 grams (g) carbon dioxide equivalent (CO2e) per megajoule (MJ) by 2028, a greater than five percent reduction from 2016.
Planned Lower-Carbon Capital Spend through 2028 In 2021, the company established planned capital spend of approximately $10 billion through 2028 to advance its lower carbon strategy, which includes approximately $2 billion to lower the carbon intensity of its traditional oil and gas operations, and approximately $8 billion for lower carbon investments in renewable fuels, hydrogen and carbon capture and offsets. We anticipate setting additional capital spending targets as the company progresses toward its 2050 upstream production Scope 1 and 2 net zero aspiration and further grows its lower carbon business lines.
During 2021 and 2022, the company spent $4.8 billion in lower carbon investments, including $2.9 billion associated with the acquisition of REG.
Refer to “Risk Factors” in Part I, Item 1A, on pages 20 through 26 for further discussion of GHG regulation and climate change and the associated risks to Chevron’s business, including the risks impacting Chevron’s lower carbon strategy and its aspirations, targets and plans.
Income Taxes The effective tax rate for the company can change substantially during periods of significant earnings volatility. This is due to the mix effects that are impacted by both the absolute level of earnings or losses and whether they arise in higher or lower tax rate jurisdictions. As a result, a decline or increase in the effective income tax rate in one period may not be indicative of expected results in future periods. Additional information related to the company’s effective income tax rate is included in Note 17 Taxes to the Consolidated Financial Statements.
The Inflation Reduction Act (IRA), enacted in the United States on August 16, 2022, imposes several new taxes that will be effective in 2023, including a 15 percent minimum tax on book income and a 1 percent excise tax on stock repurchases. The IRA also implements various incentives for lower carbon activities, including carbon capture and storage and the production of hydrogen and sustainable aviation fuel, and extends the federal biodiesel mixture excise tax credit through December 31, 2024. We do not currently expect the IRA to have a material impact on our results of operations.
Supply Chain and Inflation Impacts The company is actively managing its contracting, procurement, and supply chain activities to effectively manage costs and facilitate supply chain resiliency and continuity in support of the company’s operational goals. Third party costs for capital, exploration, and operating expenses can be subject to external factors beyond the company’s control including, but not limited to: severe weather or civil unrest, delays in construction, global and local supply chain distribution issues, inflation, tariffs or other taxes imposed on goods or services, and market-based prices charged by the industry’s material and service providers. Chevron utilizes contracts with various pricing mechanisms, which may result in a lag before the company’s costs reflect changes in market trends.
Inflation continued to be a key factor impacting the economy over the last year. For key oil and gas industry inputs (e.g. rigs, well services, etc.), markets are likely to remain tight with any upward pressure tied directly to possible increases in activity. In contrast, inflationary pressures have started to reduce for non-oil and gas specific goods and services as a result of reduced supply chain disruptions and a slowdown in economic activity. Chevron’s 2023 capital expenditure budget assumes cost inflation that averages in the mid-single digits with certain areas higher, such as in the Permian Basin that assumes low double-digit cost inflation. Chevron believes it is well positioned to manage its costs for 2023, in large part due to indexed contracts and secured supplies for critical inputs.

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
Refer to the “Cautionary Statements Relevant to Forward-Looking Information” on page 2 and to “Risk Factors” in Part I, Item 1A, on pages 20 through 26 for a discussion of some of the inherent risks that could materially impact the company’s results of operations or financial condition.
Other Impacts The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value and to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. Asset dispositions and restructurings may result in significant gains or losses in future periods.
The company closely monitors developments in the financial and credit markets, the level of worldwide economic activity, and the implications for the company of movements in prices for crude oil and natural gas. Management takes these developments into account in the conduct of daily operations and for business planning.
The COVID-19 pandemic caused a significant decrease in demand for our products and created disruptions and volatility in the global marketplace beginning late in first quarter 2020. Demand has largely recovered as of year-end 2022; however, there continues to be uncertainty around the extent to which the COVID-19 pandemic may impact our future results, which could be material.
Earnings trends for the company’s major business areas are described as follows:
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
Chevron has interests in Venezuelan assets operated by independent affiliates. Chevron has been conducting limited activities in Venezuela consistent with the authorization provided pursuant to general licenses issued by the United States government. In fourth quarter 2022, Chevron received License 41 from the United States government, enabling the company to resume activity in Venezuela subject to certain limitations. The financial results for Chevron’s business in Venezuela are being recorded as non-equity investments since 2020, where income is only recognized when cash is received and production and reserves are not included in the company's results. Crude oil liftings in Venezuela commenced in first quarter 2023, which are expected to positively impact the company’s results going forward.
Caspian Pipeline Consortium (CPC), an equity affiliate, operates a 935-mile crude oil export pipeline from the Tengiz Field in Kazakhstan to tanker-loading facilities at Novorossiysk on the Russian coast of the Black Sea, providing the main export route for crude oil production from TCO, Karachaganak and other producing fields in Kazakhstan. The tanker loading facilities at Novorossiysk consist of three single point mooring facilities, with availability of two or more required to operate at full capacity. CPC is capable of operating at approximately 70 percent of capacity with one single point mooring facility in service. Two of the three offshore loading moorings at the CPC marine terminal were taken out of service during August 2022 for equipment repairs identified during normal maintenance. Repairs were completed in fourth quarter 2022. Production at TCO was not impacted by this CPC outage given turnaround activity at TCO and at other regional producers that ship through CPC. However, there is a risk that production from TCO could be curtailed in the future should availability of export facilities be constrained.
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

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
Commodity Prices The following chart shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil and U.S. Henry Hub natural gas. The Brent price averaged $101 per barrel for the full-year 2022, compared to $71 in 2021. As of mid-February 2023, the Brent price was $85 per barrel. The WTI price averaged $95 per barrel for the full-year 2022, compared to $68 in 2021. As of mid-February 2023, the WTI price was $79 per barrel. The majority of the company’s equity crude production is priced based on the Brent benchmark.
Crude prices increased in 2022 driven by geopolitical risk, supply decisions by OPEC+ and continued demand recovery due to the further easing of COVID-19 restrictions. The company’s average realization for U.S. crude oil and natural gas liquids in 2022 was $77 per barrel, up 37 percent from 2021. The company’s average realization for international crude oil and natural gas liquids in 2022 was $91 per barrel, up 41 percent from 2021.
In contrast to price movements in the global market for crude oil, prices for natural gas are also impacted by regional supply and demand and infrastructure conditions in local markets. In the United States, prices at Henry Hub averaged $6.36 per thousand cubic feet (MCF) during 2022, compared with $3.85 per MCF during 2021. As of mid-February 2023, the Henry Hub spot price was $2.40 per MCF. (See page 43 for the company’s average natural gas realizations for the U.S.).
Outside the United States, prices for natural gas also depend on a wide range of supply, demand and regulatory circumstances. The company’s long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG projects is committed under binding long-term contracts, with some sold in the Asian spot LNG market. International natural gas realizations averaged $9.75 per MCF during 2022, compared with $5.93 per MCF during 2021, mainly due to higher LNG prices.
Production The company’s worldwide net oil-equivalent production in 2022 was 3 million barrels per day. About 27 percent of the company’s net oil-equivalent production in 2022 occurred in OPEC+ member countries of Angola, Equatorial Guinea, Kazakhstan, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait and Republic of Congo.
The company estimates its net oil-equivalent production in 2023, assuming a Brent crude oil price of $80 per barrel, to be flat to up 3 percent compared to 2022. This estimate is subject to many factors and uncertainties, including quotas or other actions that may be imposed by OPEC+; price effects on entitlement volumes; changes in fiscal terms or restrictions on the scope of company operations; delays in construction; reservoir performance; greater-than-expected declines in production from mature fields; start-up or ramp-up of projects; fluctuations in demand for crude oil and natural gas in various markets; weather conditions that may shut in production; civil unrest; changing geopolitics; delays in completion of maintenance turnarounds; storage constraints or economic conditions that could lead to shut-in production; or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and the time lag between initial exploration and the beginning of production. The company has increased its investment emphasis on short-cycle projects.

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
Proved Reserves Net proved reserves for consolidated companies and affiliated companies totaled 11.2 billion barrels of oil-equivalent at year-end 2022, a slight decrease from year-end 2021. The reserve replacement ratio in 2022 was 97 percent. The 5 and 10 year reserve replacement ratios were 92 percent and 99 percent, respectively. Refer to Table V for a tabulation of the company’s proved net oil and gas reserves by geographic area, at the beginning of 2020 and each year-end from 2020 through 2022, and an accompanying discussion of major changes to proved reserves by geographic area for the three-year period ending December 31, 2022.
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
Refining margins were higher in 2022 because of recovering demand for refined products, low product inventories, lower industry refining capacity and lower product exports from Russia and China. Refining utilization was strong in 2022 to keep pace with demand growth. Although refining margins were elevated and still remain above historical levels, they fell considerably in late 2022. There are signs that higher refined product prices and concerns over macroeconomic conditions are slowing demand.
The company’s most significant marketing areas are the West Coast and Gulf Coast of the United States and Asia Pacific. Chevron operates or has significant ownership interests in refineries in each of these areas. Additionally, the company has a growing presence in renewable fuels after acquiring REG.
Refer to the “Results of Operations” section on page 40 for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
Noteworthy Developments
Key noteworthy developments and other events during 2022 and early 2023 included the following:
Angola Announced final investment decision for gas development projects at the Quiluma and Maboqueiro (Q&M) fields.
Argentina Received a concession for the development of unconventional hydrocarbon resources in the east area of the El Trapial field for a 35-year period.
Australia Received permits, as part of joint ventures, to assess carbon storage for three blocks totaling nearly 7.8 million acres in offshore Australia.
Canada Invested in Aurora Hydrogen, a company developing emission-free hydrogen production technology.
Egypt Made a significant gas discovery at the Nargis block offshore Egypt in the eastern Mediterranean Sea.
Finland Acquired Neste Oyj’s Group III base oil business, including its related sales and marketing business, and NEXBASETM brand.
Israel Approved a project to expand the company’s Tamar gas field in offshore Israel.
Namibia Entered Namibia by acquiring an 80 percent working interest in a deepwater oil and gas exploration lease.
Nigeria Extended Agbami and Usan leases to 2042.
Qatar Reached final investment decision with QatarEnergy on Ras Laffan Petrochemicals Complex through the company’s 50 percent owned affiliate, Chevron Phillips Chemical Company LLC (CPChem).
Republic of Congo Extended the Haute Mer production sharing contract to 2040.
United States Completed the sale of the company’s interest in the Eagle Ford Shale in Texas.
United States Approved the Ballymore project in the deepwater U.S. Gulf of Mexico. The field is planned to be produced through an existing facility with an allocated capacity of 75,000 barrels of crude oil per day.
United States Completed Project Canary pilot to independently certify operational and environment performance and earned highest certification rating for almost all participating Permian and DJ basins upstream assets, positioning the company to market responsibly sourced natural gas from the certified assets.
United States Acquired a 50 percent stake in an expanded joint venture to develop the Bayou Bend Carbon Capture and Sequestration (CCS) hub, with the goal of the hub becoming one of the first offshore CCS projects in the United States.
United States Formed a joint venture with Bunge North America, Inc. to develop renewable fuel feedstocks, leveraging Bunge’s expertise in oilseed processing and farmer relationships and Chevron’s expertise in fuels manufacturing and marketing.
United States Acquired REG, becoming the second largest producer of bio-based diesel in the United States.
United States Awarded 34 exploration leases in the Gulf of Mexico.
United States Announced investment in a new joint venture with California Bioenergy LLC to build infrastructure for the company’s dairy biomethane projects in California.
United States Commenced a project expected to increase light crude oil processing capacity to 125,000 barrels per day at the company’s Pasadena, Texas refinery.
United States Reached final investment decision on a major integrated polymer project (Golden Triangle Polymers) in the U.S. Gulf Coast at its 50 percent owned affiliate, CPChem.
United States Completed construction of a joint venture solar energy project to generate renewable energy for the company’s oil and gas operations in the Permian Basin.
United States Acquired full ownership of Beyond6, LLC and its nationwide network of 55 compressed natural gas stations to grow Chevron’s renewable natural gas value chain.
United States Announced joint venture with Baseload Capital to develop geothermal projects.
United States Announced collaboration with Raven SR Inc. and Hyzon Motors to produce hydrogen from green waste.

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
United States Announced agreements or investments in companies to access and possibly develop lower carbon technologies, including Iwatani Corporation (hydrogen fueling sites), Carbon Clean Solutions Limited (carbon capture), TAE Technologies (nuclear fusion) and Svante Technology Inc. (carbon capture).
Common Stock Dividends The 2022 annual dividend was $5.68 per share, making 2022 the 35th consecutive year that the company increased its annual per share dividend payout. In January 2023, the company’s Board of Directors increased its quarterly dividend by $0.09 per share, approximately six percent, to $1.51 per share payable in March 2023.
Common Stock Repurchase Program The company repurchased $11.25 billion of its common stock in 2022 under its stock repurchase program. For more information on the common stock repurchase program, see Liquidity and Capital Resources.
Results of Operations
The following section presents the results of operations and variances on an after-tax basis for the company’s business segments – Upstream and Downstream – as well as for “All Other.” Earnings are also presented for the U.S. and international geographic areas of the Upstream and Downstream business segments. Refer to Note 14 Operating Segments and Geographic Data for a discussion of the company’s “reportable segments.” This section should also be read in conjunction with the discussion in Business Environment and Outlook. Refer to the Selected Operating Data for a three-year comparison of production volumes, refined product sales volumes and refinery inputs. A discussion of variances between 2021 and 2020 can be found in the “Results of Operations” section on pages 39 through 40 of the company’s 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022.
U.S. Upstream

Millions of dollars	2022	2021	2020
Earnings (Loss)	$12,621	$7,319	$(1,608)
U.S. upstream reported earnings of $12.6 billion in 2022, compared with $7.3 billion in 2021. The increase was due to higher realizations of $6.6 billion and higher sales volumes of $380 million, partially offset by higher operating expenses of $1.1 billion largely due to an early contract termination at Sabine Pass and lower asset sale gains of $670 million.
The company’s average realization for U.S. crude oil and natural gas liquids in 2022 was $76.71 per barrel compared with $56.06 in 2021. The average natural gas realization was $5.55 per thousand cubic feet in 2022, compared with $3.11 in 2021.
Net oil-equivalent production in 2022 averaged 1.18 million barrels per day, up 4 percent from 2021. The increase was primarily due to net production increases in the Permian Basin.
The net liquids component of oil-equivalent production for 2022 averaged 888,000 barrels per day, up 3 percent from 2021. Net natural gas production averaged 1.76 billion cubic feet per day in 2022, an increase of 4 percent from 2021.

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
International Upstream

Millions of dollars	2022	2021	2020
Earnings (Loss)*	$17,663	$8,499	$(825)
*Includes foreign currency effects:	$816	$302	$(285)
International upstream reported earnings of $17.7 billion in 2022, compared with $8.5 billion in 2021. The increase was primarily due to higher realizations of $10.0 billion, lower operating expenses, lower depreciation, depletion and amortization related to end of concessions in Indonesia and Thailand of $1.3 billion and asset sale gains of $220 million. This was partially offset by lower sales volumes of $1.3 billion (also largely associated with the end of concessions in Indonesia and Thailand) and write-off and impairment charges of $1.1 billion. Foreign currency effects had a favorable impact on earnings of $514 million between periods.
The company’s average realization for international crude oil and natural gas liquids in 2022 was $90.71 per barrel compared with $64.53 in 2021. The average natural gas realization was $9.75 per thousand cubic feet in 2022 compared with $5.93 in 2021.
International net oil-equivalent production was 1.82 million barrels per day in 2022, down 7 percent from 2021. The decrease was primarily due to lower production following expiration of the Erawan concession in Thailand and Rokan concession in Indonesia.
The net liquids component of international oil-equivalent production was 831,000 barrels per day in 2022, a decrease of 13 percent from 2021. International net natural gas production of 5.92 billion cubic feet per day in 2022, a decrease of 2 percent from 2021.
U.S. Downstream

Millions of dollars	2022	2021	2020
Earnings (Loss)	$5,394	$2,389	$(571)
U.S. downstream reported earnings of $5.4 billion in 2022, compared with $2.4 billion in 2021. The increase was primarily due to higher margins on refined product sales of $4.4 billion, partially offset by lower earnings from the 50 percent-owned CPChem of $790 million and higher operating expenses of $790 million, largely due to planned turnarounds.
Total refined product sales of 1.23 million barrels per day in 2022 increased 8 percent from 2021, mainly due to higher renewable fuel sales following the REG acquisition and higher jet fuel demand.
International Downstream

Millions of dollars	2022	2021	2020
Earnings*	$2,761	$525	$618
*Includes foreign currency effects:	$235	$185	$(152)
International downstream earned $2.8 billion in 2022, compared with $525 million in 2021. The increase in earnings was mainly due to higher margins on refined product sales of $2.7 billion and a favorable swing in foreign currency effects of $50 million between periods, partially offset by higher operating expenses of $650 million, largely due to transportation costs.
Total refined product sales of 1.39 million barrels per day in 2022 were up 5 percent from 2021, mainly due to higher jet fuel demand as travel restrictions associated with the COVID-19 pandemic continue to ease.
All Other

Millions of dollars	2022	2021	2020
Net charges*	$(2,974)	$(3,107)	$(3,157)
*Includes foreign currency effects:	$(382)	$(181)	$(208)
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, and technology companies.
Net charges in 2022 decreased $133 million from 2021. The change between periods was mainly due to lower pension settlement expense, loss on early debt retirement and lower interest expense, partially offset by the absence of 2021 favorable tax items and higher interest income. Foreign currency effects increased net charges by $201 million between periods.

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
Consolidated Statement of Income
Comparative amounts for certain income statement categories are shown below. A discussion of variances between 2021 and 2020 can be found in the “Consolidated Statement of Income” section on pages 39 and 40 of the company’s 2021 Annual Report on Form 10-K.

Millions of dollars	2022	2021	2020
Sales and other operating revenues	$235,717	$155,606	$94,471
Sales and other operating revenues increased in 2022 mainly due to higher refined product, crude oil, and natural gas prices and higher refined product sales volumes.

Millions of dollars	2022	2021	2020
Income (loss) from equity affiliates	$8,585	$5,657	$(472)
Income from equity affiliates improved in 2022 mainly due to higher upstream-related earnings from Tengizchevroil in Kazakhstan and Angola LNG and higher downstream-related earnings from GS Caltex in Korea, partially offset by lower earnings from CPChem. Refer to Note 15 Investments and Advances for a discussion of Chevron’s investments in affiliated companies.

Millions of dollars	2022	2021	2020
Other income	$1,950	$1,202	$693
Other income increased in 2022 mainly due to a favorable swing in foreign currency effects, higher interest income and lower charges associated with the early retirement of debt, partially offset by lower gains on asset sales.

Millions of dollars	2022	2021	2020
Purchased crude oil and products	$145,416	$92,249	$52,148
Crude oil and product purchases increased in 2022 primarily due to higher crude oil, natural gas, and refined product prices.

Millions of dollars	2022	2021	2020
Operating, selling, general and administrative expenses	$29,026	$24,740	$24,536
Operating, selling, general and administrative expenses increased in 2022 primarily due to higher transportation expenses, early contract termination charge at Sabine Pass and costs associated with planned refinery turnarounds.

Millions of dollars	2022	2021	2020
Exploration expense	$974	$549	$1,537
Exploration expenses in 2022 increased primarily due to higher charges for well write-offs.

Millions of dollars	2022	2021	2020
Depreciation, depletion and amortization	$16,319	$17,925	$19,508
Depreciation, depletion and amortization expenses decreased in 2022 primarily due to lower rates and lower production, partially offset by higher impairment and write-off charges.

Millions of dollars	2022	2021	2020
Taxes other than on income	$4,032	$3,963	$2,839
Taxes other than on income increased in 2022 primarily due to higher taxes on production, partially offset by lower excise taxes.

Millions of dollars	2022	2021	2020
Interest and debt expense	$516	$712	$697
Interest and debt expenses decreased in 2022 mainly due to lower debt balances.

Millions of dollars	2022	2021	2020
Other components of net periodic benefit costs	$295	$688	$880
Other components of net periodic benefit costs decreased in 2022 primarily due to lower pension settlement costs, as fewer lump-sum pension distributions were made in the current year.

Millions of dollars	2022	2021	2020
Income tax expense (benefit)	$14,066	$5,950	$(1,892)

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
The increase in income tax expense in 2022 of $8.1 billion is due to the increase in total income before tax for the company of $28.0 billion. The increase in income before taxes for the company is primarily the result of higher upstream realizations and downstream margins.
U.S. income before tax increased from $9.7 billion in 2021 to $21.0 billion in 2022. This $11.3 billion increase in income was primarily driven by higher upstream realizations and downstream margins, partially offset by higher operating expenses and lower asset sale gains. The increase in income had a direct impact on the company’s U.S. income tax resulting in an increase to tax expense of $2.9 billion between year-over-year periods, from $1.6 billion in 2021 to $4.5 billion in 2022.
International income before tax increased from $12.0 billion in 2021 to $28.7 billion in 2022. This $16.7 billion increase in income was primarily driven by higher upstream realizations and downstream margins. The increased income primarily drove the $5.2 billion increase in international income tax expense between year-over-year periods, from $4.3 billion in 2021 to $9.6 billion in 2022.
Refer also to the discussion of the effective income tax rate in Note 17 Taxes.

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
Selected Operating Data1,2

	2022	2021	2020
U.S. Upstream
Net Crude Oil and Natural Gas Liquids Production (MBPD)	888	858	789
Net Natural Gas Production (MMCFPD)[3]	1,758	1,689	1,607
Net Oil-Equivalent Production (MBOEPD)	1,181	1,139	1,058
Sales of Natural Gas (MMCFPD)[4]	4,354	3,986	3,873
Sales of Natural Gas Liquids (MBPD)	276	201	208
Revenues from Net Production
Liquids ($/Bbl)	$76.71	$56.06	$30.53
Natural Gas ($/MCF)	$5.55	$3.11	$0.98
International Upstream
Net Crude Oil and Natural Gas Liquids Production (MBPD)[5]	831	956	1,078
Net Natural Gas Production (MMCFPD)[3]	5,919	6,020	5,683
Net Oil-Equivalent Production (MBOEPD)[4]	1,818	1,960	2,025
Sales of Natural Gas (MMCFPD)	5,786	5,178	5,634
Sales of Natural Gas Liquids (MBPD)	107	84	46
Revenues from Liftings
Liquids ($/Bbl)	$90.71	$64.53	$36.07
Natural Gas ($/MCF)	$9.75	$5.93	$4.59
Worldwide Upstream
Net Oil-Equivalent Production (MBOEPD)[5]
United States	1,181	1,139	1,058
International	1,818	1,960	2,025
Total	2,999	3,099	3,083
U.S. Downstream
Gasoline Sales (MBPD)[6]	639	655	581
Other Refined Product Sales (MBPD)	589	484	422
Total Refined Product Sales (MBPD)	1,228	1,139	1,003
Sales of Natural Gas (MMCFPD)[4]	24	21	21
Sales of Natural Gas Liquids (MBPD)	27	29	25
Refinery Crude Oil Input (MBPD)	866	903	793
International Downstream
Gasoline Sales (MBPD)[5]	336	321	264
Other Refined Product Sales (MBPD)	1,050	994	957
Total Refined Product Sales (MBPD)[7]	1,386	1,315	1,221
Sales of Natural Gas (MMCFPD)[4]	3	—	—
Sales of Natural Gas Liquids (MBPD)	127	96	74
Refinery Crude Oil Input (MBPD)	639	576	584
[1] Includes company share of equity affiliates.
2 MBPD – thousands of barrels per day; MMCFPD – millions of cubic feet per day; MBOEPD – thousands of barrels of oil-equivalents per day; Bbl – barrel; MCF – thousands of cubic feet. Oil-equivalent gas (OEG) conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil.

[3] Includes natural gas consumed in operations (MMCFPD):
United States	53	44	37
International	517	548	566
[4] Downstream sales of Natural Gas separately identified from Upstream.
[5] Includes net production of synthetic oil:
Canada	45	55	54
[6] Includes branded and unbranded gasoline.
[7] Includes sales of affiliates (MBPD):	389	357	348

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
Liquidity and Capital Resources
Sources and Uses of Cash The strength of the company’s balance sheet enables it to fund any timing differences throughout the year between cash inflows and outflows.
Cash, Cash Equivalents and Marketable Securities Total balances were $17.9 billion and $5.7 billion at December 31, 2022 and 2021, respectively. Cash provided by operating activities in 2022 was $49.6 billion, compared to $29.2 billion in 2021, primarily due to higher upstream realizations and refining margins. Cash provided by operating activities was net of contributions to employee pension plans of approximately $1.3 billion in 2022 and $1.8 billion in 2021. Proceeds and deposits related to asset sales totaled $1.4 billion in each of the last two years. Returns of investment totaled $1.2 billion and $439 million in 2022 and 2021, respectively. The returns of investment in 2022 were primarily from Angola LNG. As of third quarter 2022, Angola LNG distributions were, and are expected to continue to be, largely reflected in cash flow from operations. Cash flow from financing activities includes proceeds from shares issued for stock options of $5.8 billion in 2022, compared with $1.4 billion in 2021. Future cash proceeds from option exercises are expected to be lower than in 2022.
Restricted cash of $1.4 billion and $1.2 billion at December 31, 2022 and 2021, respectively, was held in cash and short-term marketable securities and recorded as “Deferred charges and other assets” and “Prepaid expenses and other current assets” on the Consolidated Balance Sheet. These amounts are generally associated with upstream decommissioning activities, tax payments and funds held in escrow for tax-deferred exchanges.
Dividends Dividends paid to common stockholders were $11.0 billion in 2022 and $10.2 billion in 2021.
Debt and Finance Lease Liabilities Total debt and finance lease liabilities were $23.3 billion at December 31, 2022, down from $31.4 billion at year-end 2021.
The $8.1 billion decrease in total debt and finance lease liabilities during 2022 was primarily due to the repayment of long-term notes that matured during the year and the early retirement of long-term notes. The company’s debt and finance lease liabilities due within one year, consisting primarily of the current portion of long-term debt and redeemable long-term obligations, totaled $6.0 billion at December 31, 2022, compared with $8.0 billion at year-end 2021. Of these amounts, $4.1 billion and $7.8 billion were reclassified to long-term debt at the end of 2022 and 2021, respectively.
At year-end 2022, settlement of these obligations was not expected to require the use of working capital in 2023, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
The company has access to a commercial paper program as a financing source for working capital or other short-term needs. The company had no commercial paper outstanding as of December 31, 2022.
The company has an automatic shelf registration statement that expires in August 2023 for an unspecified amount of nonconvertible debt securities issued by Chevron Corporation or Chevron U.S.A. Inc. (CUSA).

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
The major debt rating agencies routinely evaluate the company’s debt, and the company’s cost of borrowing can increase or decrease depending on these debt ratings. The company has outstanding public bonds issued by Chevron Corporation, CUSA, Noble Energy, Inc. (Noble), and Texaco Capital Inc. Most of these securities are the obligations of, or guaranteed by, Chevron Corporation and are rated AA- by Standard and Poor’s Corporation and Aa2 by Moody’s Investors Service. The company’s U.S. commercial paper is rated A-1+ by Standard and Poor’s and P-1 by Moody’s. All of these ratings denote high-quality, investment-grade securities.
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

	Year Ended December 31, 2022	Year Ended December 31, 2021
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$126,911	$88,038
Sales and other operating revenues - related party	50,082	28,499
Total costs and other deductions	121,757	86,369
Total costs and other deductions - related party	43,042	28,277
Net income (loss)	$15,043	$5,515

	At December 31, 2022	At December 31, 2021
	(Millions of dollars) (unaudited)
Current assets	$28,781	$15,567
Current assets - related party	12,326	12,227
Other assets	50,505	48,461
Current liabilities	22,663	22,554
Current liabilities - related party	118,277	79,778
Other liabilities	27,353	32,825
Total net equity (deficit)	$(76,681)	$(58,902)
Common Stock Repurchase Program The Board of Directors authorized a stock repurchase program in 2019, with a maximum dollar limit of $25 billion and no set term limits (the “2019 Program”). During 2022, the company purchased 69.9 million shares for $11.25 billion under the 2019 Program. As of December 31, 2022, the company had purchased a total of 131.4 million shares for $18.1 billion, resulting in $6.9 billion remaining under the 2019 Program. The company currently expects to repurchase $3.75 billion of its common stock during the first quarter of 2023 under the 2019 Program and will incur an additional one percent excise tax on such purchases as required by the IRA.
On January 25, 2023, the Board of Directors authorized the repurchase of the company’s shares of common stock in an aggregate amount of $75 billion. The $75 billion authorization takes effect on April 1, 2023 and does not have a fixed expiration date (the “2023 Program”). It replaces the Board’s previous repurchase authorization of $25 billion from January 2019, which will terminate on March 31, 2023, after the completion of the company’s repurchases in the first quarter of 2023.
Repurchases of shares of the company’s common stock may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the company. The timing of the

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the company’s shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the company to acquire any particular amount of common stock and may be suspended or discontinued at any time.
Capital Expenditures Capital expenditures (Capex) primarily includes additions to fixed asset or investment accounts for the company’s consolidated subsidiaries and is disclosed in the Consolidated Statement of Cash Flows. Capex by business segment for 2022, 2021 and 2020 is as follows:

	Year ended December 31
Capex	2022			2021			2020
Millions of dollars	U.S.	Int’l.	Total	U.S.	Int’l.	Total	U.S.	Int’l.	Total
Upstream	$6,847	$2,718	$9,565	$4,554	$2,221	$6,775	$4,933	$2,555	$7,488
Downstream	1,699	375	2,074	806	234	1,040	644	551	1,195
All Other	310	25	335	221	20	241	226	13	239
Capex	$8,856	$3,118	$11,974	$5,581	$2,475	$8,056	$5,803	$3,119	$8,922
Capex for 2022 was $12.0 billion, 49 percent higher than 2021 due to increased upstream spend in the Permian Basin along with higher spend in downstream, largely related to the formation of the Bunge North America, Inc. (Bunge) joint venture and acquisition of the remaining interest in Beyond6, LLC (Beyond6).
The company estimates that 2023 Capex will be approximately $14 billion. In the upstream business, Capex is estimated to be $11.5 billion and includes more than $4 billion for Permian Basin development and roughly $2 billion for other shale & tight assets. More than 20 percent of upstream Capex is planned for projects in the Gulf of Mexico. Worldwide downstream spending in 2023 is estimated to be $1.9 billion. Investments in technology businesses and other corporate operations in 2023 are budgeted at $0.6 billion. Lower carbon Capex across all segments totals around $2 billion, including approximately $0.5 billion to lower the carbon intensity of Chevron’s traditional operations and about $1 billion to increase renewable fuels production capacity.
Affiliate capital expenditures (Affiliate Capex), which does not require cash outlays by the company, is expected to be $3 billion in 2023. Nearly half of Affiliate Capex is for Tengizchevroil’s FGP / WPMP Project in Kazakhstan and about a third is for CPChem.
Capital and Exploratory Expenditures Capital and exploratory expenditures (C&E) is a key performance indicator and provides the company’s investment level in its consolidated companies. This metric includes additions to fixed asset or investment accounts along with exploration expense for its consolidated companies. Management uses this metric along with Affiliate C&E (as defined below) to manage the allocation of capital across the company’s entire portfolio, funding requirements and ultimately shareholder distributions.
The components of C&E are presented in the following table:

	Year ended December 31
Millions of dollars	2022	2021	2020
Capital expenditures	$11,974	$8,056	$8,922
Expensed exploration expenditures	488	431	500
Assets acquired through finance leases and other obligations	3	64	53
Payments for other assets and liabilities, net	(169)	2	42
Capital and exploratory expenditures (C&E)	$12,296	$8,553	$9,517
Affiliate capital and exploratory expenditures (Affiliate C&E)	$3,366	$3,167	$3,982
C&E by business segment for 2022, 2021 and 2020 is as follows:

	Year ended December 31
C&E	2022			2021			2020
Millions of dollars	U.S.	Int’l.	Total	U.S.	Int’l.	Total	U.S.	Int’l.	Total
Upstream	$6,980	$3,073	$10,053	$4,696	$2,512	$7,208	$5,130	$2,867	$7,997
Downstream	1,702	206	1,908	870	234	1,104	697	584	1,281
All Other	310	25	335	221	20	241	226	13	239
C&E	$8,992	$3,304	$12,296	$5,787	$2,766	$8,553	$6,053	$3,464	$9,517

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
C&E for 2022 was $12.3 billion, 44 percent higher than 2021 due to increased upstream spend in the Permian Basin along with higher spend in downstream, largely related to the formation of the Bunge joint venture and acquisition of the remaining interest in Beyond6. The acquisitions of Renewable Energy Group Inc. and Noble are not included in the company’s C&E or Capex.
Affiliate Capital and Exploratory Expenditures Equity affiliate capital and exploratory expenditures (Affiliate C&E) is also a key performance indicator that provides the company’s share of investments in its significant equity affiliate companies. This metric includes additions to fixed asset and investment accounts along with exploration expense in the equity affiliate companies’ financial statements. Management uses this metric to assess possible funding needs and/or shareholder distribution capacity of the company’s equity affiliate companies. Together with C&E, management also uses Affiliate C&E to manage allocation of capital across the company’s entire portfolio, funding requirements and ultimately shareholder distributions.
Affiliate C&E, which is the same as Affiliate Capex spend, by business segment for 2022, 2021 and 2020 is as follows:

	Year ended December 31
Affiliate C&E	2022			2021			2020
Millions of dollars	U.S.	Int’l.	Total	U.S.	Int’l.	Total	U.S.	Int’l.	Total
Upstream	$—	$2,406	$2,406	$2	$2,404	$2,406	$—	$2,917	$2,917
Downstream	768	192	960	365	396	761	324	741	1,065
All Other	—	—	—	—	—	—	—	—	—
Affiliate C&E	$768	$2,598	$3,366	$367	$2,800	$3,167	$324	$3,658	$3,982
Affiliate C&E for 2022 was $3.4 billion, 6 percent higher than 2021.
The company monitors market conditions and can adjust future capital outlays should conditions change.
Noncontrolling Interests The company had noncontrolling interests of $960 million at December 31, 2022 and $873 million at December 31, 2021. Distributions to noncontrolling interests net of contributions totaled $114 million and $36 million in 2022 and 2021, respectively. Included within noncontrolling interests at December 31, 2022 is $142 million of redeemable noncontrolling interest.
Pension Obligations Information related to pension plan contributions is included in Note 23 Employee Benefit Plans, under the heading “Cash Contributions and Benefit Payments.”
Contractual Obligations Information related to the company’s significant contractual obligations is included in Note 19 Short-Term Debt, in Note 20 Long-Term Debt and in Note 5 Lease Commitments. The aggregate amount of interest due on these obligations, excluding leases, is: 2023 – $595; 2024 – $536; 2025 – $476; 2026 – $395; 2027 – $340; after 2027 – $3,373.
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

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
Financial Ratios and Metrics
The following represent several metrics the company believes are useful measures to monitor the financial health of the company and its performance over time:
Current Ratio Current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio in all periods was adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At year-end 2022, the book value of inventory was lower than replacement costs, based on average acquisition costs during the year, by approximately $9.1 billion.

	At December 31
Millions of dollars	2022	2021	2020
Current assets	$50,343	$33,738	$26,078
Current liabilities	34,208	26,791	22,183
Current Ratio	1.5	1.3	1.2
Interest Coverage Ratio Income before income tax expense, plus interest and debt expense and amortization of capitalized interest, less net income attributable to noncontrolling interests, divided by before-tax interest costs. This ratio indicates the company’s ability to pay interest on outstanding debt. The company’s interest coverage ratio in 2022 was higher than 2021 due to higher income.

	Year ended December 31
Millions of dollars	2022	2021	2020
Income (Loss) Before Income Tax Expense	$49,674	$21,639	$(7,453)
Plus: Interest and debt expense	516	712	697
Plus: Before-tax amortization of capitalized interest	199	215	205
Less: Net income attributable to noncontrolling interests	143	64	(18)
Subtotal for calculation	50,246	22,502	(6,533)
Total financing interest and debt costs	$630	$775	$735
Interest Coverage Ratio	79.8	29.0	(8.9)
Free Cash Flow The cash provided by operating activities less capital expenditures, which represents the cash available to creditors and investors after investing in the business.

	Year ended December 31
Millions of dollars	2022	2021	2020
Net cash provided by operating activities	$49,602	$29,187	$10,577
Less: Capital expenditures	11,974	8,056	8,922
Free Cash Flow	$37,628	$21,131	$1,655
Debt Ratio Total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage.

	At December 31
Millions of dollars	2022	2021	2020
Short-term debt	$1,964	$256	$1,548
Long-term debt	21,375	31,113	42,767
Total debt	23,339	31,369	44,315
Total Chevron Corporation Stockholders’ Equity	159,282	139,067	131,688
Total debt plus total Chevron Corporation Stockholders’ Equity	$182,621	$170,436	$176,003
Debt Ratio	12.8%	18.4%	25.2%

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
Net Debt Ratio Total debt less cash and cash equivalents and marketable securities as a percentage of total debt less cash and cash equivalents and marketable securities, plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage, net of its cash balances.

	At December 31
Millions of dollars	2022	2021	2020
Short-term debt	$1,964	$256	$1,548
Long-term debt	21,375	31,113	42,767
Total Debt	23,339	31,369	44,315
Less: Cash and cash equivalents	17,678	5,640	5,596
Less: Marketable securities	223	35	31
Total adjusted debt	5,438	25,694	38,688
Total Chevron Corporation Stockholders’ Equity	159,282	139,067	131,688
Total adjusted debt plus total Chevron Corporation Stockholders’ Equity	$164,720	$164,761	$170,376
Net Debt Ratio	3.3%	15.6%	22.7%
Capital Employed The sum of Chevron Corporation Stockholders’ Equity, total debt and noncontrolling interests, which represents the net investment in the business.

	At December 31
Millions of dollars	2022	2021	2020
Chevron Corporation Stockholders’ Equity	$159,282	$139,067	$131,688
Plus: Short-term debt	1,964	256	1,548
Plus: Long-term debt	21,375	31,113	42,767
Plus: Noncontrolling interest	960	873	1,038
Capital Employed at December 31	$183,581	$171,309	$177,041
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

	Year ended December 31
Millions of dollars	2022	2021	2020
Net income attributable to Chevron	$35,465	$15,625	$(5,543)
Plus: After-tax interest and debt expense	476	662	658
Plus: Noncontrolling interest	143	64	(18)
Net income after adjustments	36,084	16,351	(4,903)
Average capital employed	$177,445	$174,175	$174,611
Return on Average Capital Employed	20.3%	9.4%	(2.8)%
Return on Stockholders’ Equity (ROSE) Net income attributable to Chevron divided by average Chevron Corporation Stockholders’ Equity. Average stockholders’ equity is computed by averaging the sum of stockholders’ equity at the beginning and end of the year. ROSE is a ratio intended to measure earnings as a percentage of shareholder investments.

	Year ended December 31
Millions of dollars	2022	2021	2020
Net income attributable to Chevron	$35,465	$15,625	$(5,543)
Chevron Corporation Stockholders’ Equity at December 31	159,282	139,067	131,688
Average Chevron Corporation Stockholders’ Equity	149,175	135,378	137,951
Return on Average Stockholders’ Equity	23.8%	11.5%	(4.0)%
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

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
Derivative Commodity Instruments Chevron is exposed to market risks related to the price volatility of crude oil, refined products, natural gas liquids, natural gas, liquefied natural gas and refinery feedstocks. The company uses derivative commodity instruments to manage these exposures on a portion of its activity, including firm commitments and anticipated transactions for the purchase, sale and storage of crude oil, refined products, natural gas liquids, natural gas, liquefied natural gas and feedstock for company refineries. The company also uses derivative commodity instruments for limited trading purposes. The results of these activities were not material to the company’s financial position, results of operations or cash flows in 2022.
The company’s market exposure positions are monitored on a daily basis by an internal Risk Control group in accordance with the company’s risk management policies. The company’s risk management practices and its compliance with policies are reviewed by the Audit Committee of the company’s Board of Directors.
Derivatives beyond those designated as normal purchase and normal sale contracts are recorded at fair value on the Consolidated Balance Sheet with resulting gains and losses reflected in income. Fair values are derived principally from published market quotes and other independent third-party quotes. The change in fair value of Chevron’s derivative commodity instruments in 2022 was not material to the company’s results of operations.
The company uses the Monte Carlo simulation method as its Value-at-Risk (VaR) model to estimate the maximum potential loss in fair value, at the 95 percent confidence level with a one-day holding period, from the effect of adverse changes in market conditions on derivative commodity instruments held or issued. Based on these inputs, the VaR for the company’s primary risk exposures in the area of derivative commodity instruments at December 31, 2022 and 2021 was not material to the company’s cash flows or results of operations.
Foreign Currency The company may enter into foreign currency derivative contracts to manage some of its foreign currency exposures. These exposures include revenue and anticipated purchase transactions, including foreign currency capital expenditures and lease commitments. The foreign currency derivative contracts, if any, are recorded at fair value on the balance sheet with resulting gains and losses reflected in income. There were no material open foreign currency derivative contracts at December 31, 2022.
Interest Rates The company may enter into interest rate swaps from time to time as part of its overall strategy to manage the interest rate risk on its debt. Interest rate swaps, if any, are recorded at fair value on the balance sheet with resulting gains and losses reflected in income. At year-end 2022, the company had no interest rate swaps.
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

Millions of dollars	2022	2021	2020
Balance at January 1	$960	$1,139	$1,234
Net additions	182	114	179
Expenditures	(274)	(293)	(274)
Balance at December 31	$868	$960	$1,139
The company records asset retirement obligations when there is a legal obligation associated with the retirement of long-lived assets and the liability can be reasonably estimated. These asset retirement obligations include costs related to

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
environmental issues. The liability balance of approximately $12.7 billion for asset retirement obligations at year-end 2022 is related primarily to upstream properties.
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
Refer to the discussion below for additional information on environmental matters and their impact on Chevron, and on the company’s 2022 environmental expenditures. Refer to Note 24 Other Contingencies and Commitments under the heading “Environmental” for additional discussion of environmental remediation provisions and year-end reserves. Refer also to Note 25 Asset Retirement Obligations for additional discussion of the company’s asset retirement obligations.
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
Environmental Matters
The company is subject to various international and U.S. federal, state and local environmental, health and safety laws, regulations and market-based programs. These laws, regulations and programs continue to evolve and are expected to increase in both number and complexity over time and govern not only the manner in which the company conducts its operations, but also the products it sells. Consideration of environmental issues and the responses to those issues through international agreements and national, regional or state legislation or regulations are integrated into the company’s strategy and planning, capital investment reviews and risk management tools and processes, where applicable. They are also factored into the company’s long-range supply, demand and energy price forecasts. These forecasts reflect long-range effects from renewable fuel penetration, energy efficiency standards, climate-related policy actions, and demand response to oil and natural gas prices. In addition, legislation and regulations intended to address hydraulic fracturing also continue to evolve in many jurisdictions where we operate. Refer to “Risk Factors” in Part I, Item 1A, on pages 20 through 26 for a discussion of some of the inherent risks of increasingly restrictive environmental and other regulation that could materially impact the company’s results of operations or financial condition. Refer to Business Environment and Outlook on pages 32 and 33 for a discussion of legislative and regulatory efforts to address climate change.
Most of the costs of complying with existing laws and regulations pertaining to company operations and products are embedded in the normal costs of doing business. However, it is not possible to predict with certainty the amount of additional investments in new or existing technology or facilities or the amounts of increased operating costs to be incurred in the future to prevent, control, reduce or eliminate releases of hazardous materials or other pollutants into the environment; remediate and restore areas damaged by prior releases of hazardous materials; or comply with new environmental laws or regulations. Although these costs may be significant to the results of operations in any single period, the company does not presently expect them to have a material adverse effect on the company’s liquidity or financial position.
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
Using definitions and guidelines established by the American Petroleum Institute, Chevron estimated its worldwide environmental spending in 2022 at approximately $2.0 billion for its consolidated companies. Included in these expenditures were approximately $0.2 billion of environmental capital expenditures and $1.8 billion of costs associated with the prevention, control, abatement or elimination of hazardous substances and pollutants from operating, closed or divested sites, and the decommissioning and restoration of sites.

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
For 2023, total worldwide environmental capital expenditures are estimated at $0.2 billion. These capital costs are in addition to the ongoing costs of complying with environmental regulations and the costs to remediate previously contaminated sites.
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
The development and selection of accounting estimates and assumptions, including those deemed “critical,” and the associated disclosures in this discussion have been discussed with the Audit Committee of the Board of Directors. The areas of accounting and the associated “critical” estimates and assumptions made by the company are as follows:
Oil and Gas Reserves Crude oil, natural gas liquids and natural gas reserves are estimates of future production that impact certain asset and expense accounts included in the Consolidated Financial Statements. Proved reserves are the estimated quantities of oil and gas that geoscience and engineering data demonstrate with reasonable certainty to be economically producible in the future under existing economic conditions, operating methods and government regulations. Proved reserves include both developed and undeveloped volumes. Proved developed reserves represent volumes expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are volumes expected to be recovered from new wells on undrilled proved acreage, or from existing wells where a relatively major expenditure is required for recompletion. Variables impacting Chevron’s estimated volumes of crude oil and natural gas reserves include field performance, available technology, commodity prices, and development, production and carbon costs.
The estimates of crude oil, natural gas liquids and natural gas reserves are important to the timing of expense recognition for costs incurred and to the valuation of certain oil and gas producing assets. Impacts of oil and gas reserves on Chevron’s Consolidated Financial Statements, using the successful efforts method of accounting, include the following:
1.Amortization - Capitalized exploratory drilling and development costs are depreciated on a unit-of-production (UOP) basis using proved developed reserves. Acquisition costs of proved properties are amortized on a UOP basis using total proved reserves. During 2022, Chevron’s UOP Depreciation, Depletion and Amortization (DD&A) for oil and gas properties was $10.8 billion, and proved developed reserves at the beginning of 2022 were 6.6 billion barrels for consolidated companies. If the estimates of proved reserves used in the UOP calculations for consolidated operations had been lower by five percent across all oil and gas properties, UOP DD&A in 2022 would have increased by approximately $600 million.
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
Refer to Table V, “Reserve Quantity Information,” for the changes in proved reserve estimates for each of the three years ended December 31, 2020, 2021 and 2022, and to Table VII, “Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Reserves” for estimates of proved reserve values for each of the three years ended December 31, 2020, 2021 and 2022.

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
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
Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters, such as future commodity prices, operating expenses, carbon costs, production profiles, the pace of the energy transition, and the outlook for global or regional market supply-and-demand conditions for crude oil, natural gas liquids, natural gas, commodity chemicals and refined products. However, the impairment reviews and calculations are based on assumptions that are generally consistent with the company’s business plans and long-term investment decisions. Refer also to the discussion of impairments of properties, plant and equipment in Note 18 Properties, Plant and Equipment and to the section on Properties, Plant and Equipment in Note 1 Summary of Significant Accounting Policies.
The company performs impairment assessments when triggering events arise to determine whether any write-down in the carrying value of an asset or asset group is required. For example, when significant downward revisions to crude oil, natural gas liquids and natural gas reserves are made for any single field or concession, an impairment review is performed to determine if the carrying value of the asset remains recoverable. Similarly, a significant downward revision in the company’s crude oil, natural gas liquids or natural gas price outlook would trigger impairment reviews for impacted upstream assets. In addition, impairments could occur due to changes in national, state or local environmental regulations or laws, including those designed to stop or impede the development or production of oil and gas. Also, if the expectation of sale of a particular asset or asset group in any period has been deemed more likely than not, an impairment review is performed, and if the estimated net proceeds exceed the carrying value of the asset or asset group, no impairment charge is required. Such calculations are reviewed each period until the asset or asset group is disposed. Assets that are not impaired on a held-and-used basis could possibly become impaired if a decision is made to sell such assets. That is, the assets would be impaired if they are classified as held-for-sale and the estimated proceeds from the sale, less costs to sell, are less than the assets’ associated carrying values.
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
Asset Retirement Obligations In the determination of fair value for an asset retirement obligation (ARO), the company uses various assumptions and judgments, including such factors as the existence of a legal obligation, estimated amounts and timing of settlements, discount and inflation rates, and the expected impact of advances in technology and process improvements. A sensitivity analysis of the ARO impact on earnings for 2022 is not practicable, given the broad range of the company’s long-lived assets and the number of assumptions involved in the estimates. That is, favorable changes to some assumptions would have reduced estimated future obligations, thereby lowering accretion expense and amortization costs, whereas unfavorable changes would have the opposite effect. Refer to Note 25 Asset Retirement Obligations for additional discussions on asset retirement obligations.
Pension and Other Postretirement Benefit Plans Note 23 Employee Benefit Plans includes information on the funded status of the company’s pension and other postretirement benefit (OPEB) plans reflected on the Consolidated Balance Sheet; the components of pension and OPEB expense reflected on the Consolidated Statement of Income; and the related underlying assumptions.

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
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
For 2022, the company used an expected long-term rate of return of 6.6 percent and a discount rate for service costs of 3.5 percent and a discount rate for interest cost of 2.7 percent for the primary U.S. pension plan. The actual return for 2022 was (17.8) percent. For the 10 years ended December 31, 2022, actual asset returns averaged 5.7 percent for this plan. Additionally, with the exception of three years within this 10-year period, actual asset returns for this plan equaled or exceeded 6.6 percent during each year.
Total pension expense for 2022 was $763 million. An increase in the expected long-term return on plan assets or the discount rate would reduce pension plan expense, and vice versa. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a 1 percent increase in this assumption for the company’s primary U.S. pension plan, which accounted for about 55 percent of companywide pension expense, would have reduced total pension plan expense for 2022 by approximately $75 million. A 1 percent increase in the discount rates for this same plan would have reduced pension expense for 2022 by approximately $177 million.
The aggregate funded status recognized at December 31, 2022, was a net liability of approximately $1.8 billion. An increase in the discount rate would decrease the pension obligation, thus changing the funded status of a plan. At December 31, 2022, the company used a discount rate of 5.2 percent to measure the obligations for the primary U.S. pension plan. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a 0.25 percent increase in the discount rate applied to the company’s primary U.S. pension plan, which accounted for about 63 percent of the companywide pension obligation, would have reduced the plan obligation by approximately $239 million, and would have decreased the plan’s underfunded status from approximately $475 million to $236 million.
For the company’s OPEB plans, expense for 2022 was $89 million, and the total liability, all unfunded at the end of 2022, was $1.9 billion. For the primary U.S. OPEB plan, the company used a discount rate for service cost of 3.1 percent and a discount rate for interest cost of 2.1 percent to measure expense in 2022, and a 5.2 percent discount rate to measure the benefit obligations at December 31, 2022. Discount rate changes, similar to those used in the pension sensitivity analysis, resulted in an immaterial impact on 2022 OPEB expense and OPEB liabilities at the end of 2022.
Differences between the various assumptions used to determine expense and the funded status of each plan and actual experience are included in actuarial gain/loss. Refer to page 90 in Note 23 Employee Benefit Plans for more information on the $3.4 billion of before-tax actuarial losses recorded by the company as of December 31, 2022. In addition, information related to company contributions is included on page 93 in Note 23 Employee Benefit Plans under the heading “Cash Contributions and Benefit Payments.”
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
Under the accounting rules, a liability is generally recorded for these types of contingencies if management determines the loss to be both probable and estimable. The company generally reports these losses as “Operating expenses” or “Selling, general and administrative expenses” on the Consolidated Statement of Income. An exception to this handling is for income tax matters, for which benefits are recognized only if management determines the tax position is more likely than not (i.e., likelihood greater than 50 percent) to be allowed by the tax jurisdiction. For additional discussion of income tax uncertainties, refer to Note 24 Other Contingencies and Commitments under the heading “Income Taxes.” Refer also to the business segment discussions elsewhere in this section for the effect on earnings from losses associated with certain litigation, environmental remediation and tax matters for the three years ended December 31, 2022.
An estimate as to the sensitivity to earnings for these periods if other assumptions had been used in recording these liabilities is not practicable because of the number of contingencies that must be assessed, the number of underlying

Management's Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
assumptions and the wide range of reasonably possible outcomes, both in terms of the probability of loss and the estimates of such loss. For further information, refer to “Changes in management’s estimates and assumptions may have a material impact on the company’s consolidated financial statements and financial or operational performance in any given period” in “Risk Factors” in Part I, Item 1A, on pages 25 and 26.
New Accounting Standards
Refer to Note 4 New Accounting Standards for information regarding new accounting standards.

Financial Table of Contents

Quarterly Results
Unaudited

	2022				2021
Millions of dollars, except per-share amounts	4th Q	3rd Q	2nd Q	1st Q	4th Q	3rd Q	2nd Q	1st Q
Revenues and Other Income
Sales and other operating revenues	$54,523	$63,508	$65,372	$52,314	$45,861	$42,552	$36,117	$31,076
Income from equity affiliates	1,623	2,410	2,467	2,085	1,657	1,647	1,442	911
Other income	327	726	923	(26)	611	511	38	42
Total Revenues and Other Income	56,473	66,644	68,762	54,373	48,129	44,710	37,597	32,029
Costs and Other Deductions
Purchased crude oil and products	32,570	38,751	40,684	33,411	28,046	24,570	21,446	18,187
Operating expenses	6,401	6,357	6,318	5,638	5,507	5,353	4,899	4,967
Selling, general and administrative expenses	1,454	1,028	863	967	1,271	657	1,096	990
Exploration expenses	453	116	196	209	192	158	113	86
Depreciation, depletion and amortization	4,764	4,201	3,700	3,654	4,813	4,304	4,522	4,286
Taxes other than on income	864	1,046	882	1,240	1,074	1,339	749	801
Interest and debt expense	123	128	129	136	155	174	185	198
Other components of net periodic benefit costs	36	208	(13)	64	86	100	165	337
Total Costs and Other Deductions	46,665	51,835	52,759	45,319	41,144	36,655	33,175	29,852
Income (Loss) Before Income Tax Expense	9,808	14,809	16,003	9,054	6,985	8,055	4,422	2,177
Income Tax Expense (Benefit)	3,430	3,571	4,288	2,777	1,903	1,940	1,328	779
Net Income (Loss)	$6,378	$11,238	$11,715	$6,277	$5,082	$6,115	$3,094	$1,398
Less: Net income attributable to noncontrolling interests	25	7	93	18	27	4	12	21
Net Income (Loss) Attributable to Chevron Corporation	$6,353	$11,231	$11,622	$6,259	$5,055	$6,111	$3,082	$1,377
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
– Basic	$3.34	$5.81	$5.98	$3.23	$2.63	$3.19	$1.61	$0.72
– Diluted	$3.33	$5.78	$5.95	$3.22	$2.63	$3.19	$1.60	$0.72
Dividends per share	$1.42	$1.42	$1.42	$1.42	$1.34	$1.34	$1.34	$1.29

Financial Table of Contents

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
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. Based on that evaluation, management concluded that the company’s disclosure controls are effective in ensuring that information required to be recorded, processed, summarized and reported are done within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). The company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, the company’s management concluded that internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included herein.

Michael K. Wirth	Pierre R. Breber	David A. Inchausti
Chairman of the Board	Vice President	Vice President
and Chief Executive Officer	and Chief Financial Officer	and Controller

February 23, 2023

Financial Table of Contents

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Chevron Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Chevron Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Financial Table of Contents

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

The Impact of Proved Crude Oil and Natural Gas Reserves on Upstream Property, Plant, and Equipment, Net
As described in Notes 1 and 18 to the consolidated financial statements, the Company’s upstream property, plant and equipment, net balance was $125.6 billion as of December 31, 2022, and depreciation, depletion and amortization expense was $14.8 billion for the year ended December 31, 2022. The Company follows the successful efforts method of accounting for crude oil and natural gas exploration and production activities. Depreciation and depletion of all capitalized costs of proved crude oil and natural gas producing properties, except mineral interests, are expensed using the unit-of-production method, generally by individual field, as the proved developed reserves are produced. Depletion expenses for capitalized costs of proved mineral interests are recognized using the unit-of-production method by individual field as the related proved reserves are produced. As disclosed by management, variables impacting the Company’s estimated volumes of crude oil and natural gas reserves include field performance, available technology, commodity prices, and development, production and carbon costs. Reserves are estimated by Company asset teams composed of earth scientists and engineers. As part of the internal control process related to reserves estimation, the Company maintains a Reserves Advisory Committee (RAC) (the Company’s earth scientists, engineers and RAC are collectively referred to as “management’s specialists”).

The principal considerations for our determination that performing procedures relating to the impact of proved crude oil, natural gas liquids and natural gas reserves on upstream property, plant, and equipment, net is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, when developing the estimates of proved crude oil, natural gas liquids and natural gas reserve volumes, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence obtained related to the data, methods and assumptions used by management and its specialists in developing the estimates of proved crude oil and natural gas reserve volumes.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved crude oil, natural gas liquids and natural gas reserve volumes. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the proved crude oil, natural gas liquids and natural gas reserve volumes. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialists, tests of the data used by the specialists and an evaluation of the specialists’ findings.

.

PricewaterhouseCoopers LLP
San Francisco, California
February 23, 2023
We have served as the Company’s auditor since 1935.

Consolidated Statement of Income	Financial Table of Contents
Millions of dollars, except per-share amounts

	Year ended December 31
	2022	2021	2020
Revenues and Other Income
Sales and other operating revenues	$235,717	$155,606	$94,471
Income (loss) from equity affiliates	8,585	5,657	(472)
Other income	1,950	1,202	693
Total Revenues and Other Income	246,252	162,465	94,692
Costs and Other Deductions
Purchased crude oil and products	145,416	92,249	52,148
Operating expenses	24,714	20,726	20,323
Selling, general and administrative expenses	4,312	4,014	4,213
Exploration expenses	974	549	1,537
Depreciation, depletion and amortization	16,319	17,925	19,508
Taxes other than on income	4,032	3,963	2,839
Interest and debt expense	516	712	697
Other components of net periodic benefit costs	295	688	880
Total Costs and Other Deductions	196,578	140,826	102,145
Income (Loss) Before Income Tax Expense	49,674	21,639	(7,453)
Income Tax Expense (Benefit)	14,066	5,950	(1,892)
Net Income (Loss)	35,608	15,689	(5,561)
Less: Net income (loss) attributable to noncontrolling interests	143	64	(18)
Net Income (Loss) Attributable to Chevron Corporation	$35,465	$15,625	$(5,543)
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$18.36	$8.15	$(2.96)
- Diluted	$18.28	$8.14	$(2.96)
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Financial Table of Contents
Millions of dollars

	Year ended December 31
	2022	2021	2020
Net Income (Loss)	$35,608	$15,689	$(5,561)
Currency translation adjustment
Unrealized net change arising during period	(41)	(55)	35
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	(1)	(1)	(2)
Derivatives
Net derivatives gain (loss) on hedge transactions	65	(6)	—
Reclassification to net income	(80)	6	—
Income taxes on derivatives transactions	3	—	—
Total	(12)	—	—
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	599	1,069	1,107
Actuarial gain (loss) arising during period	1,050	1,244	(2,004)
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(19)	(14)	(23)
Prior service (costs) credits arising during period	(96)	—	—
Defined benefit plans sponsored by equity affiliates - benefit (cost)	100	127	(104)
Income tax benefit (cost) on defined benefit plans	(489)	(647)	369
Total	1,145	1,779	(655)
Other Comprehensive Gain (Loss), Net of Tax	1,091	1,723	(622)
Comprehensive Income (Loss)	36,699	17,412	(6,183)
Comprehensive loss (income) attributable to noncontrolling interests	(143)	(64)	18
Comprehensive Income (Loss) Attributable to Chevron Corporation	$36,556	$17,348	$(6,165)
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheet	Financial Table of Contents
Millions of dollars, except per-share amounts

	At December 31
	2022	2021
Assets
Cash and cash equivalents	$17,678	$5,640
Marketable securities	223	35
Accounts and notes receivable (less allowance: 2022 - $457; 2021 - $303)	20,456	18,419
Inventories:
Crude oil and products	5,866	4,248
Chemicals	515	565
Materials, supplies and other	1,866	1,982
Total inventories	8,247	6,795
Prepaid expenses and other current assets	3,739	2,849
Total Current Assets	50,343	33,738
Long-term receivables, net (less allowances: 2022 - $552; 2021 - $442)	1,069	603
Investments and advances	45,238	40,696
Properties, plant and equipment, at cost	327,785	336,045
Less: Accumulated depreciation, depletion and amortization	184,194	189,084
Properties, plant and equipment, net	143,591	146,961
Deferred charges and other assets	12,310	12,384
Goodwill	4,722	4,385
Assets held for sale	436	768
Total Assets	$257,709	$239,535
Liabilities and Equity
Short-term debt	$1,964	$256
Accounts payable	18,955	16,454
Accrued liabilities	7,486	6,972
Federal and other taxes on income	4,381	1,700
Other taxes payable	1,422	1,409
Total Current Liabilities	34,208	26,791
Long-term debt[1]	21,375	31,113
Deferred credits and other noncurrent obligations	20,396	20,778
Noncurrent deferred income taxes	17,131	14,665
Noncurrent employee benefit plans	4,357	6,248
Total Liabilities[2]	$97,467	$99,595
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at December 31, 2022 and 2021)	1,832	1,832
Capital in excess of par value	18,660	17,282
Retained earnings	190,024	165,546
Accumulated other comprehensive losses	(2,798)	(3,889)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (2022 - 527,460,237 shares; 2021 - 512,870,523 shares)	(48,196)	(41,464)
Total Chevron Corporation Stockholders’ Equity	159,282	139,067
Noncontrolling interests (includes redeemable noncontrolling interest of $142 and $135 at December 31, 2022 and 2021)	960	873
Total Equity	160,242	139,940
Total Liabilities and Equity	$257,709	$239,535
[1] Includes finance lease liabilities of $403 and $449 at December 31, 2022 and 2021, respectively.
[2] Refer to Note 24 Other Contingencies and Commitments.
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Financial Table of Contents
Millions of dollars

	Year ended December 31
	2022	2021	2020
Operating Activities
Net Income (Loss)	$35,608	$15,689	$(5,561)
Adjustments
Depreciation, depletion and amortization	16,319	17,925	19,508
Dry hole expense	486	118	1,036
Distributions more (less) than income from equity affiliates	(4,730)	(1,998)	2,015
Net before-tax gains on asset retirements and sales	(550)	(1,021)	(760)
Net foreign currency effects	(412)	(7)	619
Deferred income tax provision	2,124	700	(3,604)
Net decrease (increase) in operating working capital	2,125	(1,361)	(1,652)
Decrease (increase) in long-term receivables	153	21	296
Net decrease (increase) in other deferred charges	(212)	(320)	(248)
Cash contributions to employee pension plans	(1,322)	(1,751)	(1,213)
Other	13	1,192	141
Net Cash Provided by Operating Activities	49,602	29,187	10,577
Investing Activities
Acquisition of businesses, net of cash received	(2,862)	—	373
Capital expenditures	(11,974)	(8,056)	(8,922)
Proceeds and deposits related to asset sales and returns of investment	2,635	1,791	2,968
Net sales (purchases) of marketable securities	117	(1)	35
Net repayment (borrowing) of loans by equity affiliates	(24)	401	(1,419)
Net Cash Used for Investing Activities	(12,108)	(5,865)	(6,965)
Financing Activities
Net borrowings (repayments) of short-term obligations	263	(5,572)	651
Proceeds from issuances of long-term debt	—	—	12,308
Repayments of long-term debt and other financing obligations	(8,742)	(7,364)	(5,489)
Cash dividends - common stock	(10,968)	(10,179)	(9,651)
Net contributions from (distributions to) noncontrolling interests	(114)	(36)	(24)
Net sales (purchases) of treasury shares	(5,417)	38	(1,531)
Net Cash Provided by (Used for) Financing Activities	(24,978)	(23,113)	(3,736)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(190)	(151)	(50)
Net Change in Cash, Cash Equivalents and Restricted Cash	12,326	58	(174)
Cash, Cash Equivalents and Restricted Cash at January 1	6,795	6,737	6,911
Cash, Cash Equivalents and Restricted Cash at December 31	$19,121	$6,795	$6,737
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Equity	Financial Table of Contents
Amounts in millions of dollars

			Acc. Other	Treasury	Chevron Corp.
	Common	Retained	Comprehensive	Stock	Stockholders’	Noncontrolling	Total
	Stock[1]	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at December 31, 2019	$18,857	$174,945	$(4,990)	$(44,599)	$144,213	$995	$145,208
Treasury stock transactions	84	—	—	—	84	—	84
Noble acquisition[2]	(520)	—	—	4,629	4,109	779	4,888
Net income (loss)	—	(5,543)	—	—	(5,543)	(18)	(5,561)
Cash dividends ($5.16 per share)	—	(9,651)	—	—	(9,651)	(24)	(9,675)
Stock dividends	—	(5)	—	—	(5)	—	(5)
Other comprehensive income	—	—	(622)	—	(622)	—	(622)
Purchases of treasury shares	—	—	—	(1,757)	(1,757)	—	(1,757)
Issuances of treasury shares	—	—	—	229	229	—	229
Other changes, net	—	631	—	—	631	(694)	(63)
Balance at December 31, 2020	$18,421	$160,377	$(5,612)	$(41,498)	$131,688	$1,038	$132,726
Treasury stock transactions	315	—	—	—	315	—	315
NBLX acquisition	138	(148)	—	377	367	(321)	46
Net income (loss)	—	15,625	—	—	15,625	64	15,689
Cash dividends ($5.31 per share)	—	(10,179)	—	—	(10,179)	(53)	(10,232)
Stock dividends	—	(3)	—	—	(3)	—	(3)
Other comprehensive income	—	—	1,723	—	1,723	—	1,723
Purchases of treasury shares	—	—	—	(1,383)	(1,383)	—	(1,383)
Issuances of treasury shares	—	—	—	1,040	1,040	—	1,040
Other changes, net	—	(126)	—	—	(126)	145	19
Balance at December 31, 2021	$18,874	$165,546	$(3,889)	$(41,464)	$139,067	$873	$139,940
Treasury stock transactions	63	—	—	—	63	—	63
Net income (loss)	—	35,465	—	—	35,465	143	35,608
Cash dividends ($5.68 per share)	—	(10,968)	—	—	(10,968)	(118)	(11,086)
Stock dividends	—	(3)	—	—	(3)	—	(3)
Other comprehensive income	—	—	1,091	—	1,091	—	1,091
Purchases of treasury shares	—	—	—	(11,255)	(11,255)	—	(11,255)
Issuances of treasury shares	1,315	—	—	4,523	5,838	—	5,838
Other changes, net	—	(16)	—	—	(16)	62	46
Balance at December 31, 2022	$20,252	$190,024	$(2,798)	$(48,196)	$159,282	$960	$160,242

			Common Stock Share Activity
		Issued[3]		Treasury		Outstanding
Balance at December 31, 2019		2,442,676,580		(560,508,479)		1,882,168,101
Purchases		—		(17,577,457)		(17,577,457)
Issuances		—		60,595,673		60,595,673
Balance at December 31, 2020		2,442,676,580		(517,490,263)		1,925,186,317
Purchases		—		(13,015,737)		(13,015,737)
Issuances		—		17,635,477		17,635,477
Balance at December 31, 2021		2,442,676,580		(512,870,523)		1,929,806,057
Purchases		—		(69,912,961)		(69,912,961)
Issuances		—		55,323,247		55,323,247
Balance at December 31, 2022		2,442,676,580		(527,460,237)		1,915,216,343
[1] Beginning and ending balances for all periods include capital in excess of par, common stock issued at par for $1,832, and $(240) associated with Chevron’s Benefit Plan Trust. Changes reflect capital in excess of par.

[2] Includes $120 redeemable noncontrolling interest.
[3] Beginning and ending total issued share balances include 14,168,000 shares associated with Chevron’s Benefit Plan Trust.
See accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Note 1
Summary of Significant Accounting Policies
General The company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. These require the use of estimates and assumptions that affect the assets, liabilities, revenues and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. Although the company uses its best estimates and judgments, actual results could differ from these estimates as circumstances change and additional information becomes known. Prior years’ data have been reclassified in certain cases to conform to the 2022 presentation basis.
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
Inventories Crude oil, products and chemicals inventories are generally stated at cost, using a last-in, first-out method. In the aggregate, these costs are below market. “Materials, supplies and other” inventories are primarily stated at cost or net realizable value.

Notes to the Consolidated Financial Statements	Financial Table of Contents
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
Long-lived assets to be held and used, including proved crude oil and natural gas properties, are assessed for possible impairment by comparing their carrying values with their associated undiscounted, future net cash flows. Events that can trigger assessments for possible impairments include write-downs of proved reserves based on field performance, significant decreases in the market value of an asset (including changes to the commodity price forecast or carbon costs), significant change in the extent or manner of use of or a physical change in an asset, and a more likely than not expectation that a long-lived asset or asset group will be sold or otherwise disposed of significantly sooner than the end of its previously estimated useful life. Impaired assets are written down to their estimated fair values, generally their discounted, future net cash flows. For proved crude oil and natural gas properties, the company performs impairment reviews on a country, concession, PSC, development area or field basis, as appropriate. In downstream, impairment reviews are performed on the basis of a refinery, a plant, a marketing/lubricants area or distribution area, as appropriate. Impairment amounts are recorded as incremental “Depreciation, depletion and amortization” expense.
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

Notes to the Consolidated Financial Statements	Financial Table of Contents
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
Stock Options and Other Share-Based Compensation The company issues stock options and other share-based compensation to certain employees. For equity awards, such as stock options, total compensation cost is based on the grant date fair value, and for liability awards, such as stock appreciation rights, total compensation cost is based on the settlement value. The company recognizes stock-based compensation expense for all awards over the service period required to earn the award, which is the shorter of the vesting period or the time period in which an employee becomes eligible to retain the award at retirement. The company’s Long-Term Incentive Plan (LTIP) awards include stock options and stock appreciation rights, which have graded vesting provisions by which one-third of each award vests on each of the first, second and third anniversaries of the date of grant. In addition, performance shares granted under the company’s LTIP will vest at the end of the three-year performance period. For awards granted under the company’s LTIP beginning in 2017, stock options and stock appreciation rights have graded vesting by which one third of each award vests annually on each January 31 on or after the first anniversary of the grant date. Special restricted stock unit awards have cliff vesting by which the total award will vest on January 31 on or after the third anniversary of the grant date. Standard restricted stock unit awards have cliff vesting by which the total award will vest on January 31 on or after the fifth anniversary of the grant date, subject to adjustment upon termination pursuant to the satisfaction of certain criteria. Commencing for grants issued in January 2023

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

and after, standard restricted stock units vest ratably on an annual basis over a three-year period. The company amortizes these awards on a straight-line basis.
Note 2
Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the year ended December 31, 2022, are reflected in the table below.

	Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
Balance at December 31, 2019	$(142)	$(8)	$—	$(4,840)	$(4,990)
Components of Other Comprehensive Income (Loss)[1]:
Before Reclassifications	35	(2)	—	(1,487)	(1,454)
Reclassifications[2]	—	—	—	832	832
Net Other Comprehensive Income (Loss)	35	(2)	—	(655)	(622)
Balance at December 31, 2020	$(107)	$(10)	$—	$(5,495)	$(5,612)
Components of Other Comprehensive Income (Loss)[1]:
Before Reclassifications	(55)	(1)	(6)	949	887
Reclassifications[2,3]	—	—	6	830	836
Net Other Comprehensive Income (Loss)	(55)	(1)	—	1,779	1,723
Balance at December 31, 2021	$(162)	$(11)	$—	$(3,716)	$(3,889)
Components of Other Comprehensive Income (Loss)[1]:
Before Reclassifications	(41)	(1)	68	703	729
Reclassifications[2,3]	—	—	(80)	442	362
Net Other Comprehensive Income (Loss)	(41)	(1)	(12)	1,145	1,091
Balance at December 31, 2022	$(203)	$(12)	$(12)	$(2,571)	$(2,798)
1    All amounts are net of tax.
2    Refer to Note 23 Employee Benefit Plans, for reclassified components, including amortization of actuarial gains or losses, amortization of prior service costs and settlement losses, totaling $580 that are included in employee benefit costs for the year ended December 31, 2022. Related income taxes for the same period, totaling $138, are reflected in Income Tax Expense on the Consolidated Statement of Income. All other reclassified amounts were insignificant.
3    Refer to Note 10 Financial and Derivative Instruments for cash flow hedging.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Note 3
Information Relating to the Consolidated Statement of Cash Flows

	Year ended December 31
	2022	2021	2020
Distributions more (less) than income from equity affiliates includes the following:
Distributions from equity affiliates	$3,855	$3,659	$1,543
(Income) loss from equity affiliates	(8,585)	(5,657)	472
Distributions more (less) than income from equity affiliates	$(4,730)	$(1,998)	$2,015
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$(2,317)	$(7,548)	$2,423
Decrease (increase) in inventories	(930)	(530)	284
Decrease (increase) in prepaid expenses and other current assets	(226)	19	(87)
Increase (decrease) in accounts payable and accrued liabilities	2,750	5,475	(3,576)
Increase (decrease) in income and other taxes payable	2,848	1,223	(696)
Net decrease (increase) in operating working capital	$2,125	$(1,361)	$(1,652)
Net cash provided by operating activities includes the following cash payments:
Interest on debt (net of capitalized interest)	$525	$699	$720
Income taxes	9,148	4,355	2,987
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$1,435	$1,352	$2,891
Returns of investment from equity affiliates	1,200	439	77
Proceeds and deposits related to asset sales and returns of investment	$2,635	$1,791	$2,968
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$(7)	$(4)	$—
Marketable securities sold	124	3	35
Net sales (purchases) of marketable securities	$117	$(1)	$35
Net repayment (borrowing) of loans by equity affiliates:
Borrowing of loans by equity affiliates	$(108)	$—	$(3,925)
Repayment of loans by equity affiliates	84	401	2,506
Net repayment (borrowing) of loans by equity affiliates	$(24)	$401	$(1,419)
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term obligations	$—	$4,448	$10,846
Repayments of short-term obligations	—	(6,906)	(9,771)
Net borrowings (repayments) of short-term obligations with three months or less maturity	263	(3,114)	(424)
Net borrowings (repayments) of short-term obligations	$263	$(5,572)	$651
Net sales (purchases) of treasury shares consists of the following gross and net amounts:
Shares issued for share-based compensation plans	$5,838	$1,421	$226
Shares purchased under share repurchase and deferred compensation plans	(11,255)	(1,383)	(1,757)
Net sales (purchases) of treasury shares	$(5,417)	$38	$(1,531)
Net contributions from (distributions to) noncontrolling interests consisted of the following gross and net amounts:
Distributions to noncontrolling interests	$(118)	$(53)	$(26)
Contributions from noncontrolling interests	4	17	2
Net contributions from (distributions to) noncontrolling interests	$(114)	$(36)	$(24)
The “Other” line in the Operating Activities section includes changes in postretirement benefits obligations and other long-term liabilities.
The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash. “Depreciation, depletion and amortization,” “Deferred income tax provision,” and “Dry hole expense,” collectively include approximately $1.1 billion in non-cash reductions to properties, plant and equipment in 2022 relating to impairments and other non-cash charges. The company did not have any material impairments in 2021.
Refer also to Note 25 Asset Retirement Obligations for a discussion of revisions to the company’s AROs that also did not involve cash receipts or payments for the three years ending December 31, 2022.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

The components of “Capital expenditures” are presented in the following table:

	Year ended December 31
	2022	2021	2020
Additions to properties, plant and equipment *	$10,349	$7,515	$8,492
Additions to investments	1,147	460	136
Current-year dry hole expenditures	309	83	327
Payments for other assets and liabilities, net	169	(2)	(33)
Capital expenditures	$11,974	$8,056	$8,922
*    Excludes non-cash movements of $334 in 2022, $316 in 2021 and $816 in 2020.
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	Year ended December 31
	2022	2021	2020
Cash and cash equivalents	$17,678	$5,640	$5,596
Restricted cash included in “Prepaid expenses and other current assets”	630	333	365
Restricted cash included in “Deferred charges and other assets”	813	822	776
Total cash, cash equivalents and restricted cash	$19,121	$6,795	$6,737
Note 4
New Accounting Standards
There are not currently any new or pending accounting standards that have a significant impact on Chevron.
Note 5
Lease Commitments
The company enters into leasing arrangements as a lessee; any lessor arrangements are not significant. Operating lease arrangements mainly involve land, bareboat charters, terminals, drill ships, drilling rigs, time chartered vessels, office buildings and warehouses, and exploration and production equipment. Finance leases primarily include facilities, vessels and office buildings.
Details of the right-of-use assets and lease liabilities for operating and finance leases, including the balance sheet presentation, are as follows:

	At December 31, 2022		At December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Deferred charges and other assets	$4,262	$—	$3,668	$—
Properties, plant and equipment, net	—	392	—	429
Right-of-use assets*	$4,262	$392	$3,668	$429
Accrued Liabilities	$1,111	$—	$995	$—
Short-term Debt	—	45	—	48
Current lease liabilities	1,111	45	995	48
Deferred credits and other noncurrent obligations	2,920	—	2,508	—
Long-term Debt	—	403	—	449
Noncurrent lease liabilities	2,920	403	2,508	449
Total lease liabilities	$4,031	$448	$3,503	$497

Weighted-average remaining lease term (in years)	7.0	11.9	7.8	13.2
Weighted-average discount rate	1.9%	4.1%	2.2%	4.2%
* Includes non-cash additions of $1,807 and $3 in 2022, and $1,063 and $60 in 2021 for right-of-use assets obtained in exchange for new and modified lease liabilities for operating and finance leases, respectively.

Total lease costs consist of both amounts recognized in the Consolidated Statement of Income during the period and amounts capitalized as part of the cost of another asset. Total lease costs incurred for operating and finance leases were as follows:

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

	Year-ended December 31
	2022	2021	2020
Operating lease costs*	$2,359	$2,199	$2,551
Finance lease costs	57	66	45
Total lease costs	$2,416	$2,265	$2,596
* Includes variable and short-term lease costs.
Cash paid for amounts included in the measurement of lease liabilities was as follows:

	Year-ended December 31
	2022	2021	2020
Operating cash flows from operating leases	$1,892	$1,670	$1,744
Investing cash flows from operating leases	467	398	762
Operating cash flows from finance leases	18	21	14
Financing cash flows from finance leases	44	193	34
At December 31, 2022, the estimated future undiscounted cash flows for operating and finance leases were as follows:

		At December 31, 2022
		Operating Leases	Finance Leases
Year	2023	$1,171	$61
	2024	902	61
	2025	633	57
	2026	391	54
	2027	252	47
	Thereafter	1,042	269
	Total	$4,391	$549
Less: Amounts representing interest		360	101
Total lease liabilities		$4,031	$448
Additionally, the company has $1,570 in future undiscounted cash flows for operating leases not yet commenced. These leases are primarily for drill ships and drilling rigs. The company also has $327 in future undiscounted cash flows for a finance lease not yet commenced for production equipment. For those leasing arrangements where the underlying asset is not yet constructed, the lessor is primarily involved in the design and construction of the asset.
Note 6
Summarized Financial Data – Chevron U.S.A. Inc.
Chevron U.S.A. Inc. (CUSA) is a major subsidiary of Chevron Corporation. CUSA and its subsidiaries manage and operate most of Chevron’s U.S. businesses. Assets include those related to the exploration and production of crude oil, natural gas liquids and natural gas and those associated with the refining, marketing, supply and distribution of products derived from petroleum, excluding most of the regulated pipeline operations of Chevron. CUSA also holds the company’s investment in the Chevron Phillips Chemical Company LLC joint venture, which is accounted for using the equity method. The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Year ended December 31
	2022	2021	2020
Sales and other operating revenues	$183,032	$120,380	$67,950
Total costs and other deductions	166,955	114,641	72,575
Net income (loss) attributable to CUSA	13,315	6,904	(2,676)

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

	At December 31
	2022	2021
Current assets	$18,704	$20,216
Other assets	50,153	47,355
Current liabilities	22,452	17,824
Other liabilities	19,274	18,438
Total CUSA net equity	$27,131	$31,309
Memo: Total debt	$10,800	$11,693
Note 7
Summarized Financial Data – Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Refer to Note 15 Investments and Advances for a discussion of TCO operations. Summarized financial information for 100 percent of TCO is presented in the table below:

	Year ended December 31
	2022	2021	2020
Sales and other operating revenues	$23,795	$15,927	$9,194
Costs and other deductions	11,596	8,186	6,076
Net income attributable to TCO	8,566	5,418	2,196

	At December 31
	2022	2021
Current assets	$6,522	$3,307
Other assets	54,506	51,473
Current liabilities	3,567	3,436
Other liabilities	12,312	12,060
Total TCO net equity	$45,149	$39,284
Note 8
Summarized Financial Data – Chevron Phillips Chemical Company LLC
Chevron has a 50 percent equity ownership interest in Chevron Phillips Chemical Company LLC (CPChem). Refer to Note 15 Investments and Advances for a discussion of CPChem operations. Summarized financial information for 100 percent of CPChem is presented in the table below:

	Year ended December 31
	2022	2021	2020
Sales and other operating revenues	$14,180	$14,104	$8,407
Costs and other deductions	12,870	10,862	7,221
Net income attributable to CPChem	1,662	3,684	1,260

	At December 31
	2022	2021
Current assets	$3,472	$3,381
Other assets	15,184	14,396
Current liabilities	2,146	1,854
Other liabilities	2,941	3,160
Total CPChem net equity	$13,569	$12,763
Note 9
Fair Value Measurements
The tables below show the fair value hierarchy for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2022 and 2021.
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at December 31, 2022.
Derivatives The company records most of its derivative instruments – other than any commodity derivative contracts that are accounted for as normal purchase and normal sale – on the Consolidated Balance Sheet at fair value, with the offsetting

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

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
Properties, Plant and Equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in 2022 or 2021.
Investments and Advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in 2022 or 2021.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At December 31, 2022				At December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$223	$223	$—	$—	$35	$35	$—	$—
Derivatives - not designated	184	111	73	—	313	285	28	—
Total assets at fair value	$407	$334	$73	$—	$348	$320	$28	$—
Derivatives - not designated	43	33	10	—	72	24	48	—
Derivatives - designated	15	15	—	—	—	—	—	—
Total liabilities at fair value	$58	$48	$10	$—	$72	$24	$48	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At December 31					At December 31
					Before-Tax Loss					Before-Tax Loss
	Total	Level 1	Level 2	Level 3	Year 2022	Total	Level 1	Level 2	Level 3	Year 2021
Properties, plant and equipment, net (held and used)	$54	$—	$—	$54	$518	$124	$—	$—	$124	$414
Properties, plant and equipment, net (held for sale)	—	—	—	—	432	—	—	—	—	—
Investments and advances	33	2	—	31	9	16	—	—	16	32
Total nonrecurring assets at fair value	$87	$2	$—	$85	$959	$140	$—	$—	$140	$446
At year-end 2022, the company had assets measured at fair value Level 3 using unobservable inputs of $85. The carrying value of these assets were written down to fair value based on estimates derived from internal discounted cash flow models. Cash flows were determined using estimates of future production, an outlook of future price based on published prices and a discount rate believed to be consistent with those used by principal market participants.
Assets and Liabilities Not Required to Be Measured at Fair Value The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less and money market funds. “Cash and cash equivalents” had carrying/fair values of $17,678 and $5,640 at December 31, 2022, and December 31, 2021, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at December 31, 2022.
“Cash and cash equivalents” do not include investments with a carrying/fair value of $1,443 and $1,155 at December 31, 2022, and December 31, 2021, respectively. At December 31, 2022, these investments are classified as Level 1 and include restricted funds related to certain upstream decommissioning activities, tax payments and a financing program.
Long-term debt, excluding finance lease liabilities, of $16,258 and $22,164 at December 31, 2022, and December 31, 2021, respectively, had estimated fair values of $14,959 and $23,670, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of corporate bonds is $14,571 and classified as Level 1. The fair value of other long-term debt classified as Level 2 is $388.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at December 31, 2022 and 2021, were not material.

Notes to the Consolidated Financial Statements	Financial Table of Contents
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
Derivative instruments measured at fair value at December 31, 2022, 2021 and 2020, and their classification on the Consolidated Balance Sheet below and Consolidated Statement of Income on the following page:
Consolidated Balance Sheet: Fair Value of Derivatives

			At December 31
Type of Contract	Balance Sheet Classification	2022	2021
Commodity	Accounts and notes receivable, net	$175	$251
Commodity	Long-term receivables, net	9	62
Total assets at fair value		$184	$313
Commodity	Accounts payable	$46	$71
Commodity	Deferred credits and other noncurrent obligations	12	1
Total liabilities at fair value		$58	$72
Consolidated Statement of Income: The Effect of Derivatives

		Gain/(Loss)
Type of Derivative	Statement of	Year ended December 31
Contract	Income Classification	2022	2021	2020
Commodity	Sales and other operating revenues	$(651)	$(685)	$69
Commodity	Purchased crude oil and products	(226)	(64)	(36)
Commodity	Other income	10	(46)	7
		$(867)	$(795)	$40
The amount reclassified from “Accumulated other comprehensive losses” (AOCL) to “Sales and other operating revenues” from designated hedges was $80 in 2022, compared with an immaterial amount in the prior year. At December 31, 2022, before-tax deferred losses in AOCL related to outstanding crude oil price hedging contracts were $15, all of which is expected to be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.
The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at December 31, 2022 and 2021.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities

	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amounts
At December 31, 2022
Derivative Assets - not designated	$2,591	$2,407	$184	$5	$179
Derivative Assets - designated	$8	$8	$—	$—	$—
Derivative Liabilities - not designated	$2,450	$2,407	$43	$—	$43
Derivative Liabilities - designated	$23	$8	$15	$—	$15
At December 31, 2021
Derivative Assets - not designated	$1,684	$1,371	$313	$—	$313
Derivative Liabilities - not designated	$1,443	$1,371	$72	$—	$72

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Derivative assets and liabilities are classified on the Consolidated Balance Sheet as “Accounts and notes receivable”, “Long-term receivables”, “Accounts payable”, and “Deferred credits and other noncurrent obligations”. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for “a right of offset.”
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
Note 11
Assets Held for Sale
At December 31, 2022, the company classified $436 of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2022 were not material.
Note 12
Equity
Retained earnings at December 31, 2022 and 2021, included $33,570 and $28,876, respectively, for the company’s share of undistributed earnings of equity affiliates.
At December 31, 2022, about 104 million shares of Chevron’s common stock remained available for issuance from the 104 million shares that were reserved for issuance under the 2022 Chevron Long-Term Incentive Plan. In addition, 597,152 shares remain available for issuance from the 1,600,000 shares of the company’s common stock that were reserved for awards under the Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan.
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

	Year ended December 31
	2022	2021	2020
Basic EPS Calculation
Earnings available to common stockholders - Basic[1]	$35,465	$15,625	$(5,543)
Weighted-average number of common shares outstanding[2]	1,931	1,916	1,870
Add: Deferred awards held as stock units	—	—	—
Total weighted-average number of common shares outstanding	1,931	1,916	1,870
Earnings per share of common stock - Basic	$18.36	$8.15	$(2.96)
Diluted EPS Calculation
Earnings available to common stockholders - Diluted[1]	$35,465	$15,625	$(5,543)
Weighted-average number of common shares outstanding[2]	1,931	1,916	1,870
Add: Deferred awards held as stock units	—	—	—
Add: Dilutive effect of employee stock-based awards	9	4	—
Total weighted-average number of common shares outstanding	1,940	1,920	1,870
Earnings per share of common stock - Diluted	$18.28	$8.14	$(2.96)
[1] There was no effect of dividend equivalents paid on stock units or dilutive impact of employee stock-based awards on earnings.
[2] Millions of shares; 1 million shares of employee-based awards were not included in the 2020 diluted EPS calculation as the result would be anti-dilutive.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

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

	Year ended December 31
	2022	2021	2020
Upstream
United States	$12,621	$7,319	$(1,608)
International	17,663	8,499	(825)
Total Upstream	30,284	15,818	(2,433)
Downstream
United States	5,394	2,389	(571)
International	2,761	525	618
Total Downstream	8,155	2,914	47
Total Segment Earnings	38,439	18,732	(2,386)
All Other
Interest expense	(476)	(662)	(658)
Interest income	261	36	52
Other	(2,759)	(2,481)	(2,551)
Net Income (Loss) Attributable to Chevron Corporation	$35,465	$15,625	$(5,543)

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Segment Assets Segment assets do not include intercompany investments or receivables. Assets at year-end 2022 and 2021 are as follows:

	At December 31
	2022	2021
Upstream
United States	$44,246	$41,870
International	134,489	138,157
Goodwill	4,370	4,385
Total Upstream	183,105	184,412
Downstream
United States	31,676	26,376
International	21,193	18,848
Goodwill	352	—
Total Downstream	53,221	45,224
Total Segment Assets	236,326	229,636
All Other
United States	17,861	5,746
International	3,522	4,153
Total All Other	21,383	9,899
Total Assets – United States	93,783	73,992
Total Assets – International	159,204	161,158
Goodwill	4,722	4,385
Total Assets	$257,709	$239,535
Segment Sales and Other Operating Revenues Operating segment sales and other operating revenues, including internal transfers, for the years 2022, 2021 and 2020, are presented in the table on the next page. Products are transferred between operating segments at internal product values that approximate market prices.
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

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

	Year ended December 31[1]
	2022	2021	2020
Upstream
United States	$50,822	$29,219	$14,577
International	56,156	40,921	26,804
Subtotal	106,978	70,140	41,381
Intersegment Elimination — United States	(29,870)	(15,154)	(8,068)
Intersegment Elimination — International	(13,815)	(10,994)	(7,002)
Total Upstream	63,293	43,992	26,311
Downstream
United States	91,824	57,209	32,589
International	87,741	58,098	38,936
Subtotal	179,565	115,307	71,525
Intersegment Elimination — United States	(5,529)	(2,296)	(2,150)
Intersegment Elimination — International	(1,728)	(1,521)	(1,292)
Total Downstream	172,308	111,490	68,083
All Other
United States	515	506	744
International	3	2	15
Subtotal	518	508	759
Intersegment Elimination — United States	(400)	(382)	(667)
Intersegment Elimination — International	(2)	(2)	(15)
Total All Other	116	124	77
Sales and Other Operating Revenues
United States	143,161	86,934	47,910
International	143,900	99,021	65,755
Subtotal	287,061	185,955	113,665
Intersegment Elimination — United States	(35,799)	(17,832)	(10,885)
Intersegment Elimination — International	(15,545)	(12,517)	(8,309)
Total Sales and Other Operating Revenues	$235,717	$155,606	$94,471
1 Other than the United States, no other country accounted for 10 percent or more of the company’s Sales and Other Operating Revenues.
Segment Income Taxes Segment income tax expense for the years 2022, 2021 and 2020 is as follows:

	Year ended December 31
	2022	2021	2020
Upstream
United States	$3,678	$1,934	$(570)
International	9,055	4,192	(415)
Total Upstream	12,733	6,126	(985)
Downstream
United States	1,515	547	(192)
International	280	203	253
Total Downstream	1,795	750	61
All Other	(462)	(926)	(968)
Total Income Tax Expense (Benefit)	$14,066	$5,950	$(1,892)
Other Segment Information Additional information for the segmentation of major equity affiliates is contained in Note 15 Investments and Advances. Information related to properties, plant and equipment by segment is contained in Note 18 Properties, Plant and Equipment.

Notes to the Consolidated Financial Statements	Financial Table of Contents
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

Investments and Advances			Equity in Earnings
	At December 31		Year ended December 31
	2022	2021	2022	2021	2020
Upstream
Tengizchevroil	$26,534	$23,727	$4,386	$2,831	$1,238
Petropiar	—	—	—	—	(1,396)
Petroboscan	—	—	—	—	(1,112)
Caspian Pipeline Consortium	761	805	128	155	159
Angola LNG Limited	1,963	2,180	1,857	336	(166)
Other	1,938	1,859	255	187	137
Total Upstream	31,196	28,571	6,626	3,509	(1,140)
Downstream
Chevron Phillips Chemical Company LLC	6,843	6,455	867	1,842	630
GS Caltex Corporation	4,288	3,616	874	85	(185)
Other	2,288	1,725	224	220	223
Total Downstream	13,419	11,796	1,965	2,147	668
All Other
Other	(5)	(10)	(6)	1	—
Total equity method	$44,610	$40,357	$8,585	$5,657	$(472)
Other non-equity method investments	628	339
Total investments and advances	$45,238	$40,696
Total United States	$9,855	$8,540	$975	$1,889	$709
Total International	$35,383	$32,156	$7,610	$3,768	$(1,181)
Descriptions of major equity affiliates and non-equity investments, including significant differences between the company’s carrying value of its investments and its underlying equity in the net assets of the affiliates, are as follows:
Tengizchevroil Chevron has a 50 percent equity ownership interest in Tengizchevroil (TCO), which operates the Tengiz and Korolev crude oil fields in Kazakhstan. At December 31, 2022, the company’s carrying value of its investment in TCO was about $90 higher than the amount of underlying equity in TCO’s net assets. This difference results from Chevron acquiring a portion of its interest in TCO at a value greater than the underlying book value for that portion of TCO’s net assets. Included in the investment is a loan to TCO to fund the development of the FGP/WPMP with a principal balance of $4,500.
Petropiar Chevron has a 30 percent interest in Petropiar, a joint stock company which operates the heavy oil Huyapari Field and upgrading project in Venezuela’s Orinoco Belt. In 2020, the company fully impaired its investments in the Petropiar affiliate and, effective July 1, 2020, began accounting for this venture as a non-equity method investment.
Petroboscan Chevron has a 39.2 percent interest in Petroboscan, a joint stock company which operates the Boscan Field in Venezuela. In 2020, the company fully impaired its investments in the Petroboscan affiliate and, effective July 1, 2020, began accounting for this venture as a non-equity method investment. The company also has an outstanding long-term loan to Petroboscan of $560, which remains fully provisioned for at year-end 2022.
Caspian Pipeline Consortium Chevron has a 15 percent interest in the Caspian Pipeline Consortium, which provides the critical export route for crude oil from both TCO and Karachaganak.
Angola LNG Limited Chevron has a 36.4 percent interest in Angola LNG Limited, which processes and liquefies natural gas produced in Angola for delivery to international markets.
Chevron Phillips Chemical Company LLC Chevron owns 50 percent of Chevron Phillips Chemical Company LLC. Included in the investment balance is a loan with a principal balance of $59 to fund a portion of the Golden Triangle Polymers Project in Orange, Texas, in which Chevron Phillips Chemical Company LLC owns 51 percent.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

GS Caltex Corporation Chevron owns 50 percent of GS Caltex Corporation, a joint venture with GS Energy in South Korea. The joint venture imports, produces and markets petroleum products, petrochemicals and lubricants.
Other Information “Sales and other operating revenues” on the Consolidated Statement of Income includes $16,286, $10,796 and $6,038 with affiliated companies for 2022, 2021 and 2020, respectively. “Purchased crude oil and products” includes $10,171, $5,778 and $3,003 with affiliated companies for 2022, 2021 and 2020, respectively.
“Accounts and notes receivable” on the Consolidated Balance Sheet includes $907 and $1,454 due from affiliated companies at December 31, 2022 and 2021, respectively. “Accounts payable” includes $709 and $552 due to affiliated companies at December 31, 2022 and 2021, respectively.
The following table provides summarized financial information on a 100 percent basis for all equity affiliates as well as Chevron’s total share, which includes Chevron’s net loans to affiliates of $4,278, $4,704 and $5,153 at December 31, 2022, 2021 and 2020, respectively.

	Affiliates			Chevron Share
Year ended December 31	2022	2021	2020	2022	2021	2020
Total revenues	$100,184	$71,241	$49,093	$48,323	$34,359	$21,641
Income before income tax expense*	23,811	15,175	5,682	10,876	6,984	2,550
Net income attributable to affiliates	19,077	12,598	4,704	8,595	5,670	2,034
At December 31
Current assets	$26,632	$21,871	$17,087	$11,671	$9,267	$7,328
Noncurrent assets	101,557	100,235	97,468	46,428	44,360	43,247
Current liabilities	16,319	17,275	12,164	7,708	7,492	5,052
Noncurrent liabilities	22,943	24,219	25,586	5,980	5,982	5,884
Total affiliates’ net equity	$88,927	$80,612	$76,805	$44,411	$40,153	$39,639
* Chevron’s net income attributable to affiliates is recorded in the company’s before-tax consolidated earnings in accordance with U.S. Generally Accepted Accounting Principles. The total income tax expense recorded by the company’s equity affiliates in 2022 was $4,734, with Chevron’s share being $2,281.
Note 16
Litigation
Ecuador
In 2003, Chevron was sued in Ecuador for environmental harm allegedly caused by an oil consortium formerly operated by a Texaco subsidiary. The subsidiary previously had been released from environmental claims by Ecuador after it completed a three-year remediation program, which Ecuador certified. Nonetheless, in February 2011, the Ecuadorian trial court entered judgment against Chevron for approximately $9.5 billion, plus punitive damages. An appellate panel affirmed, and Ecuador’s National Court of Justice ratified the judgment but nullified the punitive damages. Ecuador’s highest Constitutional Court rejected Chevron’s final appeal in July 2018.
In 2011, Chevron sued the Ecuadorian plaintiffs and several of their lawyers and cohorts in the U.S. District Court for the Southern District of New York (SDNY) for violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act and state law. The SDNY ruled that the Ecuadorian judgment had been procured through fraud, bribery, and corruption, and prohibited the defendants from seeking to enforce the judgment in the United States or profiting from their illegal acts. The Second Circuit affirmed, and the U.S. Supreme Court denied certiorari in 2017. The Ecuadorian plaintiffs sought to have the Ecuadorian judgment recognized and enforced in Canada, Brazil, and Argentina, but all of those actions were dismissed in Chevron’s favor.
In 2009, Chevron filed an arbitration claim against Ecuador before an arbitral tribunal administered by the Permanent Court of Arbitration in The Hague, under the United States-Ecuador Bilateral Investment Treaty. In 2018, the Tribunal ruled that the Ecuadorian judgment was procured through fraud, bribery, and corruption, and was based on environmental claims that Ecuador had already settled and released. According to the Tribunal, the Ecuadorian judgment “violates international public policy” and “should not be recognized or enforced by the courts of other States.” The Tribunal ordered Ecuador to remove the judgment’s status of enforceability and to compensate Chevron for its injuries. The arbitration’s final phases, to determine the amount of compensation owed to Chevron and to allocate the arbitration’s costs, remain pending. In 2020, the District Court of The Hague denied Ecuador’s request to set aside the Tribunal’s award. Based on Ecuador’s admissions during the litigation, the Court stated that it now is “common ground” between Ecuador and Chevron that the Ecuadorian judgment is fraudulent. In June 2022, The Hague Court of Appeals dismissed Ecuador’s appeal. In September

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

2022, Ecuador appealed to the Dutch Supreme Court. In a separate proceeding before the Office of the United States Trade Representative, Ecuador also admitted in July 2020 that the Ecuadorian judgment is fraudulent.
Management continues to believe that the Ecuadorian judgment is illegitimate and unenforceable and will vigorously defend against any further attempts to have it recognized or enforced.
Climate Change
Governmental and other entities in various jurisdictions across the United States have filed legal proceedings against fossil fuel producing companies, including Chevron entities, purporting to seek legal and equitable relief to address alleged impacts of climate change. Chevron entities are or were among the codefendants in 23 separate lawsuits brought by 17 U.S. cities and counties, three U.S. states, the District of Columbia, a group of municipalities in Puerto Rico and a trade group. One of the city lawsuits was dismissed on the merits, and one of the county lawsuits was voluntarily dismissed by the plaintiff. The lawsuits assert various causes of action, including public nuisance, private nuisance, failure to warn, fraud, conspiracy to commit fraud, design defect, product defect, trespass, negligence, impairment of public trust, violations of consumer protection statutes, violations of a federal antitrust statute, and violations of the RICO Act, based upon, among other things, the company’s production of oil and gas products and alleged misrepresentations or omissions relating to climate change risks associated with those products. The unprecedented legal theories set forth in these proceedings entail the possibility of damages liability (both compensatory and punitive), injunctive and other forms of equitable relief, including without limitation abatement and disgorgement of profits, civil penalties and liability for fees and costs of suits, that, while we believe remote, could have a material adverse effect on the company’s results of operations and financial condition. Further such proceedings are likely to be filed by other parties. Management believes that these proceedings are legally and factually meritless and detract from constructive efforts to address the important policy issues presented by climate change, and will vigorously defend against such proceedings.
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
Note 17
Taxes

Income Taxes	Year ended December 31
	2022	2021	2020
Income tax expense (benefit)
U.S. federal
Current	$1,723	$174	$(182)
Deferred	2,240	1,004	(1,315)
State and local
Current	482	222	65
Deferred	39	202	(152)
Total United States	4,484	1,602	(1,584)
International
Current	9,738	4,854	1,833
Deferred	(156)	(506)	(2,141)
Total International	9,582	4,348	(308)
Total income tax expense (benefit)	$14,066	$5,950	$(1,892)
The reconciliation between the U.S. statutory federal income tax rate and the company’s effective income tax rate is detailed in the following table:

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

	2022	2021	2020
Income (loss) before income taxes
United States	$21,005	$9,674	$(5,700)
International	28,669	11,965	(1,753)
Total income (loss) before income taxes	49,674	21,639	(7,453)
Theoretical tax (at U.S. statutory rate of 21%)	10,432	4,544	(1,565)
Equity affiliate accounting effect	(1,678)	(890)	211
Effect of income taxes from international operations	5,041	2,692	(39)
State and local taxes on income, net of U.S. federal income tax benefit	508	216	(65)
Prior year tax adjustments, claims and settlements [1]	(90)	362	(236)
Tax credits	(6)	(173)	(33)
Other U.S. [1,2]	(141)	(801)	(165)
Total income tax expense (benefit)	$14,066	$5,950	$(1,892)

Effective income tax rate [3]	28.3%	27.5%	25.4%
1 Includes one-time tax costs (benefits) associated with changes in uncertain tax positions.
2 Includes one-time tax costs (benefits) associated with changes in valuation allowances (2022 - $(36); 2021 - $(624); 2020 - $0).
3 The company’s effective tax rate is reflective of equity income reported on an after-tax basis as part of the “Total Income (Loss) Before Income Tax Expense,” in accordance with U.S. Generally Accepted Accounting Principles. Chevron’s share of its equity affiliates’ total income tax expense in 2022 was $2,281.
The 2022 increase in income tax expense of $8,116 is a result of the year-over-year increase in total income before income tax expense, which is primarily due to higher upstream realizations and downstream margins. The company’s effective tax rate changed from 27.5 percent in 2021 to 28.3 percent in 2022. The change in effective tax rate is mainly due to mix effects resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
The company records its deferred taxes on a tax-jurisdiction basis. The reported deferred tax balances are composed of the following:

		At December 31
	2022	2021
Deferred tax liabilities
Properties, plant and equipment	$18,295	$17,169
Investments and other	4,492	4,105
Total deferred tax liabilities	22,787	21,274
Deferred tax assets
Foreign tax credits	(12,599)	(11,718)
Asset retirement obligations/environmental reserves	(4,518)	(4,553)
Employee benefits	(2,087)	(3,037)
Deferred credits	(446)	(996)
Tax loss carryforwards	(3,887)	(4,175)
Other accrued liabilities	(746)	(239)
Inventory	(219)	(289)
Operating leases	(1,134)	(1,255)
Miscellaneous	(4,057)	(3,657)
Total deferred tax assets	(29,693)	(29,919)
Deferred tax assets valuation allowance	19,532	17,651
Total deferred taxes, net	$12,626	$9,006
Deferred tax liabilities increased by $1,513 from year-end 2021, primarily driven by an increase to properties, plant and equipment. Deferred tax assets decreased by $226 from year-end 2021. This decrease was primarily related to decreases in employee benefits and tax loss carryforwards for various locations, partially offset by the increase in foreign tax credits.
The overall valuation allowance relates to deferred tax assets for U.S. foreign tax credit carryforwards, tax loss carryforwards and temporary differences. The valuation allowance reduces the deferred tax assets to amounts that are, in management’s assessment, more likely than not to be realized. At the end of 2022, the company had gross tax loss carryforwards of approximately $9,850 and tax credit carryforwards of approximately $440, primarily related to various international tax jurisdictions. Whereas some of these tax loss carryforwards do not have an expiration date, others expire at various times from 2023 through 2041. U.S. foreign tax credit carryforwards of $12,599 will expire between 2023 and 2033.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

At December 31, 2022 and 2021, deferred taxes were classified on the Consolidated Balance Sheet as follows:

	At December 31
	2022	2021
Deferred charges and other assets	$(4,505)	$(5,659)
Noncurrent deferred income taxes	17,131	14,665
Total deferred income taxes, net	$12,626	$9,006
Income taxes, including U.S. state and foreign withholding taxes, are not accrued for unremitted earnings of international operations that have been or are intended to be reinvested indefinitely. The indefinite reinvestment assertion continues to apply for the purpose of determining deferred tax liabilities for U.S. state and foreign withholding tax purposes.
Undistributed earnings of international consolidated subsidiaries and affiliates for which no deferred income tax provision has been made for possible future remittances totaled approximately $51,300 at December 31, 2022. This amount represents earnings reinvested as part of the company’s ongoing international business. It is not practicable to estimate the amount of state and foreign withholding taxes that might be payable on the possible remittance of earnings that are intended to be reinvested indefinitely. The company does not anticipate incurring significant additional taxes on remittances of earnings that are not indefinitely reinvested.
Uncertain Income Tax Positions The company recognizes a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is more likely than not (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” in the accounting standards for income taxes refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods.
The following table indicates the changes to the company’s unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020. The term “unrecognized tax benefits” in the accounting standards for income taxes refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. Interest and penalties are not included.

	2022	2021	2020
Balance at January 1	$5,288	$5,018	$4,987
Foreign currency effects	(2)	(1)	2
Additions based on tax positions taken in current year	30	194	253
Additions for tax positions taken in prior years	234	218	437
Reductions for tax positions taken in prior years	(117)	(36)	(216)
Settlements with taxing authorities in current year	(110)	(18)	(429)
Reductions as a result of a lapse of the applicable statute of limitations	—	(87)	(16)
Balance at December 31	$5,323	$5,288	$5,018
Approximately 80 percent of the $5,323 of unrecognized tax benefits at December 31, 2022, would have an impact on the effective tax rate if subsequently recognized. Certain of these unrecognized tax benefits relate to tax carryforwards that may require a full valuation allowance at the time of any such recognition.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of December 31, 2022. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States – 2016, Nigeria – 2007, Australia – 2009, Kazakhstan – 2012 and Saudi Arabia – 2016.
The company engages in ongoing discussions with tax authorities regarding the resolution of tax matters in the various jurisdictions. Both the outcome of these tax matters and the timing of resolution and/or closure of the tax audits are highly uncertain. Of the amount of unrecognized tax benefits the company has identified as of December 31, 2022, it is reasonably possible that developments on tax matters in certain tax jurisdictions may result in decreases of approximately 20 percent within the next 12 months. Given the number of years that still remain subject to examination and the number of matters being examined in the various tax jurisdictions, the company is unable to estimate the range of possible adjustments to the balance of unrecognized tax benefits beyond the next 12 months.
On the Consolidated Statement of Income, the company reports interest and penalties related to liabilities for uncertain tax positions as “Income Tax Expense (Benefit).” As of December 31, 2022, accrued expense of $112 for anticipated interest

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

and penalties was included on the Consolidated Balance Sheet, compared with accrued benefit of $(76) as of year-end 2021. Income tax expense (benefit) associated with interest and penalties was $152, $19 and $(124) in 2022, 2021 and 2020, respectively.

Taxes Other Than on Income
	Year ended December 31
	2022	2021	2020
United States
Import duties and other levies	$10	$7	$7
Property and other miscellaneous taxes	609	552	588
Payroll taxes	248	302	235
Taxes on production	989	628	317
Total United States	1,856	1,489	1,147
International
Import duties and other levies	63	49	39
Property and other miscellaneous taxes	1,789	2,174	1,461
Payroll taxes	122	113	117
Taxes on production	202	138	75
Total International	2,176	2,474	1,692
Total taxes other than on income	$4,032	$3,963	$2,839

Note 18
Properties, Plant and Equipment1

	At December 31						Year ended December 31
	Gross Investment at Cost			Net Investment			Additions at Cost[2]			Depreciation Expense[3]
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Upstream
United States	$96,590	$93,393	$96,555	$37,031	$36,027	$38,175	$6,461	$4,520	$13,067	$5,012	$5,675	$6,841
International	188,556	202,757	209,846	88,549	94,770	102,010	2,599	2,349	11,069	9,830	10,824	11,121
Total Upstream	285,146	296,150	306,401	125,580	130,797	140,185	9,060	6,869	24,136	14,842	16,499	17,962
Downstream
United States	29,802	26,888	26,499	12,827	10,766	11,101	2,742	543	638	913	833	851
International	8,281	8,134	7,993	3,226	3,300	3,395	246	234	573	311	296	283
Total Downstream	38,083	35,022	34,492	16,053	14,066	14,496	2,988	777	1,211	1,224	1,129	1,134
All Other
United States	4,402	4,729	4,195	1,931	2,078	1,916	230	143	194	247	290	403
International	154	144	144	27	20	21	12	7	5	6	7	9
Total All Other	4,556	4,873	4,339	1,958	2,098	1,937	242	150	199	253	297	412
Total United States	130,794	125,010	127,249	51,789	48,871	51,192	9,433	5,206	13,899	6,172	6,798	8,095
Total International	196,991	211,035	217,983	91,802	98,090	105,426	2,857	2,590	11,647	10,147	11,127	11,413
Total	$327,785	$336,045	$345,232	$143,591	$146,961	$156,618	$12,290	$7,796	$25,546	$16,319	$17,925	$19,508
1Other than the United States and Australia, no other country accounted for 10 percent or more of the company’s net properties, plant and equipment (PP&E) in 2022. Australia had PP&E of $44,012, $46,687 and $48,374 in 2022, 2021 and 2020, respectively. Gross Investment at Cost, Net Investment and Additions at Cost for 2020 each include $16,703 associated with the Noble acquisition.
2Net of dry hole expense related to prior years’ expenditures of $177, $35 and $709 in 2022, 2021 and 2020, respectively.
3Depreciation expense includes accretion expense of $560, $616 and $560 in 2022, 2021 and 2020, respectively, and impairments and write-offs of $950, $414 and $2,792 in 2022, 2021 and 2020, respectively.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Note 19
Short-Term Debt

	At December 31
	2022	2021
Commercial paper	$—	$—
Notes payable to banks and others with originating terms of one year or less	328	62
Current maturities of long-term debt[1]	2,699	4,946
Current maturities of long-term finance leases	45	48
Redeemable long-term obligations	2,942	2,959
Subtotal	6,014	8,015
Reclassified to long-term debt	(4,050)	(7,759)
Total short-term debt	$1,964	$256
[1] Inclusive of unamortized premiums of $5 at December 31, 2022 and $0 at December 31, 2021.
Redeemable long-term obligations consist primarily of tax-exempt variable-rate put bonds that are included as current liabilities because they become redeemable at the option of the bondholders during the year following the balance sheet date.
The company may periodically enter into interest rate swaps on a portion of its short-term debt. At December 31, 2022, the company had no interest rate swaps on short-term debt.
At December 31, 2022, the company had $8,495 in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities allow the company to convert any amounts outstanding into a term loan for a period of up to one year. This supports commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facility would be unsecured indebtedness at interest rates based on the Secured Overnight Financing Rate (SOFR), or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under this facility at December 31, 2022.
The company classified $4,050 and $7,759 of short-term debt as long-term at December 31, 2022 and 2021, respectively. Settlement of these obligations is not expected to require the use of working capital within one year, and the company has both the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Note 20
Long-Term Debt
Total long-term debt including finance lease liabilities at December 31, 2022, was $21,375. The company’s long-term debt outstanding at year-end 2022 and 2021 was as follows:

			At December 31
			2022	2021
	Weighted Average Interest Rate (%)[1]	Range of Interest Rates (%)[2]	Principal	Principal
Notes due 2023	1.282	0.426 - 7.250	$1,800	$4,800
Floating rate notes due 2023	3.384	3.121 - 3.821	800	800
Notes due 2024	3.291	2.895 - 3.900	1,650	1,650
Notes due 2025	1.724	0.687 - 3.326	4,000	4,000
Notes due 2026		2.954	2,250	2,250
Notes due 2027	2.379	1.018 - 8.000	2,000	2,000
Notes due 2028		3.850	600	600
Notes due 2029		3.250	500	500
Notes due 2030		2.236	1,500	1,500
Debentures due 2031		8.625	102	102
Debentures due 2032	8.416	8.000 - 8.625	183	183
Notes due 2040		2.978	293	293
Notes due 2041		6.000	397	397
Notes due 2043		5.250	330	330
Notes due 2044		5.050	222	222
Notes due 2047		4.950	187	187
Notes due 2049		4.200	237	237
Notes due 2050	2.763	2.343 - 3.078	1,750	1,750
Debentures due 2097		7.250	60	60
Bank loans due 2023	5.206	4.928 - 5.342	91	100
3.400% loan			—	211
Medium-term notes, maturing from 2023 to 2038	6.306	4.283 - 7.900	23	23
Notes due 2022			—	4,946
Total including debt due within one year			18,975	27,141
Debt due within one year			(2,694)	(4,946)
Fair market value adjustment for debt acquired in the Noble acquisition			664	741
Reclassified from short-term debt			4,050	7,759
Unamortized discounts and debt issuance costs			(23)	(31)
Finance lease liabilities[3]			403	449
Total long-term debt			$21,375	$31,113
[1] Weighted-average interest rate at December 31, 2022.
[2] Range of interest rates at December 31, 2022.
[3] For details on finance lease liabilities, see Note 5 Lease Commitments.
Chevron has an automatic shelf registration statement that expires in August 2023. This registration statement is for an unspecified amount of nonconvertible debt securities issued or guaranteed by Chevron Corporation or CUSA.
Long-term debt excluding finance lease liabilities with a principal balance of $18,975 matures as follows: 2023 – $2,694; 2024 – $1,650; 2025 – $4,000; 2026 – $2,250; 2027 – $2,000; and after 2027 – $6,381.
In addition to the $4.9 billion in long-term debt that matured in 2022, the company also early-redeemed $3.0 billion in notes at face value that were scheduled to mature in the second quarter of 2023.
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

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

The following table indicates the changes to the company’s suspended exploratory well costs for the three years ended December 31, 2022:

	2022	2021	2020
Beginning balance at January 1	$2,109	$2,512	$3,041
Additions to capitalized exploratory well costs pending the determination of proved reserves	72	56	28
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(481)	(425)	(102)
Capitalized exploratory well costs charged to expense	(73)	(34)	(667)
Other*	—	—	212
Ending balance at December 31	$1,627	$2,109	$2,512
* 2020 represents fair value of well costs acquired in the Noble acquisition.
The following table provides an aging of capitalized well costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling.

	At December 31
	2022	2021	2020
Exploratory well costs capitalized for a period of one year or less	$73	$65	$26
Exploratory well costs capitalized for a period greater than one year	1,554	2,044	2,486
Balance at December 31	$1,627	$2,109	$2,512
Number of projects with exploratory well costs that have been capitalized for a period greater than one year*	12	15	17
*Certain projects have multiple wells or fields or both.
Of the $1,554 of exploratory well costs capitalized for more than one year at December 31, 2022, $945 is related to seven projects that had drilling activities underway or firmly planned for the near future. The $609 balance is related to five projects in areas requiring a major capital expenditure before production could begin and for which additional drilling efforts were not underway or firmly planned for the near future. Additional drilling was not deemed necessary because the presence of hydrocarbons had already been established, and other activities were in process to enable a future decision on project development.
The projects for the $609 referenced above had the following activities associated with assessing the reserves and the projects’ economic viability: (a) $194 (three projects) – undergoing front-end engineering and design with final investment decision expected within four years; (b) $415 (two projects) – development alternatives under review. While progress was being made on all 12 projects, the decision on the recognition of proved reserves under SEC rules in some cases may not occur for several years because of the complexity, scale and negotiations associated with the projects. More than three-quarters of these decisions are expected to occur in the next five years.
The $1,554 of suspended well costs capitalized for a period greater than one year as of December 31, 2022, represents 71 exploratory wells in 12 projects. The tables below contain the aging of these costs on a well and project basis:

Aging based on drilling completion date of individual wells:	Amount	Number of wells
2000-2009	$263	14
2010-2014	1,121	49
2015-2021	170	8
Total	$1,554	71

Aging based on drilling completion date of last suspended well in project:	Amount	Number of projects
2008-2013	$428	5
2014-2018	1,083	6
2019-2022	43	1
Total	$1,554	12
Note 22
Stock Options and Other Share-Based Compensation
Compensation expense for stock options for 2022, 2021 and 2020 was $60 ($46 after tax), $60 ($47 after tax) and $94 ($74 after tax), respectively. In addition, compensation expense for stock appreciation rights, restricted stock, performance shares and restricted stock units was $1,013 ($770 after tax), $701 ($554 after tax) and $96 ($76 after tax) for 2022, 2021 and 2020, respectively. No significant stock-based compensation cost was capitalized at December 31, 2022, or December 31, 2021.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Cash received in payment for option exercises under all share-based payment arrangements for 2022, 2021 and 2020 was $5,835, $1,274 and $226, respectively. Actual tax benefits realized for the tax deductions from option exercises were $216, $(15) and $8 for 2022, 2021 and 2020, respectively.
Cash paid to settle performance shares, restricted stock units and stock appreciation rights was $556, $163 and $95 for 2022, 2021 and 2020, respectively.
On May 25, 2022, stockholders approved the Chevron 2022 Long-Term Incentive Plan (2022 LTIP). Awards under the 2022 LTIP may take the form of, but are not limited to, stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares and non-stock grants. From May 2022 through May 2032, no more than 104 million shares may be issued under the 2022 LTIP. For awards issued on or after May 25, 2022, no more than 48 million of those shares may be issued in the form of full value awards such as share-settled restricted stock, share-settled restricted stock units and other share-settled awards that do not require full payment in cash or property for shares underlying such awards by the award recipient. For the major types of awards issued before January 1, 2017, the contractual terms vary between three years for the performance shares and restricted stock units, and 10 years for the stock options and stock appreciation rights. For awards issued after January 1, 2017, contractual terms vary between three years for the performance shares and special restricted stock units, five years for standard restricted stock units and 10 years for the stock options and stock appreciation rights. Commencing for grants issued in January 2023 and after, standard restricted stock units vest ratably on an annual basis over a three-year period. Forfeitures of performance shares, restricted stock units, and stock appreciation rights are recognized as they occur. Forfeitures of stock options are estimated using historical forfeiture data dating back to 1990.
Noble Share-Based Plans (Noble Plans) When Chevron acquired Noble in October 2020, outstanding stock options granted under various Noble Plans were exchanged for Chevron options. These awards retained the same provisions as the original Noble Plans. Awards issued may be exercised for up to five years after termination of employment, depending upon the termination type, or the original expiration date, whichever is earlier. Other awards issued under the Noble Plans included restricted stock awards, restricted stock units, and performance shares, which retained the same provisions as the original Noble Plans. Upon termination of employment due to change-in-control, all unvested awards issued under the Noble Plans, including stock options, restricted stock awards, restricted stock units and performance shares vested on the termination date. If not exercised, awards will expire between 2023 and 2029.
Fair Value and Assumptions The fair market values of stock options and stock appreciation rights granted in 2022, 2021 and 2020 were measured on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31
	2022	2021	2020
Expected term in years[1]	6.9	6.8	6.6
Volatility[2]	31.3%	31.1%	20.8%
Risk-free interest rate based on zero coupon U.S. treasury note	1.79%	0.71%	1.50%
Dividend yield	5.0%	6.0%	4.0%
Weighted-average fair value per option granted	$23.56	$12.22	$13.00
1    Expected term is based on historical exercise and post-vesting cancellation data.
2    Volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.
A summary of option activity during 2022 is presented below:

	Shares (Thousands)	Weighted-Average Exercise Price	Averaged Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	77,399	$108.10
Granted	3,870	$132.69
Exercised	(55,275)	$105.56
Forfeited	(729)	$208.46
Outstanding at December 31, 2022	25,265	$114.61	6.62	$1,794
Exercisable at December 31, 2022	16,421	$117.20	5.18	$1,178
The total intrinsic value (i.e., the difference between the exercise price and the market price) of options exercised during 2022, 2021 and 2020 was $2,369, $152 and $92, respectively. During this period, the company continued its practice of issuing treasury shares upon exercise of these awards.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

As of December 31, 2022, there was $78 of total unrecognized before-tax compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.
At January 1, 2022, the number of LTIP performance shares outstanding was equivalent to 5,023,065 shares. During 2022, 1,552,624 performance shares were granted, 1,652,839 shares vested with cash proceeds distributed to recipients and 169,584 shares were forfeited. At December 31, 2022, there were 4,753,266 performance shares outstanding that are payable in cash. The fair value of the liability recorded for these instruments was $996 and was measured largely using the Monte Carlo simulation method.
At January 1, 2022, the number of restricted stock units outstanding was equivalent to 4,386,637 shares. During 2022, 989,715 restricted stock units were granted, 979,382 units vested with cash proceeds distributed to recipients and 109,144 units were forfeited. At December 31, 2022, there were 4,287,826 restricted stock units outstanding that are payable in cash. The fair value of the liability recorded for the vested portion of these instruments was $548, valued at the stock price as of December 31, 2022. In addition, outstanding stock appreciation rights that were granted under the LTIP totaled 686,573 equivalent shares as of December 31, 2022. The fair value of the liability recorded for the vested portion of these instruments was $50.
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

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

The funded status of the company’s pension and OPEB plans for 2022 and 2021 follows:

	Pension Benefits
	2022		2021		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	2022	2021
Change in Benefit Obligation
Benefit obligation at January 1	$12,966	$5,351	$15,166	$6,307	$2,489	$2,650
Service cost	432	83	450	123	43	43
Interest cost	318	137	235	137	60	53
Plan participants’ contributions	—	3	—	3	62	43
Plan amendments	40	38	—	—	18	—
Actuarial (gain) loss	(2,753)	(1,559)	(325)	(364)	(509)	(108)
Foreign currency exchange rate changes	—	(423)	—	(85)	(5)	(3)
Benefits paid	(1,290)	(276)	(2,560)	(746)	(220)	(189)
Divestitures/Acquisitions	—	—	—	—	—	—
Curtailment	—	—	—	(24)	—	—
Benefit obligation at December 31	9,713	3,354	12,966	5,351	1,938	2,489
Change in Plan Assets
Fair value of plan assets at January 1	9,919	4,950	9,930	5,363	—	—
Actual return on plan assets	(1,851)	(1,096)	997	166	—	—
Foreign currency exchange rate changes	—	(453)	—	(35)	—	—
Employer contributions	1,164	158	1,552	199	158	146
Plan participants’ contributions	—	3	—	3	62	43
Benefits paid	(1,290)	(276)	(2,560)	(746)	(220)	(189)
Fair value of plan assets at December 31	7,942	3,286	9,919	4,950	—	—
Funded status at December 31	$(1,771)	$(68)	$(3,047)	$(401)	$(1,938)	$(2,489)
Amounts recognized on the Consolidated Balance Sheet for the company’s pension and OPEB plans at December 31, 2022 and 2021, include:

	Pension Benefits
	2022		2021		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	2022	2021
Deferred charges and other assets	$26	$759	$36	$696	$—	$—
Accrued liabilities	(210)	(62)	(303)	(142)	(152)	(151)
Noncurrent employee benefit plans	(1,587)	(765)	(2,780)	(955)	(1,786)	(2,338)
Net amount recognized at December 31	$(1,771)	$(68)	$(3,047)	$(401)	$(1,938)	$(2,489)
For the year ended December 31, 2022, the decrease in benefit obligations was primarily due to actuarial gains caused by higher discount rates used to value the obligations and benefit payments paid to retirees in 2022. For the year ended December 31, 2021, the decrease in benefit obligations was primarily due to actuarial gains caused by higher discount rates used to value the obligations and large benefit payments paid to retirees in 2021.
Amounts recognized on a before-tax basis in “Accumulated other comprehensive loss” for the company’s pension and OPEB plans were $3,446 and $4,979 at the end of 2022 and 2021, respectively. These amounts consisted of:

	Pension Benefits
	2022		2021		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	2022	2021
Net actuarial loss	$3,147	$659	$4,007	$920	$(392)	$134
Prior service (credit) costs	40	107	2	75	(115)	(159)
Total recognized at December 31	$3,187	$766	$4,009	$995	$(507)	$(25)
The accumulated benefit obligations for all U.S. and international pension plans were $8,595 and $3,084, respectively, at December 31, 2022, and $11,337 and $4,976, respectively, at December 31, 2021.
Information for U.S. and international pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2022 and 2021, was:

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

	Pension Benefits
	2022		2021
	U.S.	Int’l.	U.S.	Int’l.
Projected benefit obligations	$1,322	$828	$1,957	$1,097
Accumulated benefit obligations	1,135	671	1,665	883
Fair value of plan assets	—	3	55	2
The components of net periodic benefit cost and amounts recognized in the Consolidated Statement of Comprehensive Income for 2022, 2021 and 2020 are shown in the table below:

	Pension Benefits
	2022		2021		2020		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.	2022	2021	2020
Net Periodic Benefit Cost
Service cost	$432	$83	$450	$123	$497	$130	$43	$43	$38
Interest cost	318	137	235	137	353	175	60	53	71
Expected return on plan assets	(624)	(176)	(596)	(171)	(650)	(209)	—	—	—
Amortization of prior service costs (credits)	2	6	2	8	2	10	(27)	(27)	(28)
Recognized actuarial losses	218	15	309	46	385	45	13	16	3
Settlement losses	363	(6)	672	7	620	37	—	—	—
Curtailment losses (gains)	—	(5)	—	(1)	92	2	—	—	(27)
Total net periodic benefit cost	709	54	1,072	149	1,299	190	89	85	57
Changes Recognized in Comprehensive Income
Net actuarial (gain) loss during period	(279)	(257)	(725)	(408)	1,584	230	(514)	(111)	190
Amortization of actuarial loss	(581)	(5)	(981)	(73)	(1,005)	(98)	(13)	(15)	(4)
Prior service (credits) costs during period	40	38	—	—	—	—	18	—	—
Amortization of prior service (costs) credits	(2)	(6)	(2)	(11)	(2)	(17)	27	27	42
Total changes recognized in other comprehensive income	(822)	(230)	(1,708)	(492)	577	115	(482)	(99)	228
Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(113)	$(176)	$(636)	$(343)	$1,876	$305	$(393)	$(14)	$285
Assumptions The following weighted-average assumptions were used to determine benefit obligations and net periodic benefit costs for years ended December 31:

	Pension Benefits
	2022		2021		2020			Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.	2022	2021	2020
Assumptions used to determine benefit obligations:
Discount rate	5.2%	5.8%	2.8%	2.8%	2.4%	2.4%	5.3%	2.9%	2.6%
Rate of compensation increase	4.5%	4.2%	4.5%	4.1%	4.5%	4.0%	N/A	N/A	N/A
Assumptions used to determine net periodic benefit cost:
Discount rate for service cost	3.6%	2.8%	3.0%	2.4%	3.3%	3.2%	3.1%	3.0%	3.5%
Discount rate for interest cost	2.8%	2.8%	1.9%	2.4%	2.6%	3.2%	2.4%	2.1%	3.0%
Expected return on plan assets	6.6%	3.9%	6.5%	3.5%	6.5%	4.5%	N/A	N/A	N/A
Rate of compensation increase	4.5%	4.1%	4.5%	4.0%	4.5%	4.0%	N/A	N/A	N/A
Expected Return on Plan Assets The company’s estimated long-term rates of return on pension assets are driven primarily by actual historical asset-class returns, an assessment of expected future performance, advice from external actuarial firms and the incorporation of specific asset-class risk factors. Asset allocations are periodically updated using pension plan asset/liability studies, and the company’s estimated long-term rates of return are consistent with these studies. For 2022, the company used an expected long-term rate of return of 6.6 percent for U.S. pension plan assets, which account for 67 percent of the company’s pension plan assets.
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

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Discount Rate The discount rate assumptions used to determine the U.S. and international pension and OPEB plan obligations and expense reflect the rate at which benefits could be effectively settled, and are equal to the equivalent single rate resulting from yield curve analysis. This analysis considered the projected benefit payments specific to the company’s plans and the yields on high-quality bonds. The projected cash flows were discounted to the valuation date using the yield curve for the main U.S. pension and OPEB plans. The effective discount rates derived from this analysis were 5.2 percent, 2.8 percent, and 2.4 percent for 2022, 2021, and 2020, respectively, for both the main U.S. pension and OPEB plans.
Other Benefit Assumptions For the measurement of accumulated postretirement benefit obligation at December 31, 2022, for the main U.S. OPEB plan, the assumed health care cost-trend rates start with 6.6 percent in 2023 and gradually decline to 4.5 percent for 2032 and beyond. For this measurement at December 31, 2021, the assumed health care cost-trend rates started with 6.2 percent in 2022 and gradually declined to 4.5 percent for 2031 and beyond.
Plan Assets and Investment Strategy
The fair value measurements of the company’s pension plans for 2022 and 2021 are as follows:

	U.S.					Int’l.
	Total	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV
At December 31, 2021
Equities
U.S.[1]	$1,677	$1,677	$—	$—	$—	$491	$491	$—	$—	$—
International	1,285	1,284	—	1	—	356	355	—	1	—
Collective Trusts/Mutual Funds[2]	2,541	32	—	—	2,509	134	6	—	—	128
Fixed Income
Government	215	—	215	—	—	229	135	94	—	—
Corporate	660	—	660	—	—	532	2	530	—	—
Bank Loans	137	—	136	1	—	—	—	—	—	—
Mortgage/Asset Backed	1	—	1	—	—	4	—	4	—	—
Collective Trusts/Mutual Funds[2]	1,907	13	—	—	1,894	2,388	1	—	—	2,387
Mixed Funds[3]	—	—	—	—	—	99	12	87	—	—
Real Estate[4]	1,172	—	—	—	1,172	312	—	—	42	270
Alternative Investments	—	—	—	—	—	—	—	—	—	—
Cash and Cash Equivalents	264	263	1	—	—	161	89	3	—	69
Other[5]	60	(1)	14	46	1	244	—	17	113	114
Total at December 31, 2021	$9,919	$3,268	$1,027	$48	$5,576	$4,950	$1,091	$735	$156	$2,968
At December 31, 2022
Equities
U.S.[1]	$1,358	$1,358	$—	$—	$—	$164	$164	$—	$—	$—
International	946	946	—	—	—	120	120	—	—	—
Collective Trusts/Mutual Funds[2]	1,695	4	—	—	1,691	87	6	—	—	81
Fixed Income
Government	110	—	110	—	—	185	127	58	—	—
Corporate	680	—	680	—	—	343	15	328	—	—
Bank Loans	45	—	45	—	—	—	—	—	—	—
Mortgage/Asset Backed	1	—	1	—	—	4	—	4	—	—
Collective Trusts/Mutual Funds[2]	1,616	—	—	—	1,616	1,750	—	—	—	1,750
Mixed Funds[3]	—	—	—	—	—	87	14	73	—	—
Real Estate[4]	1,184	—	—	—	1,184	198	—	—	38	160
Alternative Investments	—	—	—	—	—	—	—	—	—	—
Cash and Cash Equivalents	200	25	—	—	175	80	69	2	—	9
Other[5]	107	37	15	54	1	268	—	18	85	165
Total at December 31, 2022	$7,942	$2,370	$851	$54	$4,667	$3,286	$515	$483	$123	$2,165
1U.S. equities include investments in the company’s common stock in the amount of $0 at December 31, 2022, and $0 at December 31, 2021.
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

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

The effects of fair value measurements using significant unobservable inputs on changes in Level 3 plan assets are outlined below:

	Equity	Fixed Income
	International	Corporate	Bank Loans	Real Estate	Other	Total
Total at December 31, 2020	$1	$—	$2	$45	$45	$93
Actual Return on Plan Assets:
Assets held at the reporting date	—	—	—	—	4	4
Assets sold during the period	—	—	—	(3)	—	(3)
Purchases, Sales and Settlements	—	—	(2)	—	4	2
Transfers in and/or out of Level 3	—	—	—	—	108	108
Total at December 31, 2021	$1	$—	$—	$42	$161	$204
Actual Return on Plan Assets:
Assets held at the reporting date	(1)	—	—	—	(18)	(19)
Assets sold during the period	—	—	—	(4)	—	(4)
Purchases, Sales and Settlements	—	—	—	—	(4)	(4)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Total at December 31, 2022	$—	$—	$—	$38	$139	$177
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
For the primary U.S. pension plan, the company’s Investment Committee has established the following approved asset allocation ranges: Equities 35–65 percent, Fixed Income 25–45 percent, Real Estate 5–25 percent, Alternative Investments 0–5 percent and Cash 0–15 percent. For the U.K. pension plan, the U.K. Board of Trustees has established the following asset allocation guidelines: Equities 5–15 percent, Fixed Income 35–45 percent, Real Estate 5–15 percent, and Cash 0–5 percent. The other significant international pension plans also have established maximum and minimum asset allocation ranges that vary by plan. Actual asset allocation within approved ranges is based on a variety of factors, including market conditions and illiquidity constraints. To mitigate concentration and other risks, assets are invested across multiple asset classes with active investment managers and passive index funds.
The company does not prefund its OPEB obligations.
Cash Contributions and Benefit Payments In 2022, the company contributed $1,164 and $158 to its U.S. and international pension plans, respectively. In 2023, the company expects contributions to be approximately $1,000 to its U.S. plans and $100 to its international pension plans. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments, tax law changes and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
The company anticipates paying OPEB benefits of approximately $150 in 2023; $158 was paid in 2022.
The following benefit payments, which include estimated future service, are expected to be paid by the company in the next 10 years:

	Pension Benefits		Other
	U.S.	Int’l.	Benefits
2023	$903	$203	$152
2024	846	206	150
2025	854	214	148
2026	850	227	146
2027	840	236	145
2028-2031	4,066	1,306	708
Employee Savings Investment Plan Eligible employees of Chevron and certain of its subsidiaries participate in the Chevron Employee Savings Investment Plan (ESIP). Compensation expense for the ESIP totaled $283, $252 and $281 in 2022, 2021 and 2020, respectively.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Benefit Plan Trusts Prior to its acquisition by Chevron, Texaco established a benefit plan trust for funding obligations under some of its benefit plans. At year-end 2022, the trust contained 14.2 million shares of Chevron treasury stock. The trust will sell the shares or use the dividends from the shares to pay benefits only to the extent that the company does not pay such benefits. The company intends to continue to pay its obligations under the benefit plans. The trustee will vote the shares held in the trust as instructed by the trust’s beneficiaries. The shares held in the trust are not considered outstanding for earnings-per-share purposes until distributed or sold by the trust in payment of benefit obligations.
Prior to its acquisition by Chevron, Unocal established various grantor trusts to fund obligations under some of its benefit plans, including the deferred compensation and supplemental retirement plans. At December 31, 2022 and 2021, trust assets of $35 and $36, respectively, were invested primarily in interest-earning accounts.
Employee Incentive Plans The Chevron Incentive Plan is an annual cash bonus plan for eligible employees that links awards to corporate, business unit and individual performance in the prior year. Charges to expense for cash bonuses were $1,169, $1,165 and $462 in 2022, 2021 and 2020, respectively. Chevron also has the LTIP for officers and other regular salaried employees of the company and its subsidiaries who hold positions of significant responsibility. Awards under the LTIP consist of stock options and other share-based compensation that are described in Note 22 Stock Options and Other Share-Based Compensation.
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
Guarantees The company has one guarantee to an equity affiliate totaling $175. This guarantee is associated with certain payments under a terminal use agreement entered into by an equity affiliate. Over the approximate 5-year remaining term of this guarantee, the maximum guarantee amount will be reduced as certain fees are paid by the affiliate. There are numerous cross-indemnity agreements with the affiliate and the other partners to permit recovery of amounts paid under the guarantee. Chevron has recorded no liability for this guarantee.
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
Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements The company and its subsidiaries have certain contingent liabilities with respect to long-term unconditional purchase obligations and commitments, including throughput and take-or-pay agreements, some of which may relate to suppliers’ financing arrangements. The agreements typically provide goods and services, such as pipeline and storage capacity, utilities, and petroleum products, to be used or sold in the ordinary course of the company’s business. The aggregate amounts of required payments under throughput and take-or-pay agreements are: 2023 – $897; 2024 – $959; 2025 – $941; 2026 – $1,002; 2027 – $1,053 ; after 2027 – $6,489. The aggregate amount of required payments for other unconditional purchase obligations are: 2023 – $349; 2024 – $425; 2025 – $322; 2026 – $358; 2027 – $311; after 2027 – $1,233. A portion of these commitments may ultimately be shared with project partners. Total payments under the agreements were $1,866 in 2022, $861 in 2021 and $514 in 2020.
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

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

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
Chevron’s environmental reserve as of December 31, 2022, was $868. Included in this balance was $218 related to remediation activities at approximately 143 sites for which the company had been identified as a potentially responsible party under the provisions of the U.S. federal Superfund law or analogous state laws which provide for joint and several liability for all responsible parties. Any future actions by regulatory agencies to require Chevron to assume other potentially responsible parties’ costs at designated hazardous waste sites are not expected to have a material effect on the company’s results of operations, consolidated financial position or liquidity.
Of the remaining year-end 2022 environmental reserves balance of $650, $384 is related to the company’s U.S. downstream operations, $44 to its international downstream operations, and $222 to its upstream operations. Liabilities at all sites were primarily associated with the company’s plans and activities to remediate soil or groundwater contamination or both.
The company manages environmental liabilities under specific sets of regulatory requirements, which in the United States include the Resource Conservation and Recovery Act and various state and local regulations. No single remediation site at year-end 2022 had a recorded liability that was material to the company’s results of operations, consolidated financial position or liquidity.
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

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

The following table indicates the changes to the company’s before-tax asset retirement obligations in 2022, 2021 and 2020:

	2022	2021	2020
Balance at January 1	$12,808	$13,616	$12,832
Liabilities assumed in the Noble acquisition	—	—	630
Liabilities incurred	9	31	10
Liabilities settled	(1,281)	(1,887)	(1,661)
Accretion expense	560	616	560
Revisions in estimated cash flows	605	432	1,245
Balance at December 31	$12,701	$12,808	$13,616
In the table above, the amount associated with “Revisions in estimated cash flows” in 2021 primarily reflects increased cost estimates and scope changes to decommission wells, equipment and facilities. The long-term portion of the $12,701 balance at the end of 2022 was $11,419.
Note 26
Revenue
Revenue from contracts with customers is presented in “Sales and other operating revenues” along with some activity that is accounted for outside the scope of Accounting Standard Codification (ASC) 606, which is not material to this line, on the Consolidated Statement of Income. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell arrangements) are combined and recorded on a net basis and reported in “Purchased crude oil and products” on the Consolidated Statement of Income. Refer to Note 14 Operating Segments and Geographic Data for additional information on the company’s segmentation of revenue.
Receivables related to revenue from contracts with customers are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the allowance for doubtful accounts. The net balance of these receivables was $14,219 and $12,877 at December 31, 2022 and 2021, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of ASC 606.
Contract assets and related costs are reflected in “Prepaid expenses and other current assets” and contract liabilities are reflected in “Accrued liabilities” and “Deferred credits and other noncurrent obligations” on the Consolidated Balance Sheet. Amounts for these items are not material to the company’s financial position.
Note 27
Other Financial Information
Earnings in 2022 included after-tax gains of approximately $390 relating to the sale of certain properties. Of this amount, approximately $90 and $300 related to downstream and upstream, respectively. Earnings in 2021 included after-tax gains of approximately $785 relating to the sale of certain properties, of which approximately $30 and $755 related to downstream and upstream assets, respectively. Earnings in 2020 included after-tax gains of approximately $765 relating to the sale of certain properties, of which approximately $30 and $735 related to downstream and upstream assets, respectively.
Earnings in 2022 included after-tax charges of approximately $1,075 for impairments and other asset write-offs and $600 for an early contract termination in upstream, and $271 for pension settlement costs. Earnings in 2021 included after-tax charges of approximately $519 for pension settlement costs, $260 for early retirement of debt, $120 relating to upstream remediation and $110 relating to downstream legal reserves. Earnings in 2020 included after-tax charges of approximately $4,800 for impairments and other asset write-offs related to upstream.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Other financial information is as follows:
	Year ended December 31
	2022	2021	2020
Total financing interest and debt costs	$630	$775	$735
Less: Capitalized interest	114	63	38
Interest and debt expense	$516	$712	$697
Research and development expenses	$268	$268	$435
Excess of replacement cost over the carrying value of inventories (LIFO method)	$9,061	$5,588	$2,749
LIFO profits (losses) on inventory drawdowns included in earnings	$122	$35	$(147)
Foreign currency effects*	$669	$306	$(645)
* Includes $253, $180 and $(152) in 2022, 2021 and 2020, respectively, for the company’s share of equity affiliates’ foreign currency effects.
The company has $4,722 in goodwill on the Consolidated Balance Sheet, of which $4,370 is in the upstream segment primarily related to the 2005 acquisition of Unocal and $352 is in the downstream segment. The company tested this goodwill for impairment during 2022, and no impairment was required.
Note 28
Financial Instruments - Credit Losses
Chevron’s expected credit loss allowance balance was $1.0 billion as of December 31, 2022 and $745 million as of December 31, 2021, with a majority of the allowance relating to non-trade receivable balances.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $18.2 billion as of December 31, 2022, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring prepayments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days.
Chevron’s non-trade receivable balance was $4.3 billion as of December 31, 2022, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid as per contract terms or not yet due are subject to the statistical analysis described above while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk. Loans to equity affiliates and non-equity investees are also considered non-trade and associated allowances of $560 million are included within “Investments and Advances” on the Consolidated Balance Sheet at both December 31, 2022 and December 31, 2021.
Note 29
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

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

acquisition was valued based on observable market prices for REG’s debt. As a result of measuring the assets acquired and the liabilities assumed at fair value, the company recognized $293 million of goodwill.
The following table summarizes the values assigned to assets acquired and liabilities assumed:

At June 13, 2022
(Millions of dollars)
Current assets	$1,584
Properties, plant and equipment	1,778
Deferred tax	92
Other assets	374
Total assets acquired	3,828
Current liabilities	301
Long-term debt and finance leases	590
Other liabilities	75
Total liabilities assumed	966
Net assets acquired	$2,862
Goodwill	293
Purchase Price	$3,155
Pro forma financial information is not disclosed as the acquisition was deemed not to have a material impact on the company’s results of operations.

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

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
Table I - Costs Incurred in Exploration, Property Acquisitions and Development1

	Consolidated Companies							Affiliated Companies
		Other
Millions of dollars	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other
Year Ended December 31, 2022
Exploration
Wells	$239	$84	$78	$34	$4	$—	$439	$—	$—
Geological and geophysical	98	28	110	—	1	—	237	—	—
Other	53	72	75	30	27	2	259	—	—
Total exploration	390	184	263	64	32	2	935	—	—
Property acquisitions[2]
Proved - Other	18	—	63	13	—	—	94	—	—
Unproved - Other	104	78	73	—	—	—	255	—	—
Total property acquisitions	122	78	136	13	—	—	349	—	—
Development[3]	6,221	863	21	649	719	35	8,508	2,429	34
Total Costs Incurred[4]	$6,733	$1,125	$420	$726	$751	$37	$9,792	$2,429	$34
Year Ended December 31, 2021
Exploration
Wells	$184	$31	$5	$36	$—	$—	$256	$—	$—
Geological and geophysical	67	58	40	—	22	—	187	—	—
Other	80	80	39	14	25	1	239	—	—
Total exploration	331	169	84	50	47	1	682	—	—
Property acquisitions[2]
Proved - Other	98	—	15	53	—	—	166	—	—
Unproved - Other	13	16	—	—	—	—	29	—	—
Total property acquisitions	111	16	15	53	—	—	195	—	—
Development[3]	4,360	640	383	545	526	44	6,498	2,442	27
Total Costs Incurred[4]	$4,802	$825	$482	$648	$573	$45	$7,375	$2,442	$27
Year Ended December 31, 2020
Exploration
Wells	$190	$181	$1	$8	$1	$—	$381	$—	$—
Geological and geophysical	83	29	58	3	12	—	185	—	—
Other	125	77	42	22	39	2	307	—	—
Total exploration	398	287	101	33	52	2	873	—	—
Property acquisitions[2]
Proved - Noble	3,463	—	438	7,945	—	—	11,846	—	—
Proved - Other	23	—	2	56	—	—	81	—	—
Unproved - Noble	2,845	2	113	129	—	—	3,089	—	—
Unproved - Other	35	—	10	—	—	—	45	—	—
Total property acquisitions	6,366	2	563	8,130	—	—	15,061	—	—
Development[3]	4,622	740	386	1,034	753	37	7,572	2,998	81
Total Costs Incurred[4]	$11,386	$1,029	$1,050	$9,197	$805	$39	$23,506	$2,998	$81

1
Includes costs incurred whether capitalized or expensed. Excludes general support equipment expenditures. Includes capitalized amounts related to asset retirement obligations. See Note 25 Asset Retirement Obligations.

2	Includes wells, equipment and facilities associated with proved reserves. Does not include properties acquired in nonmonetary transactions.
3	Includes $186, $298 and $897 of costs incurred on major capital projects prior to assignment of proved reserves for consolidated companies in 2022, 2021, and 2020, respectively.
4	Reconciliation of consolidated companies total cost incurred to Upstream Capex - $ billions:
		2022	2021	2020
	Total cost incurred by Consolidated Companies	$9.8	$7.4	$23.5
	Noble acquisition	—	—	(14.9)
	Expensed exploration costs	(0.5)	(0.4)	(0.5)	(Geological and geophysical and other exploration costs)
	Non-oil and gas activities	0.6	0.2	—	(Primarily LNG and transportation activities)
	ARO reduction/(build)	(0.3)	(0.4)	(0.8)
	Upstream Capex	$9.6	$6.8	$7.5	Reference page 46 Upstream Capex

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

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

Table II - Capitalized Costs Related to Oil and Gas Producing Activities
	Consolidated Companies							Affiliated Companies
		Other
Millions of dollars	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other
At December 31, 2022
Unproved properties	$2,541	$2,176	$265	$970	$1,987	$—	$7,939	$108	$—
Proved properties and related producing assets	83,525	22,867	46,950	31,179	22,926	2,186	209,633	15,793	1,552
Support equipment	2,146	194	1,543	696	19,107	—	23,686	646	—
Deferred exploratory wells	43	56	116	40	1,119	74	1,448	—	—
Other uncompleted projects	8,213	610	1,095	914	1,869	30	12,731	20,590	54
Gross Capitalized Costs	96,468	25,903	49,969	33,799	47,008	2,290	255,437	37,137	1,606
Unproved properties valuation	178	1,589	146	969	110	—	2,992	74	—
Proved producing properties – Depreciation and depletion	58,253	12,974	38,543	19,051	10,689	720	140,230	9,441	654
Support equipment depreciation	1,302	155	1,166	500	4,644	—	7,767	424	—
Accumulated provisions	59,733	14,718	39,855	20,520	15,443	720	150,989	9,939	654
Net Capitalized Costs	$36,735	$11,185	$10,114	$13,279	$31,565	$1,570	$104,448	$27,198	$952
At December 31, 2021
Unproved properties	$3,302	$2,382	$191	$982	$1,987	$—	$8,844	$108	$—
Proved properties and related producing assets	80,821	22,031	47,030	46,379	22,235	2,156	220,652	14,635	1,558
Support equipment	2,134	198	1,096	906	18,918	—	23,252	582	—
Deferred exploratory wells	328	121	196	246	1,144	74	2,109	—	—
Other uncompleted projects	6,581	431	1,096	903	1,586	24	10,621	19,382	31
Gross Capitalized Costs	93,166	25,163	49,609	49,416	45,870	2,254	265,478	34,707	1,589
Unproved properties valuation	289	1,536	131	855	110	—	2,921	70	—
Proved producing properties – Depreciation and depletion	55,064	11,745	37,657	33,300	8,920	602	147,288	8,461	514
Support equipment depreciation	1,681	155	778	623	3,724	—	6,961	362	—
Accumulated provisions	57,034	13,436	38,566	34,778	12,754	602	157,170	8,893	514
Net Capitalized Costs	$36,132	$11,727	$11,043	$14,638	$33,116	$1,652	$108,308	$25,814	$1,075
At December 31, 2020
Unproved properties	$3,519	$2,438	$188	$984	$1,987	$—	$9,116	$108	$—
Proved properties and related producing assets	81,573	24,108	46,637	58,086	22,321	2,117	234,842	11,326	1,548
Support equipment	1,882	197	1,087	2,042	18,898	—	24,106	2,023	—
Deferred exploratory wells	411	142	202	505	1,144	108	2,512	—	—
Other uncompleted projects	5,549	582	1,030	803	1,157	20	9,141	18,806	23
Gross Capitalized Costs	92,934	27,467	49,144	62,420	45,507	2,245	279,717	32,263	1,571
Unproved properties valuation	179	1,471	126	856	110	—	2,742	67	—
Proved producing properties – Depreciation and depletion	55,839	13,141	35,899	42,354	7,541	498	155,272	6,746	493
Support equipment depreciation	1,002	159	742	1,644	2,965	—	6,512	1,169	—
Accumulated provisions	57,020	14,771	36,767	44,854	10,616	498	164,526	7,982	493
Net Capitalized Costs	$35,914	$12,696	$12,377	$17,566	$34,891	$1,747	$115,191	$24,281	$1,078

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

Table III - Results of Operations for Oil and Gas Producing Activities1
The company’s results of operations from oil and gas producing activities for the years 2022, 2021 and 2020 are shown in the following table. Net income (loss) from exploration and production activities as reported on page 76 reflects income taxes computed on an effective rate basis.
Income taxes in Table III are based on statutory tax rates, reflecting allowable deductions and tax credits. Interest income and expense are excluded from the results reported in Table III and from the upstream net income amounts on page 76.

	Consolidated Companies							Affiliated Companies
		Other
Millions of dollars	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other
Year Ended December 31, 2022
Revenues from net production
Sales	$9,656	$1,172	$2,192	$3,963	$7,302	$564	$24,849	$8,304	$2,080
Transfers	18,494	3,801	6,829	2,477	7,535	—	39,136	—	—
Total	28,150	4,973	9,021	6,440	14,837	564	63,985	8,304	2,080
Production expenses excluding taxes	(4,752)	(1,071)	(1,515)	(1,316)	(614)	(60)	(9,328)	(485)	(47)
Taxes other than on income	(1,286)	(85)	(170)	(52)	(352)	(4)	(1,949)	(933)	—
Proved producing properties:
Depreciation and depletion	(4,612)	(1,223)	(1,943)	(1,765)	(2,520)	(117)	(12,180)	(964)	(164)
Accretion expense[2]	(167)	(22)	(147)	(87)	(77)	(11)	(511)	(6)	(3)
Exploration expenses	(402)	(169)	(243)	(92)	(52)	(2)	(960)	—	—
Unproved properties valuation	(38)	(250)	(15)	(124)	—	—	(427)	—	—
Other income (expense)[3]	92	21	300	180	51	105	749	195	(27)
Results before income taxes	16,985	2,174	5,288	3,184	11,273	475	39,379	6,111	1,839
Income tax (expense) benefit	(3,736)	(670)	(3,114)	(1,742)	(3,185)	(193)	(12,640)	(1,835)	12
Results of Producing Operations	$13,249	$1,504	$2,174	$1,442	$8,088	$282	$26,739	$4,276	$1,851
Year Ended December 31, 2021
Revenues from net production
Sales	$6,708	$888	$1,283	$5,127	$3,725	$371	$18,102	$5,564	$868
Transfers	12,653	3,029	5,232	3,019	3,858	—	27,791	—	—
Total	19,361	3,917	6,515	8,146	7,583	371	45,893	5,564	868
Production expenses excluding taxes	(4,325)	(974)	(1,414)	(2,156)	(548)	(67)	(9,484)	(487)	(20)
Taxes other than on income	(928)	(73)	(88)	(15)	(260)	(4)	(1,368)	(359)	—
Proved producing properties:
Depreciation and depletion	(5,184)	(1,470)	(1,797)	(3,324)	(2,409)	(105)	(14,289)	(947)	(215)
Accretion expense[2]	(197)	(22)	(144)	(113)	(75)	(13)	(564)	(7)	(3)
Exploration expenses	(221)	(132)	(83)	(20)	(47)	(35)	(538)	—	—
Unproved properties valuation	(43)	(95)	(5)	—	—	—	(143)	—	—
Other income (expense)[3]	990	(33)	(72)	(124)	26	2	789	98	(332)
Results before income taxes	9,453	1,118	2,912	2,394	4,270	149	20,296	3,862	298
Income tax (expense) benefit	(2,108)	(318)	(1,239)	(1,326)	(1,314)	(38)	(6,343)	(1,161)	29
Results of Producing Operations	$7,345	$800	$1,673	$1,068	$2,956	$111	$13,953	$2,701	$327
1The value of owned production consumed in operations as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost. This has no effect on the results of producing operations.
2Represents accretion of ARO liability. Refer to Note 25 Asset Retirement Obligations.
3Includes foreign currency gains and losses, gains and losses on property dispositions and other miscellaneous income and expenses.

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

Table III - Results of Operations for Oil and Gas Producing Activities1, continued

	Consolidated Companies							Affiliated Companies
		Other
Millions of dollars	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other
Year Ended December 31, 2020
Revenues from net production
Sales	$1,665	$505	$473	$5,629	$3,010	$149	$11,431	$3,088	$288
Transfers	7,711	1,683	3,378	1,092	1,830	—	15,694	—	—
Total	9,376	2,188	3,851	6,721	4,840	149	27,125	3,088	288
Production expenses excluding taxes	(3,933)	(981)	(1,485)	(2,408)	(589)	(64)	(9,460)	(419)	(98)
Taxes other than on income	(597)	(62)	(77)	(11)	(121)	(2)	(870)	(190)	(30)
Proved producing properties:
Depreciation and depletion	(6,482)	(1,221)	(2,323)	(3,466)	(2,192)	(92)	(15,776)	(879)	(146)
Accretion expense[2]	(165)	(22)	(136)	(120)	(62)	(10)	(515)	(9)	(6)
Exploration expenses	(457)	(314)	(431)	(67)	(231)	(15)	(1,515)	—	1
Unproved properties valuation	(58)	(215)	(6)	(8)	(1)	—	(288)	—	—
Other income (expense)[3]	51	(8)	(11)	1,053	(2)	(9)	1,074	(29)	(2,103)
Results before income taxes	(2,265)	(635)	(618)	1,694	1,642	(43)	(225)	1,562	(2,094)
Income tax (expense) benefit	558	(5)	888	(353)	(558)	12	542	(471)	161
Results of Producing Operations	$(1,707)	$(640)	$270	$1,341	$1,084	$(31)	$317	$1,091	$(1,933)
1The value of owned production consumed in operations as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost. This has no effect on the results of producing operations.
2Represents accretion of ARO liability. Refer to Note 25 Asset Retirement Obligations.
3Includes foreign currency gains and losses, gains and losses on property dispositions and other miscellaneous income and expenses.
Table IV - Results of Operations for Oil and Gas Producing Activities - Unit Prices and Costs1

	Consolidated Companies							Affiliated Companies
		Other
	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other
Year Ended December 31, 2022
Average sales prices
Crude, per barrel	$91.88	$90.04	$100.82	$85.64	$98.00	$102.00	$92.92	$85.71	$—
Natural gas liquids, per barrel	33.76	34.33	35.43	—	—	—	34.31	20.83	65.33
Natural gas, per thousand cubic feet	5.53	5.15	9.00	4.02	15.34	27.00	8.85	0.95	29.44
Average production costs, per barrel[2]	11.10	17.00	14.43	8.49	3.79	12.00	10.16	3.85	3.36
Year Ended December 31, 2021
Average sales prices
Crude, per barrel	$65.16	$62.84	$72.38	$63.71	$71.40	$69.20	$66.14	$58.31	$—
Natural gas liquids, per barrel	28.54	26.33	39.40	—	30.00	—	29.10	27.13	66.00
Natural gas, per thousand cubic feet	3.02	3.39	2.66	4.10	8.22	12.50	5.08	0.47	9.71
Average production costs, per barrel[2]	10.45	13.91	12.40	10.52	3.65	13.40	9.90	4.09	1.25
Year Ended December 31, 2020
Average sales prices[3]
Crude, per barrel	$36.28	$35.80	$38.89	$39.77	$37.82	$34.20	$37.41	$25.39	$25.22
Natural gas liquids, per barrel	9.97	11.79	20.51	—	40.97	—	11.11	10.58	22.52
Natural gas, per thousand cubic feet	0.96	2.20	1.61	4.30	5.42	1.07	3.68	0.54	0.61
Average production costs, per barrel[2]	10.01	14.27	13.19	11.24	4.02	13.23	10.07	3.17	3.91
1The value of owned production consumed in operations as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost. This has no effect on the results of producing operations.
2Natural gas converted to oil-equivalent gas (OEG) barrels at a rate of 6 MCF = 1 OEG barrel.
32020 unit prices have been conformed to current presentation. Crude and NGL realizations were previously combined and disclosed as liquids.

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

Table V Proved Reserve Quantity Information*
Summary of Net Oil and Gas Reserves

	2022				2021				2020
Liquids in Millions of Barrels
Natural Gas in Billions of Cubic Feet	Crude Oil Condensate	SyntheticOil	NGL	Natural Gas	Crude Oil Condensate	SyntheticOil	NGL	Natural Gas	Crude Oil Condensate	SyntheticOil	NGL	Natural Gas
Proved Developed
Consolidated Companies
U.S.	1,198	—	450	3,288	1,177	—	421	3,136	1,157	—	346	2,503
Other Americas	174	574	7	305	181	471	7	259	168	597	6	222
Africa	392	—	72	1,734	428	—	77	1,884	497	—	68	1,629
Asia	235	—	—	6,578	270	—	—	7,007	358	—	—	7,864
Australia	99	—	3	7,898	102	—	3	8,057	115	—	4	8,951
Europe	26	—	—	9	24	—	—	8	23	—	—	8
Total Consolidated	2,124	574	532	19,812	2,182	471	508	20,351	2,318	597	424	21,177
Affiliated Companies
TCO	515	—	52	895	555	—	52	1,059	565	—	53	1,057
Other	3	—	13	349	3	—	13	310	2	—	12	322
Total Consolidated and Affiliated Companies	2,642	574	597	21,056	2,740	471	573	21,720	2,885	597	489	22,556
Proved Undeveloped
Consolidated Companies
U.S.	875	—	435	3,543	887	—	391	2,749	593	—	247	1,747
Other Americas	121	—	10	240	107	—	8	196	92	—	2	107
Africa	62	—	25	756	52	—	28	912	57	—	36	1,208
Asia	58	—	—	1,959	52	—	—	466	45	—	—	319
Australia	22	—	—	2,444	32	—	—	3,627	26	—	—	2,434
Europe	32	—	—	11	38	—	—	13	38	—	—	14
Total Consolidated	1,170	—	470	8,953	1,168	—	427	7,963	851	—	285	5,829
Affiliated Companies
TCO	611	—	21	368	695	—	32	642	985	—	49	961
Other	—	—	—	487	1	—	6	583	1	—	5	576
Total Consolidated and Affiliated Companies	1,781	—	491	9,808	1,864	—	465	9,188	1,837	—	339	7,366
Total Proved Reserves	4,423	574	1,088	30,864	4,604	471	1,038	30,908	4,722	597	828	29,922
* Reserve quantities include natural gas projected to be consumed in operations of 2,737, 2,505 and 2,490 billions of cubic feet and equivalent synthetic oil projected to be consumed in operations of 28, 17 and 21 millions of barrels as of December 31, 2022, 2021 and 2020, respectively.

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

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

Proved reserves are estimated by company asset teams composed of earth scientists and engineers. As part of the internal control process related to reserves estimation, the company maintains a Reserves Advisory Committee (RAC) that is chaired by the Manager of Global Reserves, an organization that is separate from the business units that estimate reserves. The Manager of Global Reserves has more than 30 years of experience working in the oil and gas industry and holds both undergraduate and graduate degrees in geoscience. His experience includes various technical and management roles in providing reserve and resource estimates in support of major capital and exploration projects, and more than 10 years of overseeing oil and gas reserves processes. He has been named a Distinguished Lecturer by the American Association of Petroleum Geologists and is an active member of the American Association of Petroleum Geologists, the SEPM Society of Sedimentary Geologists and the Society of Petroleum Engineers.
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
During the year, the RAC is represented in meetings with each of the company’s business units to review and discuss reserve changes recommended by the various asset teams. Major changes are also reviewed with the company’s senior leadership team including the Chief Executive Officer and the Chief Financial Officer. The company’s annual reserve activity is also reviewed with the Board of Directors. If major changes to reserves were to occur between the annual reviews, those matters would also be discussed with the Board.
RAC subteams also conduct in-depth reviews during the year of many of the fields that have large proved reserves quantities. These reviews include an examination of the proved reserve records and documentation of their compliance with the Chevron Corporation Reserves Manual.
Technologies Used in Establishing Proved Reserves Additions In 2022, additions to Chevron’s proved reserves were based on a wide range of geologic and engineering technologies. Information generated from wells, such as well logs, wire line sampling, production and pressure testing, fluid analysis, and core analysis, was integrated with seismic data, regional geologic studies, and information from analogous reservoirs to provide “reasonably certain” proved reserves estimates. Both proprietary and commercially available analytic tools, including reservoir simulation, geologic modeling and seismic processing, have been used in the interpretation of the subsurface data. These technologies have been utilized extensively by the company in the past, and the company believes that they provide a high degree of confidence in establishing reliable and consistent reserves estimates.
Proved Undeveloped Reserves
Noteworthy changes in proved undeveloped reserves are shown in the table below and discussed on the following page.

Proved Undeveloped Reserves (Millions of BOE)	2022
Quantity at January 1	3,860
Revisions	6
Improved recovery	15
Extension and discoveries	632
Purchases	61
Sales	(10)
Transfers to proved developed	(657)
Quantity at December 31	3,907
In 2022, revisions include an increase of 257 million BOE in Israel, due to new wells and performance revisions in the Leviathan and Tamar fields. This increase was largely offset by decreases of 145 million BOE from the United States primarily from portfolio optimizations in the Midland and Delaware basins, 69 million BOE in Kazakhstan primarily at TCO as higher prices reduced entitlement (Entitlement effects) and changes in operating assumptions reduced estimated

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

undeveloped reserves, and 31 million BOE in Nigeria due to lower expected offtake of natural gas relative to contracted volumes.
In 2022, extensions and discoveries of 578 million BOE in the United States were primarily due to the increase of activity and planned development of new locations in shale and tight assets in the Midland, Delaware and DJ basins. In Other Americas, 34 million BOE of extensions and discoveries were from shale and tight assets in Argentina and Canada.
The difference in 2022 extensions and discoveries of 122 million BOE, between the net quantities of proved reserves of 754 million BOE as reflected on pages 107 to 109 and net quantities of proved undeveloped reserves of 632 million BOE, is primarily due to proved extensions and discoveries that were not recognized as proved undeveloped reserves in the prior year and were recognized directly as proved developed reserves in 2022.
Purchases of 61 million BOE in 2022 are primarily from the acquisition of various properties in the Midland and Delaware basins in the United States.
Transfers to proved developed reserves in 2022 include 309 million BOE in the United States, primarily from the Midland, Delaware and DJ basin developments, 207 million BOE in Australia, and 141 million BOE in Kazakhstan, Angola, Canada, Argentina and other international locations. These transfers are the consequence of development expenditures on completing wells and facilities.
During 2022, investments totaling approximately $7.5 billion in oil and gas producing activities and about $0.1 billion in non-oil and gas producing activities were expended to advance the development of proved undeveloped reserves. The United States accounted for about $3.7 billion primarily related to various development activities in the Midland and Delaware basins and the Gulf of Mexico. In Asia, expenditures during the year totaled approximately $2.6 billion, primarily related to development projects for TCO in Kazakhstan. An additional $0.2 billion were spent on development activities in Australia. In Africa, about $0.5 billion was expended on various offshore development and natural gas projects in Nigeria, Angola and Republic of Congo. Development activities in Canada and other international locations were primarily responsible for about $0.5 billion of expenditures.
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
At year-end 2022, the company held approximately 1.3 billion BOE of proved undeveloped reserves that have remained undeveloped for five years or more. The majority of these reserves are in locations where the company has a proven track record of developing major projects. In Australia, approximately 235 million BOE remain undeveloped for five years or more related to the Gorgon and Wheatstone Projects. Further field development to convert the remaining proved undeveloped reserves is scheduled to occur in line with operating constraints, reservoir depletion and infrastructure optimization. In Africa, approximately 167 million BOE have remained undeveloped for five years or more, primarily due to facility constraints at various fields and infrastructure associated with the Escravos gas projects in Nigeria. Affiliates account for about 776 million BOE of proved undeveloped reserves with about 726 million BOE that have remained undeveloped for five years or more. Approximately 647 million BOE are related to TCO in Kazakhstan and about 79 million BOE are related to Angola LNG. At TCO and Angola LNG, further field development to convert the remaining proved undeveloped reserves is scheduled to occur in line with reservoir depletion and facility constraints.
Annually, the company assesses whether any changes have occurred in facts or circumstances, such as changes to development plans, regulations, or government policies, that would warrant a revision to reserve estimates. In 2022, improvements in commodity prices positively impacted the economic limits of oil and gas properties, resulting in proved reserve increases, and negatively impacted proved reserves due to entitlement effects. The year-end reserves quantities have been updated for these circumstances and significant changes have been discussed in the appropriate reserves sections. Over the past three years, the ratio of proved undeveloped reserves to total proved reserves has ranged between 31 percent and 35 percent.
Proved Reserve Quantities For the three years ending December 31, 2022, the pattern of net reserve changes shown in the following tables are not necessarily indicative of future trends. Apart from acquisitions, the company’s ability to add proved reserves can be affected by events and circumstances that are outside the company’s control, such as delays in government permitting, partner approvals of development plans, changes in oil and gas prices, OPEC constraints, geopolitical uncertainties, and civil unrest.

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

At December 31, 2022, proved reserves for the company were 11.2 billion BOE. The company’s estimated net proved reserves of liquids, including crude oil, condensate and synthetic oil for the years 2020, 2021 and 2022, are shown in the table on page 107. The company’s estimated net proved reserves of natural gas liquids are shown on page 108, and the company’s estimated net proved reserves of natural gas are shown on page 109.
Noteworthy changes in crude oil, condensate and synthetic oil proved reserves for 2020 through 2022 are discussed below and shown in the table on the following page:
Revisions In 2020, capital reductions and commodity price effects in the Midland and Delaware basins and Anchor in the Gulf of Mexico were primarily responsible for the 279 million barrels decrease in the United States. Reserves in Venezuela affiliates decreased by 149 million barrels, primarily due to impairments and accounting methodology change. Entitlement effects and performance revisions in TCO were primarily responsible for the 180 million barrels increase. Entitlement effects primarily contributed to an increase of 77 million barrels of synthetic oil at the Athabasca Oil Sands in Canada and 74 million barrels at multiple locations in Asia.
In 2021, the 206 million barrels increase in United States was primarily in the Gulf of Mexico and the Midland and Delaware basins. The higher commodity price environment led to the increase of 126 million barrels in the Gulf of Mexico primarily from Anchor and a 68 million barrels increase in the Midland and Delaware basins due to higher planned development activity. In TCO, entitlement effects and technical changes in field operating assumptions, reservoir model, and project schedule were primarily responsible for the 208 million barrels decrease in Kazakhstan. Entitlement effects primarily contributed to a decrease of 106 million barrels of synthetic oil at the Athabasca Oil Sands project in Canada. In the Other Americas, performance revisions and price effects, mainly in Canada and Argentina, were primarily responsible for the 41 million barrels increase.
In 2022, entitlement effects primarily contributed to a decrease of 49 million barrels of synthetic oil at the Athabasca Oil Sands project in Canada. In TCO, entitlement effects and changes in operating assumptions were primarily responsible for the 35 million barrels decrease in Kazakhstan.
Extensions and Discoveries In 2020, extensions and discoveries in the Midland and Delaware basins were primarily responsible for the 105 million barrels increase in the United States.
In 2021, extensions and discoveries in the Midland and Delaware basins, and at the Whale Project in the Gulf of Mexico, were primarily responsible for the 349 million barrels increase in the United States.
In 2022, extensions and discoveries in the Midland, Delaware and DJ basins, and approval of the Ballymore Project in the Gulf of Mexico, were primarily responsible for the 264 million barrels increase in the United States. In Other Americas, the 32 million barrels of extensions and discoveries were from Argentina and Canada.
Purchases In 2020, the acquisition of Noble assets contributed 227 million barrels in the DJ basin, Midland and Delaware basins in the United States.
In 2022, the company exercised its option to acquire additional land acreage in the Athabasca Oil Sands project in Canada contributing 168 million barrels in synthetic oil. The extension of deepwater licenses in Nigeria and the Republic of Congo contributed 36 million barrels in Africa.
Sales In 2020, sales of 99 million barrels in Asia were in Azerbaijan.
In 2021, sales of 32 million barrels in the United States were in the Midland and Delaware basins.

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

Net Proved Reserves of Crude Oil, Condensate and Synthetic Oil

	Consolidated Companies								Affiliated Companies			Total Consolidated
		Other					Synthetic			Synthetic		and Affiliated
Millions of barrels	U.S.	Americas[1]	Africa	Asia	Australia	Europe	Oil [2,5]	Total	TCO	Oil	Other[3]	Companies
Reserves at January 1, 2020	1,928	320	613	513	166	69	540	4,149	1,473	—	159	5,781
Changes attributable to:
Revisions	(279)	(25)	11	74	(11)	(4)	77	(157)	180	—	(149)	(126)
Improved recovery	1	1	—	—	—	—	—	2	—	—	—	2
Extensions and discoveries	105	3	1	—	1	—	—	110	—	—	—	110
Purchases	227	—	21	10	—	—	—	258	—	—	—	258
Sales	(11)	—	—	(99)	—	—	—	(110)	—	—	—	(110)
Production	(221)	(39)	(92)	(95)	(15)	(4)	(20)	(486)	(103)	—	(7)	(596)
Reserves at December 31, 2020 [4,5]	1,750	260	554	403	141	61	597	3,766	1,550	—	3	5,319
Changes attributable to:
Revisions	206	41	10	(8)	8	6	(106)	157	(208)	—	2	(49)
Improved recovery	—	9	—	—	—	—	—	9	—	—	—	9
Extensions and discoveries	349	16	—	—	—	—	—	365	—	—	—	365
Purchases	26	—	—	2	—	—	—	28	—	—	—	28
Sales	(32)	—	—	(1)	—	—	—	(33)	—	—	—	(33)
Production	(235)	(38)	(84)	(74)	(15)	(5)	(20)	(471)	(92)	—	(1)	(564)
Reserves at December 31, 2021 [4,5]	2,064	288	480	322	134	62	471	3,821	1,250	—	4	5,075
Changes attributable to:
Revisions	(26)	(9)	4	8	2	1	(49)	(69)	(35)	—	—	(104)
Improved recovery	2	15	4	5	—	—	—	26	—	—	—	26
Extensions and discoveries	264	32	6	—	—	—	—	302	10	—	—	312
Purchases	22	5	36	—	—	—	168	231	—	—	—	231
Sales	(16)	—	(3)	—	—	—	—	(19)	—	—	—	(19)
Production	(237)	(36)	(73)	(42)	(15)	(5)	(16)	(424)	(99)	—	(1)	(524)
Reserves at December 31, 2022 [4,5]	2,073	295	454	293	121	58	574	3,868	1,126	—	3	4,997
1Ending reserve balances in North America were 185, 183 and 166 and in South America were 110, 105 and 94 in 2022, 2021 and 2020, respectively.
2Reserves associated with Canada.
3Reserves associated with Africa.
4Included are year-end reserve quantities related to production-sharing contracts (PSC) (refer to page E-8 for the definition of a PSC). PSC-related reserve quantities are 6 percent, 7 percent and 9 percent for consolidated companies for 2022, 2021 and 2020, respectively.
5Reserve quantities include synthetic oil projected to be consumed in operations of 28, 17 and 21 millions of barrels as of December 31, 2022, 2021 and 2020, respectively.

Noteworthy changes in natural gas liquids proved reserves for 2020 through 2022 are discussed below and shown in the table on the following page:
Revisions In 2020, capital reductions and commodity price effects in various fields in Midland and Delaware basins were primarily responsible for the 71 million barrels decrease in the United States.
In 2021, higher commodity prices resulting in the increase of planned development activity in the Midland and Delaware basins were primarily responsible for the 107 million barrels increase in the United States.
Extensions and Discoveries In 2020, extensions and discoveries in various fields in Midland and Delaware basins were primarily responsible for the 60 million barrels increase in the United States.
In 2021, extensions and discoveries in the Midland and Delaware basins were primarily responsible for the 190 million barrels increase in the United States.
In 2022, extensions and discoveries in the Midland and Delaware basins were primarily responsible for the 163 million barrels increase in the United States.
Purchases In 2020, the acquisition of Noble assets contributed 198 million barrels primarily in the DJ basin, Midland and Delaware basins and Eagle Ford shale in the United States.
Sales In 2022, sales of 35 million barrels in the United States were primarily from the divestment of the Eagle Ford shale assets and some properties in the Midland and Delaware basins.

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

Net Proved Reserves of Natural Gas Liquids

	Consolidated Companies							Affiliated Companies		Total Consolidated
		Other								and Affiliated
Millions of barrels	U.S.	Americas[1]	Africa	Asia	Australia	Europe	Total	TCO	Other[2]	Companies
Reserves at January 1, 2020	502	16	100	—	4	—	622	103	15	740
Changes attributable to:
Revisions	(71)	(7)	(3)	—	—	—	(81)	8	5	(68)
Improved recovery	—	—	—	—	—	—	—	—	—	—
Extensions and discoveries	60	1	—	—	—	—	61	—	—	61
Purchases	198	—	12	—	—	—	210	—	—	210
Sales	(27)	—		—	—	—	(27)	—	—	(27)
Production	(69)	(2)	(5)	—	—	—	(76)	(9)	(3)	(88)
Reserves at December 31, 2020[3]	593	8	104	—	4	—	709	102	17	828
Changes attributable to:
Revisions	107	5	8	—	—	—	120	(10)	4	114
Improved recovery	—	—	—	—	—	—	—	—	—	—
Extensions and discoveries	190	4	—	—	—	—	194	—	—	194
Purchases	8	—	—	—	—	—	8	—	—	8
Sales	(8)	—	—	—	—	—	(8)	—	—	(8)
Production	(78)	(2)	(6)	—	(1)	—	(87)	(8)	(3)	(98)
Reserves at December 31, 2021[3]	812	15	106	—	3	—	936	84	18	1,038
Changes attributable to:
Revisions	18	—	(3)	—	—	—	15	(5)	(3)	7
Improved recovery	—	—	—	—	—	—	—	—	—	—
Extensions and discoveries	163	2	1	—	—	—	166	—	—	166
Purchases	14	2	—	—	—	—	16	—	—	16
Sales	(35)	—	—	—	—	—	(35)	—	—	(35)
Production	(87)	(2)	(7)	—	—	—	(96)	(6)	(2)	(104)
Reserves at December 31, 2022[3]	885	17	97	—	3	—	1,002	73	13	1,088
1Reserves associated with North America.
2Reserves associated with Africa.
3Year-end reserve quantities related to PSC are not material for 2022, 2021 and 2020, respectively.
Noteworthy changes in natural gas proved reserves for 2020 through 2022 are discussed below and shown in the table on the following page:
Revisions In 2020, the demotion of Jansz Io compression project reserves and lower field performance, partially offset by positive revisions at Gorgon, were mainly responsible for the net 2.5 TCF decrease in Australia. Capital reductions and commodity price effects in various fields of the Midland and Delaware basins were mainly responsible for the 509 BCF decrease in the United States. In Africa, a 229 BCF decrease was primarily due to reduced demand and development plan changes at Meren in Nigeria.
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
In 2022, the performance of the Leviathan and Tamar fields in Israel and the Bibiyana and Jalalabad fields in Bangladesh were mainly responsible for the 1.8 TCF increase in Asia. In Australia, the 377 BCF decrease was mainly due to updated reservoir characterization of the Wheatstone field. In TCO, entitlement effects and changes in operating assumptions were primarily responsible for the 285 BCF decrease.
Extensions and Discoveries In 2020, extensions and discoveries of 385 BCF in the United States were primarily in the Midland and Delaware basins.
In 2021, extensions and discoveries of 1.4 TCF in the United States were primarily in the Midland and Delaware basins.
In 2022, extensions and discoveries of 1.6 TCF in the United States were primarily in the Midland and Delaware basins.

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

Purchases In 2020, the acquisition of Noble assets contributed 5.4 TCF in Israel in Asia, 1.5 TCF in the DJ basin, Midland and Delaware basins and Eagle Ford Shale in the United States and 441 BCF in Equatorial Guinea in Africa.
Sales In 2020, sales of 1.3 TCF were primarily in the Appalachian basin in the United States and 264 BCF primarily in Azerbaijan in Asia.
In 2022, sales of 243 BCF in the United States were primarily in the Eagle Ford shale and Midland and Delaware basins.
Net Proved Reserves of Natural Gas

	Consolidated Companies							Affiliated Companies		Total Consolidated
		Other								and Affiliated
Billions of cubic feet (BCF)	U.S.	Americas[1]	Africa	Asia	Australia	Europe	Total	TCO	Other[2]	Companies
Reserves at January 1, 2020	4,728	736	2,758	3,681	14,658	26	26,587	2,004	866	29,457
Changes attributable to:
Revisions	(509)	(178)	(229)	169	(2,455)	(2)	(3,204)	162	138	(2,904)
Improved recovery	—	—	—	—	—	—	—	—	—	—
Extensions and discoveries	385	8	2	—	58	—	453	—	—	453
Purchases	1,548	—	441	5,350	—	—	7,339	—	—	7,339
Sales	(1,314)	(177)	—	(264)	—	—	(1,755)	—	—	(1,755)
Production[3]	(588)	(60)	(135)	(753)	(876)	(2)	(2,414)	(148)	(106)	(2,668)
Reserves at December 31, 2020 [4,5]	4,250	329	2,837	8,183	11,385	22	27,006	2,018	898	29,922
Changes attributable to:
Revisions	829	129	147	119	1,181	1	2,406	(179)	82	2,309
Improved recovery	—	—	—	—	—	—	—	—	—	—
Extensions and discoveries	1,408	63	—	—	19	—	1,490	—	—	1,490
Purchases	44	—	—	—	—	—	44	—	—	44
Sales	(29)	—	—	—	(13)	—	(42)	—	—	(42)
Production[3]	(617)	(66)	(188)	(829)	(888)	(2)	(2,590)	(138)	(87)	(2,815)
Reserves at December 31, 2021 [4,5]	5,885	455	2,796	7,473	11,684	21	28,314	1,701	893	30,908
Changes attributable to:
Revisions	171	62	(118)	1,765	(377)	2	1,505	(285)	3	1,223
Improved recovery	1	—	—	—	—	—	1	—	—	1
Extensions and discoveries	1,573	64	—	—	—	—	1,637	—	17	1,654
Purchases	85	25	30	—	—	—	140	—	—	140
Sales	(243)	—	(11)	—	—	—	(254)	—	—	(254)
Production[3]	(641)	(61)	(207)	(701)	(965)	(3)	(2,578)	(153)	(77)	(2,808)
Reserves at December 31, 2022 [4,5]	6,831	545	2,490	8,537	10,342	20	28,765	1,263	836	30,864
1Ending reserve balances in North America and South America were 407, 347 and 234 and 138, 108 and 95 in 2022, 2021 and 2020, respectively.
2Reserves associated with Africa.
3Total “as sold” volumes are 2,600, 2,599 and 2,447 for 2022, 2021 and 2020, respectively.
4Includes reserve quantities related to PSC. PSC-related reserve quantities are 8 percent, 8 percent and 10 percent for consolidated companies for 2022, 2021 and 2020, respectively.
5Reserve quantities include natural gas projected to be consumed in operations of 2,737, 2,505 and 2,490 billions of cubic feet as of December 31, 2022, 2021 and 2020, respectively.

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

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

	Consolidated Companies							Affiliated Companies		Total Consolidated
		Other								and Affiliated
Millions of dollars	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other	Companies
At December 31, 2022
Future cash inflows from production	$257,478	$76,940	$55,865	$67,188	$147,839	$5,920	$611,230	$106,114	$22,630	$739,974
Future production costs	(51,022)	(22,744)	(16,373)	(12,261)	(13,313)	(1,069)	(116,782)	(28,046)	(574)	(145,402)
Future development costs	(20,907)	(3,233)	(2,657)	(2,879)	(5,030)	(502)	(35,208)	(4,127)	(8)	(39,343)
Future income taxes	(40,096)	(13,207)	(26,160)	(30,674)	(38,861)	(2,827)	(151,825)	(22,182)	(7,707)	(181,714)
Undiscounted future net cash flows	145,453	37,756	10,675	21,374	90,635	1,522	307,415	51,759	14,341	373,515
10 percent midyear annual discount for timing of estimated cash flows	(62,918)	(22,165)	(3,001)	(10,769)	(37,519)	(571)	(136,943)	(18,810)	(5,824)	(161,577)
Standardized Measure Net Cash Flows	$82,535	$15,591	$7,674	$10,605	$53,116	$951	$170,472	$32,949	$8,517	$211,938
At December 31, 2021
Future cash inflows from production	$174,976	$48,328	$41,698	$52,881	$87,676	$4,366	$409,925	$80,297	$8,446	$498,668
Future production costs	(40,009)	(16,204)	(15,204)	(13,871)	(13,726)	(1,400)	(100,414)	(23,354)	(285)	(124,053)
Future development costs	(16,709)	(2,707)	(2,245)	(2,774)	(5,283)	(661)	(30,379)	(5,066)	(18)	(35,463)
Future income taxes	(24,182)	(7,723)	(17,228)	(21,064)	(20,600)	(922)	(91,719)	(15,563)	(2,850)	(110,132)
Undiscounted future net cash flows	94,076	21,694	7,021	15,172	48,067	1,383	187,413	36,314	5,293	229,020
10 percent midyear annual discount for timing of estimated cash flows	(41,357)	(11,370)	(1,899)	(7,277)	(21,141)	(485)	(83,529)	(14,372)	(2,244)	(100,145)
Standardized Measure Net Cash Flows	$52,719	$10,324	$5,122	$7,895	$26,926	$898	$103,884	$21,942	$3,049	$128,875
At December 31, 2020
Future cash inflows from production	$74,671	$29,605	$27,521	$49,265	$53,241	$2,304	$236,607	$53,309	$1,070	$290,986
Future production costs	(30,359)	(15,410)	(15,364)	(12,784)	(11,036)	(1,336)	(86,289)	(19,525)	(426)	(106,240)
Future development costs	(10,492)	(2,366)	(3,017)	(2,274)	(3,205)	(522)	(21,876)	(7,138)	(38)	(29,052)
Future income taxes	(5,874)	(3,131)	(6,197)	(17,543)	(11,700)	(178)	(44,623)	(7,994)	(212)	(52,829)
Undiscounted future net cash flows	27,946	8,698	2,943	16,664	27,300	268	83,819	18,652	394	102,865
10 percent midyear annual discount for timing of estimated cash flows	(10,456)	(4,652)	(582)	(7,856)	(11,774)	(56)	(35,376)	(8,803)	(149)	(44,328)
Standardized Measure Net Cash Flows	$17,490	$4,046	$2,361	$8,808	$15,526	$212	$48,443	$9,849	$245	$58,537

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

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

			Total Consolidated and
Millions of dollars	Consolidated Companies	Affiliated Companies	Affiliated Companies
Present Value at January 1, 2020	$80,396	$20,151	$100,547
Sales and transfers of oil and gas produced net of production costs	(16,621)	(2,322)	(18,943)
Development costs incurred	6,301	2,892	9,193
Purchases of reserves	10,295	—	10,295
Sales of reserves	(803)	—	(803)
Extensions, discoveries and improved recovery less related costs	2,066	—	2,066
Revisions of previous quantity estimates	(1,293)	4,033	2,740
Net changes in prices, development and production costs	(62,788)	(22,925)	(85,713)
Accretion of discount	11,274	2,948	14,222
Net change in income tax	19,616	5,317	24,933
Net Change for 2020	(31,953)	(10,057)	(42,010)
Present Value at December 31, 2020	$48,443	$10,094	$58,537
Sales and transfers of oil and gas produced net of production costs	(34,668)	(5,760)	(40,428)
Development costs incurred	5,770	2,445	8,215
Purchases of reserves	772	—	772
Sales of reserves	(889)	—	(889)
Extensions, discoveries and improved recovery less related costs	12,091	—	12,091
Revisions of previous quantity estimates	2,269	(6,675)	(4,406)
Net changes in prices, development and production costs	89,031	30,076	119,107
Accretion of discount	6,657	1,503	8,160
Net change in income tax	(25,592)	(6,692)	(32,284)
Net Change for 2021	55,441	14,897	70,338
Present Value at December 31, 2021	$103,884	$24,991	$128,875
Sales and transfers of oil and gas produced net of production costs	(53,356)	(9,127)	(62,483)
Development costs incurred	7,962	2,430	10,392
Purchases of reserves	2,248	—	2,248
Sales of reserves	(1,807)	—	(1,807)
Extensions, discoveries and improved recovery less related costs	16,054	823	16,877
Revisions of previous quantity estimates	5,281	(1,481)	3,800
Net changes in prices, development and production costs	110,467	28,052	138,519
Accretion of discount	14,075	3,429	17,504
Net change in income tax	(34,336)	(7,651)	(41,987)
Net Change for 2022	66,588	16,475	83,063
Present Value at December 31, 2022	$170,472	$41,466	$211,938

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a)The following documents are filed as part of this report:
(1) Financial Statements:

(2) Financial Statement Schedules:
Included below is Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2022.
(3) Exhibits:
The Exhibit Index on the following pages lists the exhibits that are filed as part of this report.
Schedule II — Valuation and Qualifying Accounts

	Year ended December 31
Millions of Dollars	2022	2021	2020
Employee Termination Benefits
Balance at January 1	$43	$470	$7
Additions (reductions) charged to expense	1	(30)	859
Payments	(33)	(397)	(396)
Balance at December 31	$11	$43	$470
Expected Credit Losses
Beginning allowance balance for expected credit losses	$745	$671	$849
Current period provision	263	74	573
Write-offs charged against the allowance, if any	—	—	(751)
Balance at December 31	$1,008	$745	$671
Deferred Income Tax Valuation Allowance[1]
Balance at January 1	$17,651	$17,762	$15,965
Additions to deferred income tax expense[2]	3,533	3,691	2,892
Reduction of deferred income tax expense	(1,652)	(3,802)	(1,095)
Balance at December 31	$19,532	$17,651	$17,762
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

3.2
By-Laws of Chevron Corporation, as amended and restated December 7, 2022, filed as Exhibit 3.2 to Chevron Corporation’s Current Report on Form 8-K filed December 8, 2022, and incorporated herein by reference.

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

10.6+*	Summary of Chevron Incentive Plan Award Criteria.
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

10.21+	2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.1 to Chevron Corporation’s Current Report on Form 8-K filed May 27, 2022, and incorporated herein by reference.
10.22+
Form of Performance Share Award Agreement under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.1 to Chevron Corporation’s Current Report on Form 8-K filed January 27, 2023, and incorporated herein by reference.

10.23+
Form of Standard Restricted Stock Unit Award Agreement (stock settled) under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.2 to Chevron Corporation’s Current Report on Form 8-K filed January 27, 2023, and incorporated herein by reference.

10.24+
Form of Standard Restricted Stock Unit Award Agreement (cash settled) under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.3 to Chevron Corporation’s Current Report on Form 8-K filed January 27, 2023, and incorporated herein by reference.

10.25+
Form of Special Restricted Stock Unit Award Agreement (share settled) under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.4 to Chevron Corporation’s Current Report on Form 8-K filed January 27, 2023, and incorporated herein by reference.

10.26+
Form of Special Restricted Stock Unit Award Agreement (cash settled) under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.5 to Chevron Corporation’s Current Report on Form 8-K filed January 27, 2023, and incorporated herein by reference.

10.27+
Form of Non-Qualified Stock Options Award Agreement under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.6 to Chevron Corporation’s Current Report on Form 8-K filed January 27, 2023, and incorporated herein by reference.

10.28+
Form of Stock Appreciation Right Award Agreement under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.7 to Chevron Corporation’s Current Report on Form 8-K filed January 27, 2023, and incorporated herein by reference.

10.29+
Letter Agreement, dated May 25, 2022, by and between Chevron Corporation and Joseph C. Geagea, filed as Exhibit 10.1 to Chevron Corporation's Current Report on Form 8-K filed May 27, 2022, and incorporated herein by reference.

10.30+*	General Release and Separation Agreement, dated February 15, 2023, by and between Chevron Corporation and James W. Johnson.
21.1*	Subsidiaries of Chevron Corporation (page E-1).
22.1*	Subsidiary Issuer of Guaranteed Securities.
23.1*	Consent of PricewaterhouseCoopers LLP (page E-2).
24.1*	Power of Attorney for certain directors of Chevron Corporation, authorizing the signing of the Annual Report on Form 10-K on their behalf.

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer (page E-3).
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer (page E-4).
32.1**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Executive Officer (page E-5).
32.2**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Financial Officer (page E-6).
99.1*	Definitions of Selected Energy and Financial Terms (pages E-7 through E-10).
99.2	Report of Netherland, Sewell & Associates, Inc., filed as Exhibit 99.3 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, and incorporated herein by reference.
101*	Interactive data files (formatted as Inline XBRL).
104*	Cover Page Interactive Data File (contained in Exhibit 101).

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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2023.

Chevron Corporation
By:	/s/ MICHAEL K. WIRTH
Michael K. Wirth, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of February, 2023.

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

CHARLES W. MOORMAN* Charles W. Moorman

DAMBISA F. MOYO* Dambisa F. Moyo

DEBRA REED-KLAGES* Debra Reed-Klages

RONALD D. SUGAR* Ronald D. Sugar

D. JAMES UMPLEBY III* D. James Umpleby III

CYNTHIA J. WARNER* Cynthia J. Warner