Form 10-Q
period 2023-03-31
CHEVRON CORP
filed 2023-05-04
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

There were 1,894,215,264 shares of the company’s common stock outstanding on March 31, 2023.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three Months Ended March 31, 2023 and 2022	3
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2023 and 2022	4
	Consolidated Balance Sheet at March 31, 2023 and December 31, 2022	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2023 and 2022	6
	Consolidated Statement of Equity for the Three Months Ended March 31, 2023 and 2022	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 5.	Other Information	35
Item 6.	Exhibits	36
Signature		37

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This quarterly report on Form 10-Q of Chevron Corporation contains forward-looking statements relating to Chevron’s operations and energy transition plans that are based on management’s current expectations, estimates and projections about the petroleum, chemicals and other energy-related industries. Words or phrases such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “advances,” “commits,” “drives,” “aims,” “forecasts,” “projects,” “believes,” “approaches,” “seeks,” “schedules,” “estimates,” “positions,” “pursues,” “progress,” “may,” “can,” “could,” “should,” “will,” “budgets,” “outlook,” “trends,” “guidance,” “focus,” “on track,” “goals,” “objectives,” “strategies,” “opportunities,” “poised,” “potential,” “ambitions,” “aspires” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond the company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for the company’s products, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries and other producing countries; technological advancements; changes to government policies in the countries in which the company operates; public health crises, such as pandemics (including coronavirus (COVID-19)) and epidemics, and any related government policies and actions; disruptions in the company’s global supply chain, including supply chain constraints and escalation of the cost of goods and services; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic and political conditions, including the military conflict between Russia and Ukraine and the global response to such conflict; changing refining, marketing and chemicals margins; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; development of large carbon capture and offset markets; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates, particularly during the COVID-19 pandemic; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes undertaken or required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from pending or future litigation; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, taxes and tax audits, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; higher inflation and related impacts; material reductions in corporate liquidity and access to debt markets; the receipt of required Board authorizations to implement capital allocation strategies, including future stock repurchase programs and dividend payments; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 20 through 26 of the company's 2022 Annual Report on Form 10-K and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended March 31
	2023	2022
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$48,842	$52,314
Income (loss) from equity affiliates	1,588	2,085
Other income (loss)	363	(26)
Total Revenues and Other Income	50,793	54,373
Costs and Other Deductions
Purchased crude oil and products	29,407	33,411
Operating expenses	6,021	5,638
Selling, general and administrative expenses	881	967
Exploration expenses	190	209
Depreciation, depletion and amortization	3,526	3,654
Taxes other than on income	1,096	1,240
Interest and debt expense	115	136
Other components of net periodic benefit costs	38	64
Total Costs and Other Deductions	41,274	45,319
Income (Loss) Before Income Tax Expense	9,519	9,054
Income Tax Expense (Benefit)	2,914	2,777
Net Income (Loss)	6,605	6,277
Less: Net income (loss) attributable to noncontrolling interests	31	18
Net Income (Loss) Attributable to Chevron Corporation	$6,574	$6,259
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$3.48	$3.23
- Diluted	$3.46	$3.22
Weighted Average Number of Shares Outstanding (000s)
- Basic	1,891,695	1,935,668
- Diluted	1,900,785	1,944,542

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
Net Income (Loss)	$6,605	$6,277
Currency translation adjustment	7	(11)
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	(4)	—
Derivatives
Net derivatives gain (loss) on hedge transactions	2	2
Reclassification to net income	15	—
Income taxes on derivatives transactions	(4)	—
Total	13	2
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	48	158
Actuarial gain (loss) arising during period	—	139
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(3)	(4)
Prior service (costs) credits arising during period	—	—
Defined benefit plans sponsored by equity affiliates - benefit (cost)	6	6
Income (taxes) benefit on defined benefit plans	(10)	(53)
Total	41	246
Other Comprehensive Gain (Loss), Net of Tax	57	237
Comprehensive Income (Loss)	6,662	6,514
Comprehensive loss (income) attributable to noncontrolling interests	(31)	(18)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$6,631	$6,496

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At March 31, 2023	At December 31, 2022
	(Millions of dollars)
Assets
Cash and cash equivalents	$15,668	$17,678
Marketable securities	130	223
Accounts and notes receivable (less allowance: 2023 - $447; 2022 - $457)	19,021	20,456
Inventories:
Crude oil and products	6,268	5,866
Chemicals	553	515
Materials, supplies and other	2,411	1,866
Total inventories	9,232	8,247
Prepaid expenses and other current assets	4,300	3,739
Total Current Assets	48,351	50,343
Long-term receivables (less allowance: 2023 - $504; 2022 - $552)	1,036	1,069
Investments and advances	46,248	45,238
Properties, plant and equipment, at cost	330,409	327,785
Less: Accumulated depreciation, depletion and amortization	187,458	184,194
Properties, plant and equipment, net	142,951	143,591
Deferred charges and other assets	12,146	12,310
Goodwill	4,722	4,722
Assets held for sale	432	436
Total Assets	$255,886	$257,709
Liabilities and Equity
Short-term debt	$2,931	$1,964
Accounts payable	17,942	18,955
Accrued liabilities	6,658	7,486
Federal and other taxes on income	4,883	4,381
Other taxes payable	1,321	1,422
Total Current Liabilities	33,735	34,208
Long-term debt	20,275	21,375
Deferred credits and other noncurrent obligations	19,606	20,396
Noncurrent deferred income taxes	17,736	17,131
Noncurrent employee benefit plans	4,100	4,357
Total Liabilities*	$95,452	$97,467
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at March 31, 2023 and December 31, 2022)	1,832	1,832
Capital in excess of par value	18,714	18,660
Retained earnings	193,738	190,024
Accumulated other comprehensive losses	(2,741)	(2,798)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (548,461,316 and 527,460,237 shares at March 31, 2023 and December 31, 2022, respectively)	(51,854)	(48,196)
Total Chevron Corporation Stockholders’ Equity	159,449	159,282
Noncontrolling interests (includes redeemable noncontrolling interest of $145 and $142 at March 31, 2023 and December 31, 2022)	985	960
Total Equity	160,434	160,242
Total Liabilities and Equity	$255,886	$257,709

* Refer to Note 11 Other Contingencies and Commitments.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$6,605	$6,277
Adjustments
Depreciation, depletion and amortization	3,526	3,654
Dry hole expense	105	135
Distributions more (less) than income from equity affiliates	(901)	(1,441)
Net before-tax losses (gains) on asset retirements and sales	34	(99)
Net foreign currency effects	23	248
Deferred income tax provision	790	626
Net decrease (increase) in operating working capital	(1,815)	(937)
Decrease (increase) in long-term receivables	36	86
Net decrease (increase) in other deferred charges	(185)	(56)
Cash contributions to employee pension plans	(345)	(463)
Other	(668)	25
Net Cash Provided by Operating Activities	7,205	8,055
Investing Activities
Capital expenditures	(3,038)	(1,960)
Proceeds and deposits related to asset sales and returns of investment	219	1,283
Net sales (purchases) of marketable securities	95	—
Net repayment (borrowing) of loans by equity affiliates	(83)	12
Net Cash Used for Investing Activities	(2,807)	(665)
Financing Activities
Net borrowings (repayments) of short-term obligations	(87)	61
Repayments of long-term debt and other financing obligations	(13)	(2,062)
Cash dividends - common stock	(2,857)	(2,746)
Net contributions from (distributions to) noncontrolling interests	(9)	(5)
Net sales (purchases) of treasury shares	(3,607)	3,386
Net Cash Provided by (Used for) Financing Activities	(6,573)	(1,366)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(47)	(13)
Net Change in Cash, Cash Equivalents and Restricted Cash	(2,222)	6,011
Cash, Cash Equivalents and Restricted Cash at January 1	19,121	6,795
Cash, Cash Equivalents and Restricted Cash at March 31	$16,899	$12,806

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders’	Controlling	Total
Three Months Ended March 31	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at December 31, 2021	$18,874	$165,546	$(3,889)	$(41,464)	$139,067	$873	$139,940
Treasury stock transactions	16	—	—	—	16	—	16
Net income (loss)	—	6,259	—	—	6,259	18	6,277
Cash dividends ($1.42 per share)	—	(2,746)	—	—	(2,746)	(5)	(2,751)
Stock dividends	—	—	—	—	—	—	—
Other comprehensive income	—	—	237	—	237	—	237
Purchases of treasury shares	—	—	—	(1,255)	(1,255)	—	(1,255)
Issuances of treasury shares	1,080	—	—	3,561	4,641	—	4,641
Other changes, net	—	—	—	—	—	(5)	(5)
Balance at March 31, 2022	$19,970	$169,059	$(3,652)	$(39,158)	$146,219	$881	$147,100

Balance at December 31, 2022	$20,252	$190,024	$(2,798)	$(48,196)	$159,282	$960	$160,242
Treasury stock transactions	38	—	—	—	38	—	38
Net income (loss)	—	6,574	—	—	6,574	31	6,605
Cash dividends ($1.51 per share)	—	(2,857)	—	—	(2,857)	(9)	(2,866)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	57	—	57	—	57
Purchases of treasury shares(2)	—	—	—	(3,788)	(3,788)	—	(3,788)
Issuances of treasury shares	16	—	—	130	146	—	146
Other changes, net	—	(2)	—	—	(2)	3	1
Balance at March 31, 2023	$20,306	$193,738	$(2,741)	$(51,854)	$159,449	$985	$160,434

(Number of Shares)	Common Stock - 2023				Common Stock - 2022
Three Months Ended March 31	Issued(3)	Treasury	Outstanding		Issued(3)	Treasury	Outstanding
Balance at December 31	2,442,676,580	(527,460,237)	1,915,216,343		2,442,676,580	(512,870,523)	1,929,806,057
Purchases	—	(22,418,644)	(22,418,644)		—	(8,897,011)	(8,897,011)
Issuances	—	1,417,565	1,417,565		—	43,904,410	43,904,410
Balance at March 31	2,442,676,580	(548,461,316)	1,894,215,264		2,442,676,580	(477,863,124)	1,964,813,456
(1) Beginning and ending balances for all periods include capital in excess of par, common stock issued at par for $1,832, and $(240) associated with Chevron’s Benefit Plan Trust. Changes reflect capital in excess of par.
(2) Includes excise tax on share repurchases.
(3) Beginning and ending total issued share balances include 14,168,000 shares associated with Chevron’s Benefit Plan Trust for all periods.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General
Basis of Presentation The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three-month period ended March 31, 2023, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron. Prior years’ data have been reclassified in certain cases to conform to the 2023 presentation basis.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2022 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the three months ended March 31, 2023 and 2022 are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)
(Millions of dollars)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
Balance at December 31, 2021	$(162)	$(11)	$—	$(3,716)	$(3,889)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(11)	—	2	117	108
Reclassifications(2) (3)	—	—	—	129	129
Net Other Comprehensive Income (Loss)	(11)	—	2	246	237
Balance at March 31, 2022	$(173)	$(11)	$2	$(3,470)	$(3,652)

Balance at December 31, 2022	$(203)	$(12)	$(12)	$(2,571)	$(2,798)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	7	(4)	(2)	6	7
Reclassifications(2) (3)	—	—	15	35	50
Net Other Comprehensive Income (Loss)	7	(4)	13	41	57
Balance at March 31, 2023	$(196)	$(16)	$1	$(2,530)	$(2,741)
(1)All amounts are net of tax.
(2)Refer to Note 13 Financial and Derivative Instruments for reclassified components of cash flow hedging.
(3)Refer to Note 7 Employee Benefits for reclassified components, including amortization of actuarial gains or losses, amortization of prior service costs and settlement losses, totaling $45 that are included in employee benefit costs for the three months ended March 31, 2023. Related income taxes for the same period, totaling $10, are reflected in “Income Tax Expense” on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 3. Information Relating to the Consolidated Statement of Cash Flows

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
Distributions more (less) than income from equity affiliates included the following:
Distributions from equity affiliates	$687	$644
(Income) loss from equity affiliates	(1,588)	(2,085)
Distributions more (less) than income from equity affiliates	$(901)	$(1,441)
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$1,458	$(5,289)
Decrease (increase) in inventories	(985)	(222)
Decrease (increase) in prepaid expenses and other current assets	(822)	137
Increase (decrease) in accounts payable and accrued liabilities	(1,849)	3,768
Increase (decrease) in income and other taxes payable	383	669
Net decrease (increase) in operating working capital	$(1,815)	$(937)
Net cash provided by operating activities included the following cash payments:
Interest on debt (net of capitalized interest)	$53	$47
Income taxes	1,830	1,071
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$131	$747
Returns of investment from equity affiliates	88	536
Proceeds and deposits related to asset sales and returns of investment	$219	$1,283
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$—	$(2)
Marketable securities sold	95	2
Net sales (purchases) of marketable securities	$95	$—
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$(103)	$—
Repayment of loans by equity affiliates	20	12
Net repayment (borrowing) of loans by equity affiliates	$(83)	$12
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term debt obligations	$—	$—
Repayments of short-term debt obligations	—	—
Net borrowings (repayments) of short-term debt obligations with three months or less maturity	(87)	61
Net borrowings (repayments) of short-term obligations	$(87)	$61
Net sales (purchases) of treasury shares consisted of the following gross and net amounts:
Shares issued for share-based compensation plans	$146	$4,641
Shares purchased under share repurchase and deferred compensation plans	(3,753)	(1,255)
Net sales (purchases) of treasury shares	$(3,607)	$3,386
Net contributions from (distributions to) noncontrolling interests consisted of the following gross amounts:
Distributions to noncontrolling interests	$(9)	$(5)
Contributions from noncontrolling interests	—	—
Net contributions from (distributions to) noncontrolling interests	$(9)	$(5)
The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The “Other” line in the Operating Activities section includes changes in postretirement benefits obligations and other long-term liabilities.
The company paid dividends of $1.51 per share of common stock in first quarter 2023. This compares to dividends of $1.42 per share paid in the year-ago corresponding period.
The components of “Capital expenditures” are presented in the following table:

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
Additions to properties, plant and equipment	$2,907	$1,732
Additions to investments	111	158
Current-year dry hole expenditures	20	70
Payments for other assets and liabilities, net	—	—
Capital expenditures	$3,038	$1,960
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At March 31		At December 31
	2023	2022	2022	2021
	(Millions of dollars)		(Millions of dollars)
Cash and cash equivalents	$15,668	$11,671	$17,678	$5,640
Restricted cash included in “Prepaid expenses and other current assets”	357	317	630	333
Restricted cash included in “Deferred charges and other assets”	874	818	813	822
Total cash, cash equivalents and restricted cash	$16,899	$12,806	$19,121	$6,795
Additional information related to restricted cash is included in Note 12 Fair Value Measurements under the heading “Restricted Cash.”
Note 4. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
Sales and other operating revenues	$4,999	$6,187
Costs and other deductions	2,665	2,978
Net income attributable to TCO	$1,658	$2,233
Note 5. Summarized Financial Data — Chevron U.S.A. Inc.
Chevron U.S.A. Inc. (CUSA) is a major subsidiary of Chevron Corporation. CUSA and its subsidiaries manage and operate most of Chevron’s U.S. businesses. Assets include those related to the exploration and production of crude oil, natural gas and natural gas liquids and those associated with refining, marketing, and supply and distribution of products derived from petroleum, excluding most of the regulated pipeline operations of Chevron. CUSA also holds the company’s investment in the Chevron Phillips Chemical LLC (CPChem) joint venture, which is accounted for using the equity method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
Sales and other operating revenues	$37,729	$41,502
Costs and other deductions	35,522	39,636
Net income (loss) attributable to CUSA	$1,830	$1,754

	At March 31, 2023	At December 31, 2022
	(Millions of dollars)
Current assets	$18,348	$18,704
Other assets	50,969	50,153
Current liabilities	20,756	22,452
Other liabilities	19,582	19,274
Total CUSA net equity	$28,979	$27,131
Memo: Total debt	$10,628	$10,800
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three-month period ended March 31, 2023 and 2022, are presented in the following table:

	Three Months Ended March 31
	2023	2022
Segment Earnings	(Millions of dollars)
Upstream
United States	$1,781	$3,238
International	3,380	3,696
Total Upstream	5,161	6,934
Downstream
United States	977	486
International	823	(155)
Total Downstream	1,800	331
Total Segment Earnings	6,961	7,265
All Other
Interest expense	(106)	(126)
Interest income	152	10
Other	(433)	(890)
Net Income Attributable to Chevron Corporation	$6,574	$6,259
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. Segment assets at March 31, 2023, and December 31, 2022, are as follows:

	At March 31, 2023	At December 31, 2022
Segment Assets	(Millions of dollars)
Upstream
United States	$44,621	$44,246
International	132,891	134,489
Goodwill	4,370	4,370
Total Upstream	181,882	183,105
Downstream
United States	32,075	31,676
International	22,114	21,193
Goodwill	352	352
Total Downstream	54,541	53,221
Total Segment Assets	236,423	236,326
All Other
United States	14,084	17,861
International	5,379	3,522
Total All Other	19,463	21,383
Total Assets — United States	90,780	93,783
Total Assets — International	160,384	159,204
Goodwill	4,722	4,722
Total Assets	$255,886	$257,709

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three-month period ended March 31, 2023 and 2022, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived primarily from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils, other products derived from crude oil, and manufacturing and marketing of renewable fuels. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended March 31
	2023	2022
Sales and Other Operating Revenues	(Millions of dollars)
Upstream
United States	$9,623	$11,316
International	11,196	13,502
Subtotal	20,819	24,818
Intersegment Elimination — United States	(5,902)	(6,919)
Intersegment Elimination — International	(2,606)	(3,649)
Total Upstream	12,311	14,250
Downstream
United States	19,390	19,771
International	19,105	19,607
Subtotal	38,495	39,378
Intersegment Elimination — United States	(1,565)	(999)
Intersegment Elimination — International	(429)	(331)
Total Downstream	36,501	38,048
All Other
United States	108	83
International	1	—
Subtotal	109	83
Intersegment Elimination — United States	(79)	(67)
Intersegment Elimination — International	—	—
Total All Other	30	16
Sales and Other Operating Revenues
United States	29,121	31,170
International	30,302	33,109
Subtotal	59,423	64,279
Intersegment Elimination — United States	(7,546)	(7,985)
Intersegment Elimination — International	(3,035)	(3,980)
Total Sales and Other Operating Revenues	$48,842	$52,314
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
The components of net periodic benefit costs for 2023 and 2022 are as follows:

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
Pension Benefits
United States
Service cost	$86	$118
Interest cost	112	66
Expected return on plan assets	(140)	(161)
Amortization of prior service costs (credits)	1	—
Amortization of actuarial losses (gains)	51	65
Settlement losses	—	86
Total United States	110	174
International
Service cost	15	22
Interest cost	47	36
Expected return on plan assets	(51)	(48)
Amortization of prior service costs (credits)	2	2
Amortization of actuarial losses (gains)	2	4
Settlement losses	—	—
Acquisitions / (divestitures)	(2)	—
Total International	13	16
Net Periodic Pension Benefit Costs	$123	$190
Other Benefits*
Service cost	$8	$11
Interest cost	24	15
Amortization of prior service costs (credits)	(6)	(6)
Amortization of actuarial losses (gains)	(5)	3
Net Periodic Other Benefit Costs	$21	$23
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through March 31, 2023, a total of $345 million was contributed to employee pension plans (including $304 million to the U.S. plans). Contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first three months of 2023, the company contributed $46 million to its OPEB plans.
Note 8. Assets Held For Sale
At March 31, 2023, the company classified $432 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2022 and the first three months of 2023 were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 9. Income Taxes
The income tax expense increased between quarterly periods from $2.8 billion in 2022 to $2.9 billion in 2023. The company’s income before income tax expense increased $465 million from $9.1 billion in 2022 to $9.5 billion in 2023, primarily due to higher downstream margins partially offset by lower upstream realizations. The company’s effective tax rate remained unchanged between quarterly periods at 31 percent in 2022 and 2023.
Tax positions for Chevron and its subsidiaries and affiliates are subject to income tax audits by many tax jurisdictions throughout the world. For the company’s major tax jurisdictions, examinations of tax returns for certain prior tax years had not been completed as of March 31, 2023. For these jurisdictions, the latest years for which income tax examinations had been finalized were as follows: United States — 2016, Nigeria — 2007, Australia — 2010, Kazakhstan — 2012 and Saudi Arabia — 2016.
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
Note 10. Litigation
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Climate Change
Governmental and other entities in various jurisdictions across the United States have filed legal proceedings against fossil fuel producing companies, including Chevron entities, purporting to seek legal and equitable relief to address alleged impacts of climate change. Chevron entities are or were among the codefendants in 23 separate lawsuits brought by 17 U.S. cities and counties, three U.S. states, the District of Columbia, a group of municipalities in Puerto Rico and a trade group. One of the city lawsuits was dismissed on the merits, and one of the county lawsuits was voluntarily dismissed by the plaintiff. The lawsuits assert various causes of action, including public nuisance, private nuisance, failure to warn, fraud, conspiracy to commit fraud, design defect, product defect, trespass, negligence, impairment of public trust, violations of consumer protection statutes, violations of a federal antitrust statute, and violations of federal and state RICO statutes, based upon, among other things, the company’s production of oil and gas products and alleged misrepresentations or omissions relating to climate change risks associated with those products. Further such proceedings are likely to be filed by other parties. As of April 2023, the Supreme Court has denied petitions for writ of certiorari on jurisdictional questions in many of these cases, and those cases have been or will be remanded to state court. The unprecedented legal theories set forth in these proceedings entail the possibility of damages liability (both compensatory and punitive), injunctive and other forms of equitable relief, including without limitation abatement and disgorgement of profits, civil penalties and liability for fees and costs of suits, that, while we believe remote, could have a material adverse effect on the company’s results of operations and financial condition. Management believes that these proceedings are legally and factually meritless and detract from constructive efforts to address the important policy issues presented by climate change, and will vigorously defend against such proceedings.
Louisiana
Seven coastal parishes and the State of Louisiana have filed lawsuits in Louisiana against numerous oil and gas companies seeking damages for coastal erosion in or near oil fields located within Louisiana’s coastal zone under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA). Chevron entities are defendants in 39 of these cases. The lawsuits allege that the defendants’ historical operations were conducted without necessary permits or failed to comply with permits obtained and seek damages and other relief, including the costs of restoring coastal wetlands allegedly impacted by oil field operations. As of the first quarter of 2023, the Supreme Court has denied petition for writ of certiorari on jurisdictional questions impacting certain of these cases, and those cases have been or will be remanded to Louisiana state court. These cases are progressing to trial in state court, with the first trial scheduled to begin as early as the fourth quarter of 2023. Jurisdictional questions are still being decided for other cases that remain in Federal court at this time. Plaintiffs’ SLCRMA theories are unprecedented; thus, there remains significant uncertainty about the scope of the claims and alleged damages and any potential effects on the company’s results of operations and financial condition. Management believes that the claims lack legal and factual merit and will continue to vigorously defend against such proceedings.
Note 11. Other Contingencies and Commitments
Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated. Refer to Note 9 Income Taxes for a discussion of the periods for which tax returns have been audited for the company’s major tax jurisdictions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The fair value hierarchy for assets and liabilities measured at fair value at March 31, 2023, and December 31, 2022, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At March 31, 2023				At December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$130	$130	$—	$—	$223	$223	$—	$—
Derivatives - not designated	157	87	70	—	184	111	73	—
Derivatives - designated	2	2	—	—	—	—	—	—
Total Assets at Fair Value	$289	$219	$70	$—	$407	$334	$73	$—
Derivatives - not designated	103	74	29	—	43	33	10	—
Derivatives - designated	—	—	—	—	15	15	—	—
Total Liabilities at Fair Value	$103	$74	$29	$—	$58	$48	$10	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at March 31, 2023.
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
Assets and liabilities carried at fair value at March 31, 2023, and December 31, 2022, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $15.7 billion and $17.7 billion at March 31, 2023, and December 31, 2022, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at March 31, 2023.
Restricted Cash had a carrying/fair value of $1.2 billion and $1.4 billion at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream decommissioning activities, tax payments and a financing program, which are reported in “Prepaid expenses and other current assets” and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term debt, purchase price fair value adjustments and finance lease obligations, of $15.3 billion and $16.3 billion at March 31, 2023, and December 31, 2022, respectively. The fair value of long-term debt for the company was $14.3 billion and $15.0 billion at March 31, 2023 and December 31, 2022, respectively. Long-term debt primarily includes corporate issued bonds, classified as Level 1 and are $13.9 billion for the period. The fair value of other long-term debt classified as Level 2 is $398 million.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at March 31, 2023, and December 31, 2022, were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Properties, plant and equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in first quarter 2023.
Investments and advances The company did not have any individually material impairments of investments and advances measured at fair value on a nonrecurring basis to report in first quarter 2023.
Note 13. Financial and Derivative Instruments
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
Derivative instruments measured at fair value at March 31, 2023, and December 31, 2022, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives (Millions of dollars)
Type of Contract	Balance Sheet Classification	At March 31, 2023	At December 31, 2022
Commodity	Accounts and notes receivable, net	$153	$175
Commodity	Long-term receivables, net	6	9
Total Assets at Fair Value		$159	$184
Commodity	Accounts payable	$82	$46
Commodity	Deferred credits and other noncurrent obligations	21	12
Total Liabilities at Fair Value		$103	$58

Consolidated Statement of Income: The Effect of Derivatives (Millions of dollars)
Type of		Gain / (Loss) Three Months Ended March 31
Contract	Statement of Income Classification	2023	2022
Commodity	Sales and other operating revenues	$(97)	$(873)
Commodity	Purchased crude oil and products	18	(105)
Commodity	Other income	(6)	1
		$(85)	$(977)
The amount reclassified from Accumulated Other Comprehensive Losses (AOCL) to Sales and other operating revenues from designated hedges for the reporting period was $15 million compared with no impact in the same period of the prior year. At March 31, 2023, before-tax deferred gains in Accumulated Other Comprehensive Losses related to outstanding crude oil price hedging contracts were $2 million, of which all is expected to be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.
The following table represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at March 31, 2023, and December 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities (Millions of dollars)
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At March 31, 2023
Derivative Assets - not designated	$1,999	$1,842	$157	$—	$157
Derivative Assets - designated	$16	$14	$2	$—	$2
Derivative Liabilities - not designated	$1,945	$1,842	$103	$—	$103
Derivative Liabilities - designated	$14	$14	$—	$—	$—
At December 31, 2022
Derivative Assets - not designated	$2,591	$2,407	$184	$5	$179
Derivative Assets - designated	$8	$8	$—	$—	$—
Derivative Liabilities - not designated	$2,450	$2,407	$43	$—	$43
Derivative Liabilities - designated	$23	$8	$15	$—	$15
Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for “a right of offset.”
Note 14. Revenue
“Sales and other operating revenue” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $12.7 billion and $14.2 billion at March 31, 2023, and December 31, 2022, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of ASC 606.
Note 15. Financial Instruments - Credit Losses
Chevron’s expected credit loss allowance balance was $951 million as of March 31, 2023 and $1.0 billion as of December 31, 2022, with a majority of the allowance relating to non-trade receivable balances.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $16.7 billion as of March 31, 2023, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring prepayments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days.
Chevron’s non-trade receivable balance was $4.4 billion as of March 31, 2023, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid as per contract terms or not yet due are subject to the statistical analysis described above while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk. Equity affiliate loans are also considered non-trade and associated allowances of $560 million are included within Investments and Advances on the Consolidated Balance Sheet at both March 31, 2023, and December 31, 2022.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2023 Compared with First Quarter 2022
Key Financial Results

Earnings by Business Segment
	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
Upstream
United States	$1,781	$3,238
International	3,380	3,696
Total Upstream	5,161	6,934
Downstream
United States	977	486
International	823	(155)
Total Downstream	1,800	331
Total Segment Earnings	6,961	7,265
All Other	(387)	(1,006)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$6,574	$6,259

(1) Includes foreign currency effects.	$(40)	$(218)
(2) Income (loss) net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for first quarter 2023 was $6.6 billion ($3.46 per share — diluted), compared with $6.3 billion ($3.22 per share — diluted) in the first quarter of 2022.
Upstream earnings in first quarter 2023 were $5.2 billion compared with $6.9 billion in the corresponding 2022 period. The decrease was mainly due to lower realizations.
Downstream earnings in first quarter 2023 were $1.8 billion compared with $331 million in the corresponding 2022 period. The increase was mainly due to higher margins on refined product sales, partially offset by higher operating expenses and lower earnings from the 50 percent-owned Chevron Phillips Chemical Company (CPChem).
Refer to “Results of Operations” for additional discussion of results by business segment and “All Other” activities for the first quarter of 2023 versus the same periods in 2022.
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
Significant uncertainty remains as to the pace and extent to which the transition to a lower carbon future will progress, which is dependent, in part, on further advancements and changes in policy, technology, and customer and consumer preferences. The level of expenditure required to comply with new or potential climate change-related laws and regulations and the amount of additional investments needed in new or existing technology or facilities, such as carbon capture and storage, is difficult to predict with certainty and is expected to vary depending on the actual laws and regulations enacted, available technology options, customer and consumer preferences, the company’s activities, and market conditions. Although the future is uncertain, many published outlooks conclude that fossil fuels will remain a significant part of an energy system that increasingly incorporates lower carbon sources of supply for many years to come.
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
Chevron’s previously disclosed 2050 net zero upstream aspiration, carbon intensity targets and planned lower-carbon capital spend through 2028 can be found on pages 33 through 34 of the company’s 2022 Annual Report on Form 10-K.
Income Taxes The effective tax rate for the company can change substantially during periods of significant earnings volatility. This is due to the mix effects that are impacted by both the absolute level of earnings or losses and whether they arise in higher or lower tax rate jurisdictions. As a result, a decline or increase in the effective income tax rate in one period may not be indicative of expected results in future periods. Additional information related to the company’s effective income tax rate is included in Note 9 Income Taxes to the Consolidated Financial Statements.

Supply Chain and Inflation Impacts The company is actively managing its contracting, procurement, and supply chain activities to effectively manage costs and facilitate supply chain resiliency and continuity in support of the company’s operational goals. Third party costs for capital and operating expenses can be subject to external factors beyond the company’s control including, but not limited to: severe weather or civil unrest, delays in construction, global and local supply chain distribution issues, inflation, tariffs or other taxes imposed on goods or services, and market-based prices charged by the industry’s material and service providers. Chevron utilizes contracts with various pricing mechanisms, which may result in a lag before the company’s costs reflect changes in market trends.
Inflation continued to be a key factor, although costs are rising at a lower rate than last year. For key oil and gas industry inputs (e.g., rigs, well services, etc.), markets are likely to remain tight. Contracts for labor intensive operations also face a risk of upward pricing pressure due to a shortage of skilled workers. In contrast, inflationary pressures have started to reduce for non-oil and gas specific goods and services as a result of a slowdown in economic activity. Chevron believes it is well positioned to manage its costs effectively, in large part due to indexed contracts and secured supplies for critical inputs.
Other Impacts The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value and to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. Asset dispositions and restructurings may result in significant gains or losses in future periods.
The company closely monitors developments in the financial and credit markets, the level of worldwide economic activity, and the implications for the company of movements in commodity prices and downstream margins. Management takes these developments into account in the conduct of daily operations and for business planning.
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
The longer-term trend in earnings for the upstream segment is also a function of other factors, including the company’s ability to find or acquire and efficiently produce crude oil and natural gas, changes in fiscal terms of contracts, the pace and extent of the energy transition, and changes in tax, environmental and other applicable laws and regulations.
Chevron has interests in Venezuelan assets operated by independent affiliates. Chevron has been conducting limited activities in Venezuela consistent with the authorization provided pursuant to general licenses issued by the United States government. In fourth quarter 2022, Chevron received License 41 from the United States government, enabling the company to resume activity in Venezuela subject to certain limitations. The financial results for Chevron’s business in Venezuela are being recorded as non-equity investments since 2020, where income is only recognized when cash is received and production and reserves are not included in the company’s results. Crude oil liftings in Venezuela started in first quarter 2023, which has and could continue to result in a positive contribution to the company’s results.
Governments (including Russia) have imposed and may impose additional sanctions and other trade laws, restrictions and regulations that could lead to disruption in our ability to produce, transport and/or export crude in the region around Russia. An adverse effect on Caspian Pipeline Consortium (CPC) operations could have a negative impact on the Tengiz field in Kazakhstan and the company’s results of operations and financial position. The financial impacts of such risks, including presently imposed sanctions, are not currently material for the company; however, it remains uncertain how long these conditions may last or how severe they may become.
The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $101 per barrel for the full-year 2022. During the first quarter of 2023, Brent averaged $81 per barrel and ended April at about $82. The WTI price averaged $95 per barrel for the full-year 2022. During the first quarter of 2023, WTI averaged $76 per barrel and ended April at about $77. The majority of the company’s equity crude production is priced based on the Brent and WTI benchmarks. Crude prices decreased in March 2023 relative to first two months of 2023 due to concerns over the possible economic impacts associated with banking failures in the U.S. and Europe and potential impacts of future rate increases by the U.S. Federal Reserve Bank. Crude prices briefly increased in early April 2023 following the announcement of OPEC+ production cuts and have subsequently declined. (See page 30 for the company’s average U.S. and international crude oil sales prices.)
In contrast to price movements in the global market for crude oil, price changes for natural gas are also impacted by seasonal supply, demand and infrastructure conditions in regional and local markets. In the U.S., prices at Henry Hub averaged $2.79 per thousand cubic feet (MCF) for the first three months of 2023, compared with $4.53 during the first three months of 2022. Robust domestic production and lower demand due to milder weather and liquefaction capacity outages have resulted in lower prices at Henry Hub this year. At the end of April 2023, the Henry Hub spot price was $2.17 per MCF.
Outside the U.S., price changes for natural gas also depend on a wide range of supply, demand and regulatory circumstances. The company’s long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG assets is committed under binding long-term contracts, with some sold in the spot LNG market. International natural gas realizations averaged $9.00 per MCF during the first three months of 2023, compared with $8.87 per MCF in the same period last year. (See page 30 for the company’s average natural gas sales prices for the U.S. and international regions.)
Production The company’s worldwide net oil-equivalent production in the first three months of 2023 averaged 2.98 million barrels per day, a decrease of 3 percent from the first three months of 2022 primarily due to the end of the Erawan concession in Thailand. About 28 percent of the company’s net oil-equivalent production in the first three months of 2023 occurred in the OPEC+ member countries of Angola, Equatorial Guinea, Kazakhstan, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait and Republic of Congo.
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
The company’s most significant marketing areas are the West Coast and Gulf Coast of the United States and Asia Pacific. Chevron operates or has significant ownership interests in refineries in each of these areas. Additionally, the company has a growing presence in renewable fuels.
California Senate Bill SBx1-2, signed into law on March 28, 2023, authorizes the California Energy Commission (CEC) to establish a “maximum gross gasoline refining margin” with respect to certain of the company’s downstream activities in California, as well as establish fees for refiners for exceeding this margin. The law further expands on existing reporting requirements for refiners to the CEC. It is uncertain whether, or when, the CEC will establish a maximum gross gasoline refining margin and impose associated fees. We will evaluate the impact that SBx1-2 and any associated forthcoming CEC regulations may have on our current or anticipated future operations in California and results of operations when the regulations have been promulgated.
Refer to the “Results of Operations” section beginning on page 27 for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Refer to “Cautionary Statements Relevant to Forward-Looking Information” on page 2 and to “Risk Factors” on pages 20 through 26 of the company’s 2022 Annual Report on Form 10-K for a discussion of some of the inherent risks that could materially impact the company’s results of operations or financial condition.
Noteworthy Developments
Certain noteworthy developments in recent months included the following:
•United States – Announced an agreement to install new technologies on the company’s LNG vessels that are intended to reduce the carbon intensity of its LNG fleet operations.
•United States – Announced an expansion of the Bayou Bend carbon capture and sequestration project in the U.S. Gulf Coast through an acquisition of nearly 100,000 acres of pore space, positioning Bayou Bend to become one of the largest carbon storage projects in the U.S.
•United States – Announced commercial collaboration to purchase next generation renewable feedstocks that are intended to benefit farmers and increase supplies to meet a growing demand for lower carbon renewable fuels.
•United States – Winning bids submitted on 75 exploration blocks in Gulf of Mexico lease sale 259, subject to final government approval.
•United States – Achieved first oil at the Mad Dog 2 project in the Gulf of Mexico.

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
Upstream

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
U.S. Upstream Earnings	$1,781	$3,238
U.S. upstream reported earnings of $1.8 billion in first quarter 2023, compared with $3.2 billion from a year earlier. The decrease was primarily due to lower realizations of $1.2 billion.
The average realization per barrel for U.S. crude oil and natural gas liquids in first quarter 2023 was $59, compared with $77 a year earlier. The average natural gas realization in first quarter 2023 was $2.58 per thousand cubic feet, compared with $4.10 in the 2022 period.
Net oil-equivalent production of 1.17 million barrels per day in first quarter 2023 was down 17,000 barrels per day, or 1 percent, from a year earlier. The decrease was primarily due to the sale of Eagle Ford assets. The net liquids component of oil-equivalent production of 877,000 barrels per day in first quarter 2023 was flat from the corresponding 2022 period. Net natural gas production of 1.74 billion cubic feet per day in first quarter 2023 decreased 5 percent from the 2022 period.

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
International Upstream Earnings*	$3,380	$3,696

* Includes foreign currency effects	$(56)	$(144)
International upstream operations earned $3.4 billion in first quarter 2023, compared with $3.7 billion a year ago. The decrease in earnings was primarily due to lower realizations of $400 million, higher tax charges related to changes in the energy profits levy in the United Kingdom of $130 million, lower sales volumes of $80 million, partially offset by lower operating expenses of $260 million. Foreign currency effects had a favorable impact on earnings of $88 million between periods.
The average sales price for crude oil and natural gas liquids in first quarter 2023 was $69 per barrel, down from $93 a year earlier. The average sales price of natural gas was $9.00 per thousand cubic feet in first quarter 2023, compared with $8.87 in the 2022 period.
Net oil-equivalent production of 1.81 million barrels per day in first quarter 2023 was down 64,000 barrels per day from first quarter 2022. The decrease was primarily due to lower production following expiration of the Erawan concession in Thailand.
The net liquids component of oil-equivalent production of 849,000 barrels per day in first quarter 2023 decreased 1 percent from the 2022 period. Net natural gas production of 5.78 billion cubic feet per day in first quarter 2023 decreased 6 percent from the 2022 period.

Downstream

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
U.S. Downstream Earnings	$977	$486
U.S. downstream reported earnings of $977 million in first quarter 2023, compared with $486 million a year earlier. The increase was mainly due to higher margins on refined product sales of $860 million, partially offset by higher operating expenses of $170 million and lower earnings from the 50 percent-owned CPChem of $160 million.
Refinery crude oil input in first quarter 2023 decreased 3 percent to 890,000 barrels per day from first quarter of 2022. The decrease was primarily due to planned turnarounds at the El Segundo, California refinery.
Refined product sales in first quarter 2023 were up 3 percent to 1.25 million barrels per day. The increase was mainly due to higher jet fuel demand and higher renewable fuel sales following the Renewable Energy Group, Inc. acquisition.

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
International Downstream Earnings*	$823	$(155)

* Includes foreign currency effects	$18	$23
International downstream reported earnings of $823 million in first quarter 2023, compared with a $155 million loss a year earlier. The increase in earnings was mainly due to higher margins on refined product sales of $1.2 billion, partially offset by higher operating expenses of $230 million.
Refinery crude oil input of 628,000 barrels per day in first quarter 2023 increased 1 percent from the year-ago period due to increased refinery runs in response to higher demand.
Total refined product sales in first quarter 2023 increased 10 percent to 1.46 million barrels per day from the corresponding 2022 period. The increase was mainly due to higher jet fuel demand as travel restrictions associated with the COVID-19 pandemic continue to ease.
All Other

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
Earnings/(Charges)*	$(387)	$(1,006)

* Includes foreign currency effects	$(2)	$(97)
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in first quarter 2023 were $387 million, compared to $1.0 billion a year earlier. The decrease in net charges between periods was mainly due to lower stock-based employee benefit costs and lower pension settlement costs. Foreign currency effects decreased net charges by $95 million between periods.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
Sales and other operating revenues	$48,842	$52,314
Sales and other operating revenues decreased for the first quarter mainly due to lower commodity prices.

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
Income from equity affiliates	$1,588	$2,085
Income from equity affiliates in the first quarter decreased mainly due to lower upstream-related earnings from TCO in Kazakhstan and Angola LNG and lower downstream-related earnings from CPChem, partially offset by higher earnings from GS Caltex in South Korea.

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
Other income (loss)	$363	$(26)
Other income for the first quarter increased due to a favorable swing in foreign currency effects and higher interest income, partially offset by lower gains on asset sales.

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
Purchased crude oil and products	$29,407	$33,411
Purchased crude oil and products decreased for the first quarter primarily due to lower crude oil prices.

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
Operating, selling, general and administrative expenses	$6,902	$6,605
Operating, selling, general and administrative expenses in the first quarter increased primarily due to higher transportation expenses and higher services and fees, partially offset by lower employee benefit expenses.

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
Exploration expenses	$190	$209
Exploration expenses in the first quarter decreased primarily due to lower charges for well write-offs.

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
Depreciation, depletion and amortization	$3,526	$3,654

Depreciation, depletion and amortization expenses for the first quarter decreased primarily due to lower production and lower rates.

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
Taxes other than on income	$1,096	$1,240
Taxes other than on income for the first quarter decreased mainly due to lower taxes on production and lower excise taxes.

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
Interest and debt expense	$115	$136
Interest and debt expenses for the first quarter decreased mainly due to lower debt balances, partially offset by higher interest rates on variable rate bonds.

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
Other components of net periodic benefit costs	$38	$64
Other components of net periodic benefit costs for the first quarter decreased primarily due to lower pension settlement costs as fewer lump-sum pension distributions were made in the current year.

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
Income tax expense/(benefit)	$2,914	$2,777
The increase in income tax expense for first quarter 2023 of $137 million is due to the increase in total income before tax for the company of $465 million. The increase in income before taxes for the company is primarily the result of higher downstream margins partially offset by lower upstream realizations.
U.S. income before tax decreased from $3.7 billion in first quarter 2022 to $3.1 billion in first quarter 2023. This $655 million decrease in income was primarily driven by lower upstream realizations partially offset by higher downstream margins and had a direct impact on the company’s U.S. income tax, resulting in a decrease in tax expense of $161 million between year-over-year periods, from $900 million in 2022 to $739 million in 2023.
International income before tax increased from $5.3 billion in first quarter 2022 to $6.4 billion in first quarter 2023. This $1.1 billion increase in income was primarily driven by higher downstream margins partially offset by lower upstream realizations. The increase in income primarily drove the $298 million increase in international income tax expense between year-over-year periods, from $1.9 billion in 2022 to $2.2 billion in 2023.
Additional information related to the company’s effective income tax rate is included in Note 9 Income Taxes to the Consolidated Financial Statements.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
	Three Months Ended March 31
	2023	2022
U.S. Upstream
Net crude oil and natural gas liquids production (MBPD)	877	880
Net natural gas production (MMCFPD)(3)	1,742	1,828
Net oil-equivalent production (MBOEPD)	1,167	1,184
Sales of natural gas (MMCFPD)	4,096	4,441
Sales of natural gas liquids (MBPD)	298	269
Revenue from net production
Liquids ($/Bbl)	$59.06	$76.60
Natural gas ($/MCF)	$2.58	$4.10
International Upstream
Net crude oil and natural gas liquids production (MBPD)(4)	849	856
Net natural gas production (MMCFPD)(3)	5,775	6,119
Net oil-equivalent production (MBOEPD)(4)	1,812	1,876
Sales of natural gas (MMCFPD)	5,785	4,872
Sales of natural gas liquids (MBPD)	91	97
Revenue from liftings
Liquids ($/Bbl)	$68.89	$93.31
Natural gas ($/MCF)	$9.00	$8.87
U.S. and International Upstream
Total net oil-equivalent production (MBOEPD)(4)	2,979	3,060
U.S. Downstream
Gasoline sales (MBPD)(5)	609	644
Other refined product sales (MBPD)	643	573
Total refined product sales (MBPD)	1,252	1,217
Sales of natural gas (MMCFPD)	31	20
Sales of natural gas liquids (MBPD)	20	31
Refinery crude oil input (MBPD)	890	915
International Downstream
Gasoline sales (MBPD)(5)	297	281
Other refined product sales (MBPD)	780	693
Share of affiliate sales (MBPD)	383	353
Total refined product sales (MBPD)	1,460	1,327
Sales of natural gas (MMCFPD)	3	3
Sales of natural gas liquids (MBPD)	137	120
Refinery crude oil input (MBPD)	628	619
(1) Includes company share of equity affiliates.
(2)  MBPD — thousands of barrels per day; MMCFPD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOEPD — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFPD):
United States	48	57
International	531	551
(4) Includes net production of synthetic oil:
Canada	51	39
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $15.8 billion at March 31, 2023 and $17.9 billion at year-end 2022. The company holds its cash with a diverse group of major financial institutions and has processes and safeguards in place to manage its cash balances and mitigate the risk of loss. Cash provided by operating activities in the first three months of 2023 was $7.2 billion, compared with $8.1 billion in the year-ago period. Capital expenditures totaled $3.0 billion in the first three months of 2023, up $1.1 billion from the year-ago period. Proceeds and deposits related to asset sales and returns of investment totaled $131 million and $88 million, respectively, in the first three months of 2023, compared to $747 million and $536 million, respectively, in the year-ago period. Cash provided by financing activities includes proceeds from shares issued for stock option exercises of $146 million in the first three months of 2023, compared with $4.6 billion in the year-ago period.
Dividends The company paid dividends of $2.9 billion to common stockholders during the first three months of 2023. In April 2023, the company declared a quarterly dividend of $1.51 per common share, payable in June 2023.
Debt and Finance Lease Liabilities Chevron’s total debt and finance lease liabilities were $23.2 billion at March 31, 2023, down slightly from $23.3 billion at December 31, 2022.
The company’s debt and finance lease liabilities due within one year, consisting primarily of the current portion of long-term debt and redeemable long-term obligations, totaled $6.9 billion at March 31, 2023, and $6.0 billion at December 31, 2022. Of these amounts, $4.0 billion was reclassified to long-term at March 31, 2023, and $4.1 billion was reclassified to long-term at December 31, 2022. At March 31, 2023, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
The company has access to a commercial paper program as a financing source for working capital or other short-term needs. The company had no outstanding commercial paper as of March 31, 2023.
At March 31, 2023, the company had $8.5 billion in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities allow the company to convert any amounts outstanding into a term loan for a period of up to one year. This supports commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the Secured Overnight Financing Rate (SOFR), or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at March 31, 2023. In addition, the company has an automatic shelf registration statement that expires in August 2023 for an unspecified amount of nonconvertible debt securities issued by Chevron Corporation or CUSA.
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

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$25,553	$126,911
Sales and other operating revenues - related party	10,887	50,082
Total costs and other deductions	24,863	121,757
Total costs and other deductions - related party	9,321	43,042
Net income (loss)	$5,570	$15,043

	At March 31, 2023	At December 31, 2022
	(Millions of dollars) (unaudited)
Current assets	$23,714	$28,781
Current assets - related party	11,315	12,326
Other assets	51,277	50,505
Current liabilities	21,285	22,663
Current liabilities - related party	116,682	118,277
Other liabilities	26,344	27,353
Total net equity (deficit)	$(78,005)	$(76,681)
Common Stock Repurchase Program The Board of Directors authorized a stock repurchase program in 2019 with a maximum dollar limit of $25 billion and no set term limits (the “2019 Program”). In the first quarter of 2023, the company repurchased 22.4 million shares for $3.75 billion. In the aggregate, the company repurchased 153.8 million shares for $21.8 billion under the 2019 Program, which terminated on March 31, 2023 after completion of the company’s repurchases in first quarter 2023.
On January 25, 2023, the Board of Directors authorized the repurchase of the company’s shares of common stock in an aggregate amount of $75 billion (the “2023 Program”). The 2023 Program took effect on April 1, 2023, and does not have a fixed expiration date. The company currently expects to repurchase $4.375 billion of its common stock during the second quarter of 2023 under the 2023 Program.
Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the company’s shares, general market and economic conditions, and other factors. The stock repurchase program and any forward guidance as to expected repurchases do not obligate the company to acquire any particular amount of common stock, and the program may be discontinued or resumed at any time.
Noncontrolling Interests The company had noncontrolling interests of $985 million at March 31, 2023 and $960 million at December 31, 2022. Included within noncontrolling interests is $145 million at March 31, 2023 and $142 million at December 31, 2022 of redeemable noncontrolling interest.

Financial Ratios and Metrics

	At March 31, 2023	At December 31, 2022
Current Ratio (1)	1.4	1.5
Debt Ratio	12.7%	12.8%
Net Debt Ratio (2)	4.4%	3.3%
(1) At March 31, 2023, the book value of inventory was lower than replacement cost.
(2) Net Debt Ratio for March 31, 2023 is calculated as short-term debt of $2.9 billion plus long-term debt of $20.3 billion (together, “total debt”) less cash and cash equivalents of $15.7 billion and marketable securities of $130 million as a percentage of total debt less cash and cash equivalents and marketable securities, plus Chevron Corporation Stockholders’ Equity of $159.4 billion. For the December 31, 2022 calculation, please refer to page 49 of Chevron’s 2022 Annual Report on Form 10-K.

	Three Months Ended March 31
	2023	2022
	(Millions of dollars)
Net cash provided by operating activities	$7,205	$8,055
Less: Capital expenditures	(3,038)	(1,960)
Free Cash Flow	$4,167	$6,095
Pension Obligations Information related to pension plan contributions is included in Note 7 Employee Benefits to the Consolidated Financial Statements.
Capital Expenditures The company’s capital expenditures (capex) primarily includes additions to fixed assets or investments for the company’s consolidated subsidiaries and is disclosed in the Consolidated Statement of Cash Flows. Capex was $3.0 billion in the first three months of 2023, compared with $2.0 billion in the corresponding 2022 period due to higher spend in the United States.
Affiliate Capital Expenditures The company’s affiliate capital expenditures (affiliate capex) primarily includes additions to fixed assets or investments in the equity affiliate’s financial statements and does not require cash outlays by the company. Affiliate capex was $869 million in the first three months of 2023, compared with $725 million in the corresponding 2022 period.

Capex and Affiliate Capex by Business Segment
	Three Months Ended March 31
	2023	2022
Capex	(Millions of dollars)
United States
Upstream	$1,918	$1,287
Downstream	331	123
All Other	31	42
Total United States	2,280	1,452
International
Upstream	722	480
Downstream	30	27
All Other	6	1
Total International	758	508
Capex	$3,038	$1,960
Affiliate Capex
Upstream	$639	$577
Downstream	230	148
Affiliate Capex	$869	$725

Contingencies and Significant Litigation
Ecuador Information related to Ecuador matters is included in Note 10 Litigation under the heading “Ecuador.”
Climate Change Information related to climate change-related matters is included in Note 10 Litigation under the heading “Climate Change.”
Louisiana Information related to Louisiana coastal matters is included in Note 10 Litigation under the heading “Louisiana.”
Income Taxes Information related to income tax contingencies is included in Note 9 Income Taxes and in Note 11 Other Contingencies and Commitments under the heading “Income Taxes.”
Guarantees Information related to the company’s guarantees is included in Note 11 Other Contingencies and Commitments under the heading “Guarantees.”
Indemnifications Information related to indemnifications is included in Note 11 Other Contingencies and Commitments under the heading “Indemnifications.”
Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements Information related to the company’s long-term unconditional purchase obligations and commitments is included in Note 11 Other Contingencies and Commitments under the heading “Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements.”
Environmental Information related to environmental matters is included in Note 11 Other Contingencies and Commitments under the heading “Environmental.”
Other Contingencies Information related to the company’s other contingencies is included in Note 11 Other Contingencies and Commitments under the heading “Other Contingencies.”
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended March 31, 2023, does not differ materially from that discussed under Item 7A of Chevron’s 2022 Annual Report on Form 10-K.
Item 4.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2023.
(b) Changes in internal control over financial reporting
During the quarter ended March 31, 2023, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
Item 103 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission (SEC) requires disclosure of certain legal proceedings that involve governmental authorities as a party and that the company reasonably believes would result in $1.0 million or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment.
During the quarter ended March 31, 2023, there were no new such proceedings or material developments that occurred with respect to governmental proceedings previously reported but still unresolved.
Please see information related to other legal proceedings in Note 10 Litigation.
Item 1A.Risk Factors
Some inherent risks could materially impact the company’s financial results of operations or financial condition. Information about risk factors for the three months ended March 31, 2023, does not differ materially from that set forth under the heading “Risk Factors” on pages 20 through 26 of the company’s 2022 Annual Report on Form 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2019 Program (2)(3) (Billions of dollars)
January 1 – January 31, 2023	6,854,681	$177.54	6,851,000	$5.7
February 1 – February 28, 2023	7,164,292	$166.99	7,151,100	$4.5
March 1 – March 31, 2023	8,399,671	$159.48	8,399,671	$3.2
Total	22,418,644	$167.40	22,401,771
(1)Includes common shares repurchased from participants in the company’s deferred compensation plans for personal income tax withholdings.
(2)Refer to “Liquidity and Capital Resources” for additional information regarding the company’s authorized stock repurchase programs.
(3)The 2019 Program terminated on March 31, 2023, and was replaced by the 2023 Program. Accordingly, the remaining authorization under the 2019 Program of $3.2 billion expired on March 31, 2023. Effective April 1, 2023, $75 billion of shares of common stock was available for repurchase under the 2023 Program.

Item 5.Other Information
Rule 10b5-1 Plan Elections
Michael K. Wirth, Chairman of the Board and Chief Executive Officer, entered into a pre-arranged stock trading plan on February 21, 2023. Mr. Wirth’s plan provides for the potential exercise of vested stock options and the associated sale of up to 164,600 shares of Chevron common stock between May 23, 2023 and February 16, 2024.
This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and Chevron’s policies regarding transactions in Chevron securities.

Item 6.Exhibits

Exhibit Index
Exhibit Number	Description
10.1+
Form of Performance Share Award Agreement under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.1 to Chevron Corporation’s Current Report on Form 8-K filed January 27, 2023, and incorporated herein by reference.

10.2+
Form of Standard Restricted Stock Unit Award Agreement (Share Settled) under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.2 to Chevron Corporation’s Current Report on Form 8-K filed January 27, 2023, and incorporated herein by reference.

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

10.5+
Form of Special Restricted Stock Unit Award Agreement (Cash Settled) under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.5 to Chevron Corporation’s Current Report on Form 8-K filed January 27, 2023, and incorporated herein by reference.

10.6+
Form of Non-Qualified Stock Options Award Agreement under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.6 to Chevron Corporation’s Current Report on Form 8-K filed January 27, 2023, and incorporated herein by reference.

10.7+
Form of Stock Appreciation Right Award Agreement under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.7 to Chevron Corporation’s Current Report on Form 8-K filed January 27, 2023, and incorporated herein by reference.

10.8+
General Release and Separation Agreement, dated February 15, 2023, by and between Chevron Corporation and James W. Johnson, filed as Exhibit 10.30 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, and incorporated herein by reference.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
32.1**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Executive Officer
32.2**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Financial Officer
101*	Interactive data files (formatted as Inline XBRL)
104*	Cover Page Interactive Data File (contained in Exhibit 101)
____________________________________________
+ Indicates a management contract or compensatory plan or arrangement.
*    Filed herewith.
**     Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVRON CORPORATION (REGISTRANT)

/S/ ALANA K. KNOWLES
Alana K. Knowles, Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: May 4, 2023