Form 10-Q
period 2023-06-30
CHEVRON CORP
filed 2023-08-03
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

There were 1,867,245,218 shares of the company’s common stock outstanding on June 30, 2023.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2023 and 2022	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2023 and 2022	4
	Consolidated Balance Sheet at June 30, 2023 and December 31, 2022	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2023 and 2022	6
	Consolidated Statement of Equity for the Three and Six Months Ended June 30, 2023 and 2022	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signature		41

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
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for the company’s products, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries and other producing countries; technological advancements; changes to government policies in the countries in which the company operates; public health crises, such as pandemics (including coronavirus (COVID-19)) and epidemics, and any related government policies and actions; disruptions in the company’s global supply chain, including supply chain constraints and escalation of the cost of goods and services; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic, market and political conditions, including the military conflict between Russia and Ukraine and the global response to such conflict; changing refining, marketing and chemicals margins; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; development of large carbon capture and offset markets; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes undertaken or required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from pending or future litigation; the ability to successfully satisfy the requisite closing conditions and consummate the proposed acquisition of PDC Energy, Inc.; the ability to successfully integrate the operations of Chevron and PDC Energy and achieve the anticipated benefits from the transaction, including the expected incremental annual free cash flow; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, taxes and tax audits, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; higher inflation and related impacts; material reductions in corporate liquidity and access to debt markets; the receipt of required Board authorizations to implement capital allocation strategies, including future stock repurchase programs and dividend payments; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 20 through 26 of the company's 2022 Annual Report on Form 10-K and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$47,216	$65,372	$96,058	$117,686
Income (loss) from equity affiliates	1,240	2,467	2,828	4,552
Other income (loss)	440	923	803	897
Total Revenues and Other Income	48,896	68,762	99,689	123,135
Costs and Other Deductions
Purchased crude oil and products	28,984	40,684	58,391	74,095
Operating expenses	6,057	6,318	12,078	11,956
Selling, general and administrative expenses	1,128	863	2,009	1,830
Exploration expenses	169	196	359	405
Depreciation, depletion and amortization	3,521	3,700	7,047	7,354
Taxes other than on income	1,041	882	2,137	2,122
Interest and debt expense	120	129	235	265
Other components of net periodic benefit costs	39	(13)	77	51
Total Costs and Other Deductions	41,059	52,759	82,333	98,078
Income (Loss) Before Income Tax Expense	7,837	16,003	17,356	25,057
Income Tax Expense (Benefit)	1,829	4,288	4,743	7,065
Net Income (Loss)	6,008	11,715	12,613	17,992
Less: Net income (loss) attributable to noncontrolling interests	(2)	93	29	111
Net Income (Loss) Attributable to Chevron Corporation	$6,010	$11,622	$12,584	$17,881
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$3.22	$5.98	$6.70	$9.21
- Diluted	$3.20	$5.95	$6.66	$9.17
Weighted Average Number of Shares Outstanding (000s)
- Basic	1,867,165	1,947,703	1,879,363	1,941,719
- Diluted	1,875,508	1,957,109	1,888,077	1,950,860

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Millions of dollars)
Net Income (Loss)	$6,008	$11,715	$12,613	$17,992
Currency translation adjustment	(7)	(37)	—	(48)
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	1	—	(3)	—
Derivatives
Net derivatives gain (loss) on hedge transactions	(4)	29	(2)	31
Reclassification to net income	(2)	(2)	13	(2)
Income taxes on derivatives transactions	1	(7)	(3)	(7)
Total	(5)	20	8	22
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	48	79	96	237
Actuarial gain (loss) arising during period	—	144	—	283
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(4)	(5)	(7)	(9)
Prior service (costs) credits arising during period	—	—	—	—
Defined benefit plans sponsored by equity affiliates - benefit (cost)	8	12	14	18
Income (taxes) benefit on defined benefit plans	(11)	(52)	(21)	(105)
Total	41	178	82	424
Other Comprehensive Gain (Loss), Net of Tax	30	161	87	398
Comprehensive Income (Loss)	6,038	11,876	12,700	18,390
Comprehensive loss (income) attributable to noncontrolling interests	2	(93)	(29)	(111)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$6,040	$11,783	$12,671	$18,279

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At June 30, 2023	At December 31, 2022
	(Millions of dollars)
Assets
Cash and cash equivalents	$9,292	$17,678
Marketable securities	318	223
Accounts and notes receivable (less allowance: 2023 - $424; 2022 - $457)	19,285	20,456
Inventories:
Crude oil and products	6,398	5,866
Chemicals	516	515
Materials, supplies and other	2,284	1,866
Total inventories	9,198	8,247
Prepaid expenses and other current assets	4,697	3,739
Total Current Assets	42,790	50,343
Long-term receivables (less allowance: 2023 - $342; 2022 - $552)	940	1,069
Investments and advances	46,769	45,238
Properties, plant and equipment, at cost	327,084	327,785
Less: Accumulated depreciation, depletion and amortization	184,316	184,194
Properties, plant and equipment, net	142,768	143,591
Deferred charges and other assets	12,820	12,310
Goodwill	4,722	4,722
Assets held for sale	970	436
Total Assets	$251,779	$257,709
Liabilities and Equity
Short-term debt	$1,269	$1,964
Accounts payable	18,656	18,955
Accrued liabilities	7,262	7,486
Federal and other taxes on income	1,548	4,381
Other taxes payable	1,112	1,422
Total Current Liabilities	29,847	34,208
Long-term debt	20,245	21,375
Deferred credits and other noncurrent obligations	19,980	20,396
Noncurrent deferred income taxes	18,451	17,131
Noncurrent employee benefit plans	3,958	4,357
Total Liabilities*	$92,481	$97,467
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at June 30, 2023 and December 31, 2022)	1,832	1,832
Capital in excess of par value	18,758	18,660
Retained earnings	196,926	190,024
Accumulated other comprehensive losses	(2,711)	(2,798)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (575,431,362 and 527,460,237 shares at June 30, 2023 and December 31, 2022, respectively)	(56,240)	(48,196)
Total Chevron Corporation Stockholders’ Equity	158,325	159,282
Noncontrolling interests (includes redeemable noncontrolling interest of $147 and $142 at June 30, 2023 and December 31, 2022)	973	960
Total Equity	159,298	160,242
Total Liabilities and Equity	$251,779	$257,709

* Refer to Note 11 Other Contingencies and Commitments.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2023	2022
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$12,613	$17,992
Adjustments
Depreciation, depletion and amortization	7,047	7,354
Dry hole expense	143	234
Distributions more (less) than income from equity affiliates	(1,352)	(3,166)
Net before-tax losses (gains) on asset retirements and sales	2	(466)
Net foreign currency effects	103	(225)
Deferred income tax provision	1,461	1,341
Net decrease (increase) in operating working capital	(4,948)	(405)
Decrease (increase) in long-term receivables	133	52
Net decrease (increase) in other deferred charges	(301)	(119)
Cash contributions to employee pension plans	(563)	(775)
Other	(836)	20
Net Cash Provided by Operating Activities	13,502	21,837
Investing Activities
Acquisition of businesses, net of cash received	—	(2,862)
Capital expenditures	(6,795)	(5,144)
Proceeds and deposits related to asset sales and returns of investment	324	2,349
Net sales (purchases) of marketable securities	(91)	(1)
Net repayment (borrowing) of loans by equity affiliates	(189)	29
Net Cash Used for Investing Activities	(6,751)	(5,629)
Financing Activities
Net borrowings (repayments) of short-term obligations	(104)	36
Proceeds from issuances of long-term debt	150	—
Repayments of long-term debt and other financing obligations	(1,742)	(5,689)
Cash dividends - common stock	(5,675)	(5,512)
Net contributions from (distributions to) noncontrolling interests	(3)	(36)
Net sales (purchases) of treasury shares	(7,947)	1,697
Net Cash Provided by (Used for) Financing Activities	(15,321)	(9,504)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(151)	(143)
Net Change in Cash, Cash Equivalents and Restricted Cash	(8,721)	6,561
Cash, Cash Equivalents and Restricted Cash at January 1	19,121	6,795
Cash, Cash Equivalents and Restricted Cash at June 30	$10,400	$13,356

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders’	Controlling	Total
Three Months Ended June 30	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at March 31, 2022	$19,970	$169,059	$(3,652)	$(39,158)	$146,219	$881	$147,100
Treasury stock transactions	13	—	—	—	13	—	13
Net income (loss)	—	11,622	—	—	11,622	93	11,715
Cash dividends ($1.42 per share)	—	(2,766)	—	—	(2,766)	(31)	(2,797)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	161	—	161	—	161
Purchases of treasury shares	—	—	—	(2,500)	(2,500)	—	(2,500)
Issuances of treasury shares	168	—	—	643	811	—	811
Other changes, net	—	(5)	—	—	(5)	65	60
Balance at June 30, 2022	$20,151	$177,909	$(3,491)	$(41,015)	$153,554	$1,008	$154,562

Balance at March 31, 2023	$20,306	$193,738	$(2,741)	$(51,854)	$159,449	$985	$160,434
Treasury stock transactions	42	—	—	—	42	—	42
Net income (loss)	—	6,010	—	—	6,010	(2)	6,008
Cash dividends ($1.51 per share)	—	(2,818)	—	—	(2,818)	—	(2,818)
Stock dividends	—	—	—	—	—	—	—
Other comprehensive income	—	—	30	—	30	—	30
Purchases of treasury shares(2)	—	—	—	(4,419)	(4,419)	—	(4,419)
Issuances of treasury shares	2	—	—	33	35	—	35
Other changes, net	—	(4)	—	—	(4)	(10)	(14)
Balance at June 30, 2023	$20,350	$196,926	$(2,711)	$(56,240)	$158,325	$973	$159,298

Six Months Ended June 30
Balance at December 31, 2021	$18,874	$165,546	$(3,889)	$(41,464)	$139,067	$873	$139,940
Treasury stock transactions	29	—	—	—	29	—	29
Net income (loss)	—	17,881	—	—	17,881	111	17,992
Cash dividends ($2.84 per share)	—	(5,512)	—	—	(5,512)	(36)	(5,548)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	398	—	398	—	398
Purchases of treasury shares	—	—	—	(3,755)	(3,755)	—	(3,755)
Issuances of treasury shares	1,248	—	—	4,204	5,452	—	5,452
Other changes, net	—	(5)	—	—	(5)	60	55
Balance at June 30, 2022	$20,151	$177,909	$(3,491)	$(41,015)	$153,554	$1,008	$154,562

Balance at December 31, 2022	$20,252	$190,024	$(2,798)	$(48,196)	$159,282	$960	$160,242
Treasury stock transactions	80	—	—	—	80	—	80
Net income (loss)	—	12,584	—	—	12,584	29	12,613
Cash dividends ($3.02 per share)	—	(5,675)	—	—	(5,675)	(9)	(5,684)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	87	—	87	—	87
Purchases of treasury shares(2)	—	—	—	(8,207)	(8,207)	—	(8,207)
Issuances of treasury shares	18	—	—	163	181	—	181
Other changes, net		(6)	—	—	(6)	(7)	(13)
Balance at June 30, 2023	$20,350	$196,926	$(2,711)	$(56,240)	$158,325	$973	$159,298

(Number of Shares)	Common Stock - 2023				Common Stock - 2022
Three Months Ended June 30	Issued(3)	Treasury	Outstanding		Issued(3)	Treasury	Outstanding
Balance at March 31	2,442,676,580	(548,461,316)	1,894,215,264		2,442,676,580	(477,863,124)	1,964,813,456
Purchases	—	(27,314,816)	(27,314,816)		—	(15,168,627)	(15,168,627)
Issuances	—	344,770	344,770		—	7,789,985	7,789,985
Balance at June 30	2,442,676,580	(575,431,362)	1,867,245,218		2,442,676,580	(485,241,766)	1,957,434,814

Six Months Ended June 30
Balance at December 31	2,442,676,580	(527,460,237)	1,915,216,343		2,442,676,580	(512,870,523)	1,929,806,057
Purchases	—	(49,733,460)	(49,733,460)		—	(24,065,638)	(24,065,638)
Issuances	—	1,762,335	1,762,335		—	51,694,395	51,694,395
Balance at June 30	2,442,676,580	(575,431,362)	1,867,245,218		2,442,676,580	(485,241,766)	1,957,434,814
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General
Basis of Presentation The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and six-month periods ended June 30, 2023, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron. Prior years’ data have been reclassified in certain cases to conform to the 2023 presentation basis.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2022 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the six months ended June 30, 2023 and 2022 are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)
(Millions of dollars)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
Balance at December 31, 2021	$(162)	$(11)	$—	$(3,716)	$(3,889)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(48)	—	24	231	207
Reclassifications(2) (3)	—	—	(2)	193	191
Net Other Comprehensive Income (Loss)	(48)	—	22	424	398
Balance at June 30, 2022	$(210)	$(11)	$22	$(3,292)	$(3,491)

Balance at December 31, 2022	$(203)	$(12)	$(12)	$(2,571)	$(2,798)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	—	(3)	(5)	14	6
Reclassifications(2) (3)	—	—	13	68	81
Net Other Comprehensive Income (Loss)	—	(3)	8	82	87
Balance at June 30, 2023	$(203)	$(15)	$(4)	$(2,489)	$(2,711)
(1)All amounts are net of tax.
(2)Refer to Note 13 Financial and Derivative Instruments for reclassified components of cash flow hedging.
(3)Refer to Note 7 Employee Benefits for reclassified components, including amortization of actuarial gains or losses, amortization of prior service costs and settlement losses, totaling $89 that are included in employee benefit costs for the six months ended June 30, 2023. Related income taxes for the same period, totaling $21, are reflected in “Income Tax Expense” on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Information Relating to the Consolidated Statement of Cash Flows

	Six Months Ended June 30
	2023	2022
	(Millions of dollars)
Distributions more (less) than income from equity affiliates included the following:
Distributions from equity affiliates	$1,476	$1,386
(Income) loss from equity affiliates	(2,828)	(4,552)
Distributions more (less) than income from equity affiliates	$(1,352)	$(3,166)
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$1,205	$(8,625)
Decrease (increase) in inventories	(951)	(789)
Decrease (increase) in prepaid expenses and other current assets	(1,406)	(479)
Increase (decrease) in accounts payable and accrued liabilities	(531)	8,219
Increase (decrease) in income and other taxes payable	(3,265)	1,269
Net decrease (increase) in operating working capital	$(4,948)	$(405)
Net cash provided by operating activities included the following cash payments:
Interest on debt (net of capitalized interest)	$232	$262
Income taxes	6,616	4,414
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$171	$1,263
Returns of investment from equity affiliates	153	1,086
Proceeds and deposits related to asset sales and returns of investment	$324	$2,349
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$(287)	$(7)
Marketable securities sold	196	6
Net sales (purchases) of marketable securities	$(91)	$(1)
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$(222)	$(20)
Repayment of loans by equity affiliates	33	49
Net repayment (borrowing) of loans by equity affiliates	$(189)	$29
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term debt obligations	$—	$—
Repayments of short-term debt obligations	—	—
Net borrowings (repayments) of short-term debt obligations with three months or less maturity	(104)	36
Net borrowings (repayments) of short-term obligations	$(104)	$36
Net contributions from (distributions to) noncontrolling interests consisted of the following gross amounts:
Distributions to noncontrolling interests	$(9)	$(36)
Contributions from noncontrolling interests	6	—
Net contributions from (distributions to) noncontrolling interests	$(3)	$(36)
Net sales (purchases) of treasury shares consisted of the following gross and net amounts:
Shares issued for share-based compensation plans	$181	$5,452
Shares purchased under share repurchase and deferred compensation plans	(8,128)	(3,755)
Net sales (purchases) of treasury shares	$(7,947)	$1,697
The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The “Other” line in the Operating Activities section includes changes in postretirement benefits obligations and other long-term liabilities.
The company paid dividends of $1.51 per share of common stock in second quarter 2023. This compares to dividends of $1.42 per share paid in the year-ago corresponding period.
The components of “Capital expenditures” are presented in the following table:

	Six Months Ended June 30
	2023	2022
	(Millions of dollars)
Additions to properties, plant and equipment	$6,571	$4,028
Additions to investments	166	831
Current-year dry hole expenditures	58	116
Payments for other assets and liabilities, net	—	169
Capital expenditures	$6,795	$5,144
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At June 30		At December 31
	2023	2022	2022	2021
	(Millions of dollars)		(Millions of dollars)
Cash and cash equivalents	$9,292	$12,029	$17,678	$5,640
Restricted cash included in “Prepaid expenses and other current assets”	234	524	630	333
Restricted cash included in “Deferred charges and other assets”	874	803	813	822
Total cash, cash equivalents and restricted cash	$10,400	$13,356	$19,121	$6,795
Additional information related to restricted cash is included in Note 12 Fair Value Measurements under the heading “Restricted Cash.”
Note 4. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Six Months Ended June 30
	2023	2022
	(Millions of dollars)
Sales and other operating revenues	$10,031	$12,649
Costs and other deductions	5,355	6,046
Net income attributable to TCO	$3,314	$4,612
Note 5. Summarized Financial Data — Chevron U.S.A. Inc.
Chevron U.S.A. Inc. (CUSA) is a major subsidiary of Chevron Corporation. CUSA and its subsidiaries manage and operate most of Chevron’s U.S. businesses. Assets include those related to the exploration and production of crude oil, natural gas liquids and natural gas and those associated with refining, marketing, and supply and distribution of products derived from petroleum, excluding most of the regulated pipeline operations of Chevron. CUSA also holds the company’s investment in the Chevron Phillips Chemical LLC (CPChem) joint venture, which is accounted for using the equity method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Six Months Ended June 30
	2023	2022
	(Millions of dollars)
Sales and other operating revenues	$73,787	$93,356
Costs and other deductions	68,982	85,678
Net income (loss) attributable to CUSA	$3,978	$6,660

	At June 30, 2023	At December 31, 2022
	(Millions of dollars)
Current assets	$19,663	$18,704
Other assets	52,440	50,153
Current liabilities	21,046	22,452
Other liabilities	19,925	19,274
Total CUSA net equity	$31,132	$27,131
Memo: Total debt	$10,708	$10,800
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Nonbillable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and six-month periods ended June 30, 2023 and 2022, are presented in the following table:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Segment Earnings	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$1,640	$3,367	$3,421	$6,605
International	3,296	5,191	6,676	8,887
Total Upstream	4,936	8,558	10,097	15,492
Downstream
United States	1,081	2,440	2,058	2,926
International	426	1,083	1,249	928
Total Downstream	1,507	3,523	3,307	3,854
Total Segment Earnings	6,443	12,081	13,404	19,346
All Other
Interest expense	(111)	(120)	(217)	(246)
Interest income	146	29	298	39
Other	(468)	(368)	(901)	(1,258)
Net Income Attributable to Chevron Corporation	$6,010	$11,622	$12,584	$17,881
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. Segment assets at June 30, 2023, and December 31, 2022, are as follows:

	At June 30, 2023	At December 31, 2022
Segment Assets	(Millions of dollars)
Upstream
United States	$45,736	$44,246
International	133,364	134,489
Goodwill	4,370	4,370
Total Upstream	183,470	183,105
Downstream
United States	33,403	31,676
International	21,014	21,193
Goodwill	352	352
Total Downstream	54,769	53,221
Total Segment Assets	238,239	236,326
All Other
United States	11,231	17,861
International	2,309	3,522
Total All Other	13,540	21,383
Total Assets — United States	90,370	93,783
Total Assets — International	156,687	159,204
Goodwill	4,722	4,722
Total Assets	$251,779	$257,709

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and six-month periods ended June 30, 2023 and 2022, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived primarily from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils, other products derived from crude oil, and manufacturing and marketing of renewable fuels. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Sales and Other Operating Revenues	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$8,755	$14,232	$18,378	$25,548
International	9,876	14,230	21,072	27,732
Subtotal	18,631	28,462	39,450	53,280
Intersegment Elimination — United States	(6,067)	(8,475)	(11,969)	(15,394)
Intersegment Elimination — International	(2,419)	(4,138)	(5,025)	(7,787)
Total Upstream	10,145	15,849	22,456	30,099
Downstream
United States	20,255	25,867	39,645	45,638
International	19,366	25,443	38,471	45,050
Subtotal	39,621	51,310	78,116	90,688
Intersegment Elimination — United States	(2,086)	(1,343)	(3,651)	(2,342)
Intersegment Elimination — International	(500)	(482)	(929)	(813)
Total Downstream	37,035	49,485	73,536	87,533
All Other
United States	156	141	264	224
International	—	1	1	1
Subtotal	156	142	265	225
Intersegment Elimination — United States	(119)	(103)	(198)	(170)
Intersegment Elimination — International	(1)	(1)	(1)	(1)
Total All Other	36	38	66	54
Sales and Other Operating Revenues
United States	29,166	40,240	58,287	71,410
International	29,242	39,674	59,544	72,783
Subtotal	58,408	79,914	117,831	144,193
Intersegment Elimination — United States	(8,272)	(9,921)	(15,818)	(17,906)
Intersegment Elimination — International	(2,920)	(4,621)	(5,955)	(8,601)
Total Sales and Other Operating Revenues	$47,216	$65,372	$96,058	$117,686
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
The components of net periodic benefit costs for 2023 and 2022 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Millions of dollars)		(Millions of dollars)
Pension Benefits
United States
Service cost	$85	$117	$171	$235
Interest cost	112	69	224	135
Expected return on plan assets	(139)	(162)	(279)	(323)
Amortization of prior service costs (credits)	1	1	2	1
Amortization of actuarial losses (gains)	50	60	101	125
Settlement losses	—	21	—	107
Total United States	109	106	219	280
International
Service cost	14	21	29	43
Interest cost	49	35	96	71
Expected return on plan assets	(51)	(44)	(102)	(92)
Amortization of prior service costs (credits)	2	1	4	3
Amortization of actuarial losses (gains)	2	4	4	8
Settlement losses	—	(9)	—	(9)
Acquisitions / (divestitures)	—	—	(2)	—
Total International	16	8	29	24
Net Periodic Pension Benefit Costs	$125	$114	$248	$304
Other Benefits*
Service cost	$8	$10	$16	$21
Interest cost	25	16	49	31
Amortization of prior service costs (credits)	(7)	(7)	(13)	(13)
Amortization of actuarial losses (gains)	(4)	3	(9)	6
Net Periodic Other Benefit Costs	$22	$22	$43	$45
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through June 30, 2023, a total of $563 million was contributed to employee pension plans (including $508 million to the U.S. plans). Contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first six months of 2023, the company contributed $85 million to its OPEB plans.
Note 8. Assets Held For Sale
At June 30, 2023, the company classified $970 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2022 and the first six months of 2023 were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9. Income Taxes
The income tax expense decreased between quarterly periods from $4.3 billion in 2022 to $1.8 billion in 2023. The company’s income before income tax expense decreased $8.2 billion from $16.0 billion in 2022 to $7.8 billion in 2023, primarily due to lower upstream realizations and downstream margins. The company’s effective tax rate decreased between quarterly periods from 27 percent in 2022 to 23 percent in 2023. The change in effective tax rate is primarily a consequence of mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions, and favorable tax items.
The income tax expense decreased between the six-month periods from $7.1 billion in 2022 to $4.7 billion in 2023. This decrease is a direct result of a decrease in the company’s income before income tax expense of $7.7 billion, from $25.1 billion in 2022 to $17.4 billion in 2023. The decrease in income is primarily due to lower upstream realizations and downstream margins. The company’s effective tax rate decreased between six-month periods from 28 percent in 2022 to 27 percent in 2023. The change in effective tax rate is primarily a consequence of mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
The company engages in ongoing discussions with tax authorities regarding the resolution of tax matters in various jurisdictions. Both the outcomes for these tax matters and the timing of resolution and/or closure of the tax audits are highly uncertain. Given the number of years that still remain subject to examination and the number of matters being examined in the various tax jurisdictions, the company is unable to estimate the range of possible adjustments to the balance of unrecognized tax benefits beyond the next 12 months.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Management continues to believe that the Ecuadorian judgment is illegitimate and unenforceable and will vigorously defend against any further attempts to have it recognized or enforced.
Climate Change
Governmental and other entities in various jurisdictions across the United States have filed legal proceedings against fossil fuel producing companies, including Chevron entities, purporting to seek legal and equitable relief to address alleged impacts of climate change. Chevron entities are or were among the codefendants in 24 separate lawsuits brought by 18 U.S. cities and counties, three U.S. states, the District of Columbia, a group of municipalities in Puerto Rico and a trade group. One of the city lawsuits was dismissed on the merits, and one of the county lawsuits was voluntarily dismissed by the plaintiff. The lawsuits assert various causes of action, including public nuisance, private nuisance, failure to warn, fraud, conspiracy to commit fraud, design defect, product defect, trespass, negligence, impairment of public trust, violations of consumer protection statutes, violations of a federal antitrust statute, and violations of federal and state RICO statutes, based upon, among other things, the company’s production of oil and gas products and alleged misrepresentations or omissions relating to climate change risks associated with those products. Further such proceedings are likely to be filed by other parties. As of April 2023, the Supreme Court has denied petitions for writ of certiorari on jurisdictional questions in many of these cases, and those cases have been or will be remanded to state court. The unprecedented legal theories set forth in these proceedings entail the possibility of damages liability (both compensatory and punitive), injunctive and other forms of equitable relief, including without limitation abatement and disgorgement of profits, civil penalties and liability for fees and costs of suits, that, while we believe remote, could have a material adverse effect on the company’s results of operations and financial condition. Management believes that these proceedings are legally and factually meritless and detract from constructive efforts to address the important policy issues presented by climate change, and will vigorously defend against such proceedings.
Louisiana
Seven coastal parishes and the State of Louisiana have filed lawsuits in Louisiana against numerous oil and gas companies seeking damages for coastal erosion in or near oil fields located within Louisiana’s coastal zone under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA). Chevron entities are defendants in 39 of these cases. The lawsuits allege that the defendants’ historical operations were conducted without necessary permits or failed to comply with permits obtained and seek damages and other relief, including the costs of restoring coastal wetlands allegedly impacted by oil field operations. In the first quarter 2023, the Supreme Court has denied petition for writ of certiorari on jurisdictional questions impacting certain of these cases, and those cases have been or will be remanded to Louisiana state court. These cases are progressing to trial in state court, with the first trial scheduled to begin in November 2023. Jurisdictional questions are still being decided for other cases that remain in Federal court at this time. Plaintiffs’ SLCRMA theories are unprecedented; thus, there remains significant uncertainty about the scope of the claims and alleged damages and any potential effects on the company’s results of operations and financial condition. Management believes that the claims lack legal and factual merit and will continue to vigorously defend against such proceedings.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value hierarchy for assets and liabilities measured at fair value at June 30, 2023, and December 31, 2022, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At June 30, 2023				At December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$318	$318	$—	$—	$223	$223	$—	$—
Derivatives - not designated	57	—	57	—	184	111	73	—
Derivatives - designated	2	2	—	—	—	—	—	—
Total Assets at Fair Value	$377	$320	$57	$—	$407	$334	$73	$—
Derivatives - not designated	166	106	60	—	43	33	10	—
Derivatives - designated	—	—	—	—	15	15	—	—
Total Liabilities at Fair Value	$166	$106	$60	$—	$58	$48	$10	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at June 30, 2023.
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
Assets and liabilities carried at fair value at June 30, 2023, and December 31, 2022, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $9.3 billion and $17.7 billion at June 30, 2023, and December 31, 2022, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at June 30, 2023.
Restricted Cash had a carrying/fair value of $1.1 billion and $1.4 billion at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream decommissioning activities, tax payments and a financing program, which are reported in “Prepaid expenses and other current assets” and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term debt, purchase price fair value adjustments and finance lease obligations, of $15.3 billion and $16.3 billion at June 30, 2023, and December 31, 2022, respectively. The fair value of long-term debt for the company was $14.1 billion and $15.0 billion at June 30, 2023 and December 31, 2022, respectively. Long-term debt primarily includes corporate issued bonds, classified as Level 1 and are $13.7 billion for the period. The fair value of other long-term debt classified as Level 2 is $386 million.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at June 30, 2023, and December 31, 2022, were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Properties, plant and equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in second quarter 2023.
Investments and advances The company did not have any individually material impairments of investments and advances measured at fair value on a nonrecurring basis to report in second quarter 2023.
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
Derivative instruments measured at fair value at June 30, 2023, and December 31, 2022, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives (Millions of dollars)
Type of Contract	Balance Sheet Classification	At June 30, 2023	At December 31, 2022
Commodity	Accounts and notes receivable, net	$57	$175
Commodity	Long-term receivables, net	2	9
Total Assets at Fair Value		$59	$184
Commodity	Accounts payable	$118	$46
Commodity	Deferred credits and other noncurrent obligations	48	12
Total Liabilities at Fair Value		$166	$58

Consolidated Statement of Income: The Effect of Derivatives (Millions of dollars)
Type of		Gain / (Loss) Three Months Ended June 30		Gain / (Loss) Six Months Ended June 30
Contract	Statement of Income Classification	2023	2022	2023	2022
Commodity	Sales and other operating revenues	$78	$(74)	$(19)	$(947)
Commodity	Purchased crude oil and products	1	(129)	19	(234)
Commodity	Other income	(10)	(7)	(16)	(6)
		$69	$(210)	$(16)	$(1,187)
The amount reclassified from Accumulated Other Comprehensive Losses (AOCL) to Sales and other operating revenues from designated hedges for the reporting period was $13 million compared with $2 million in the same period of the prior year. At June 30, 2023, before-tax deferred losses in Accumulated Other Comprehensive Losses related to outstanding crude oil price hedging contracts were $4 million, of which all is expected to be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.
The following table represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at June 30, 2023, and December 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities (Millions of dollars)
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At June 30, 2023
Derivative Assets - not designated	$1,861	$1,804	$57	$8	$49
Derivative Assets - designated	$16	$14	$2	$—	$2
Derivative Liabilities - not designated	$1,970	$1,804	$166	$8	$158
Derivative Liabilities - designated	$14	$14	$—	$—	$—
At December 31, 2022
Derivative Assets - not designated	$2,591	$2,407	$184	$5	$179
Derivative Assets - designated	$8	$8	$—	$—	$—
Derivative Liabilities - not designated	$2,450	$2,407	$43	$—	$43
Derivative Liabilities - designated	$23	$8	$15	$—	$15
Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for “a right of offset.”
Note 14. Revenue
“Sales and other operating revenue” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $12.5 billion and $14.2 billion at June 30, 2023, and December 31, 2022, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of ASC 606.
Note 15. Financial Instruments - Credit Losses
Chevron’s expected credit loss allowance balance was $766 million as of June 30, 2023 and $1.0 billion as of December 31, 2022, with a majority of the allowance relating to non-trade receivable balances.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $17.1 billion as of June 30, 2023, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring prepayments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Chevron’s non-trade receivable balance was $3.9 billion as of June 30, 2023, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid as per contract terms or not yet due are subject to the statistical analysis described above while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk. Equity affiliate loans are also considered non-trade and associated allowances of $534 million as of June 30, 2023 and $560 million as of December 31, 2022, are included within Investments and Advances on the Consolidated Balance Sheet.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter 2023 Compared with Second Quarter 2022
Key Financial Results

Earnings by Business Segment
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$1,640	$3,367	$3,421	$6,605
International	3,296	5,191	6,676	8,887
Total Upstream	4,936	8,558	10,097	15,492
Downstream
United States	1,081	2,440	2,058	2,926
International	426	1,083	1,249	928
Total Downstream	1,507	3,523	3,307	3,854
Total Segment Earnings	6,443	12,081	13,404	19,346
All Other	(433)	(459)	(820)	(1,465)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$6,010	$11,622	$12,584	$17,881

(1) Includes foreign currency effects.	$10	$668	$(30)	$450
(2) Income (loss) net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for second quarter 2023 was $6.0 billion ($3.20 per share — diluted), compared with $11.6 billion ($5.95 per share — diluted) in the second quarter of 2022. The net income attributable to Chevron Corporation for the first six months of 2023 was $12.6 billion ($6.66 per share — diluted), compared with $17.9 billion ($9.17 per share — diluted) in the first six months of 2022.
Upstream earnings in second quarter 2023 were $4.9 billion compared with $8.6 billion in the corresponding 2022 period. The decrease was mainly due to lower realizations and lower foreign currency effects, partially offset by the absence of a 2022 early contract termination at Sabine Pass, higher sales volumes and favorable tax items. Earnings for the first six months of 2023 were $10.1 billion compared with $15.5 billion a year earlier. The decrease was mainly due to lower realizations and unfavorable foreign currency effects, partially offset by lower operating expenses and higher sales volumes.
Downstream earnings in second quarter 2023 were $1.5 billion compared with $3.5 billion in the corresponding 2022 period. The decrease was mainly due to lower margins on refined product sales, higher operating expenses and lower foreign currency effects. Earnings for the first six months of 2023 were $3.3 billion compared with $3.9 billion in the corresponding 2022 period. The decrease was mainly due to higher operating expenses, lower earnings from the 50 percent-owned Chevron Phillips Chemical Company (CPChem) and lower foreign currency effects, partially offset by higher margins on refined product sales.
Refer to “Results of Operations” for additional discussion of results by business segment and “All Other” activities for the second quarter and first six months of 2023 versus the same periods in 2022.
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
While macroeconomic inflation is easing, the trends in the cost of goods and services vary by spend category. The labor market remains tight, and suppliers are passing along wage rate increases for labor intensive operations. Lead times for key capital equipment remain long. Prices have declined for categories that are indexed to broad economic activity such as steel pipe, chemicals, ocean freight and trucking. However, availability of specialized drilling rigs, supply vessels and equipment to perform hydraulic fracturing remains under pressure.
Other Impacts The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value and to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. Asset dispositions and restructurings may result in significant gains or losses in future periods. In addition, some assets are sold along with their related liabilities, such as asset retirement obligations. In certain instances, such transferred obligations have and may in the future revert back to the company and result in losses that could be significant.
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
Comments related to earnings trends for the company’s major business areas are as follows:
Upstream Earnings for the upstream segment are closely aligned with industry prices for crude oil and natural gas. Crude oil and natural gas prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry production and inventory levels, technology advancements, production quotas or other actions imposed by OPEC+ countries, actions of regulators, weather-related damage and disruptions, competing fuel prices, natural and human causes beyond the company’s control, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty. Any of these factors could also inhibit the company’s production capacity in an affected region. The company closely monitors developments in the countries in which it operates and holds investments and seeks to manage risks in operating its facilities and businesses.
The longer-term trend in earnings for the upstream segment is also a function of other factors, including the company’s ability to find or acquire and efficiently produce crude oil and natural gas, changes in fiscal terms of contracts, the pace and extent of the energy transition, and changes in tax, environmental and other applicable laws and regulations.
Chevron has interests in Venezuelan assets operated by independent affiliates. Chevron has been conducting limited activities in Venezuela consistent with the authorization provided pursuant to general licenses issued by the United States government. In fourth quarter 2022, Chevron received License 41 from the United States government, enabling the company to resume activity in Venezuela subject to certain limitations. The financial results for Chevron’s business in Venezuela are being recorded as non-equity investments since

2020, where income is only recognized when cash is received and production and reserves are not included in the company’s results. Crude oil liftings in Venezuela started in first quarter 2023, which has and could continue to result in positive impacts to the company’s results.
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
The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $101 per barrel for the full-year 2022. During the second quarter of 2023, Brent averaged $78 per barrel and ended July at about $86. The WTI price averaged $95 per barrel for the full-year 2022. During the second quarter of 2023, WTI averaged $74 per barrel and ended July at about $82. The majority of the company’s equity crude production is priced based on the Brent and WTI benchmarks. Crude prices decreased slightly during the quarter as crude supply outpaced demand growth. Crude prices have stabilized in July 2023 following oil inventory draws associated with OPEC+ production cuts that were announced during the second quarter of 2023. (See page 33 for the company’s average U.S. and international crude oil sales prices.)
In contrast to price movements in the global market for crude oil, price changes for natural gas are also impacted by seasonal supply, demand and infrastructure conditions in regional and local markets. In the U.S., prices at Henry Hub averaged $2.45 per thousand cubic feet (MCF) for the first six months of 2023, compared with $5.92 during the first six months of 2022. High levels of inventory have resulted in lower prices at Henry Hub this year. At the end of July 2023, the Henry Hub spot price was $2.52 per MCF.
Outside the U.S., price changes for natural gas also depend on a wide range of supply, demand and regulatory circumstances. The company’s long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG assets is committed under binding long-term contracts, with some sold in the spot LNG market. International natural gas realizations averaged $8.25 per MCF during the first six months of 2023, compared with $9.04 per MCF in the same period last year. (See page 33 for the company’s average natural gas sales prices for the U.S. and international regions.)
Production The company’s worldwide net oil-equivalent production in the first six months of 2023 averaged 2.97 million barrels per day, slightly lower than the first six months of 2022 primarily due to the end of the Erawan concession in Thailand, partially offset by production growth in the Permian Basin and lower turnaround impacts in Australia. About 27 percent of the company’s net oil-equivalent production in the first six months of 2023 occurred in the OPEC+ member countries of Angola, Equatorial Guinea, Kazakhstan, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait and Republic of Congo.
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
Refer to "Cautionary Statements Relevant to Forward-Looking Information" on page 2 and to “Risk Factors” on pages 20 through 26 of the company’s 2022 Annual Report on Form 10-K for a discussion of some of the inherent risks that could materially impact the company’s results of operations or financial condition.
Noteworthy Developments
Certain noteworthy developments in recent months included the following:
•Angola - Received approvals to extend Block 0 concession through 2050.
•Australia - Achieved first natural gas production from the Gorgon Stage two development, supporting long-term energy supply in the Asia-Pacific region.
•Israel - Reached final investment decision with partners to construct a third gathering pipeline that is expected to increase production capacity from approximately 1.2 to nearly 1.4 billion cubic feet per day at the Leviathan reservoir.
•Japan - Announced agreements to conduct pilot tests on advanced closed loop geothermal technology.
•United States - Announced an agreement to acquire PDC Energy, Inc. in an all-stock transaction, with closing expected in August 2023.

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
Upstream

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Millions of dollars)
U.S. Upstream Earnings	$1,640	$3,367	$3,421	$6,605
U.S. upstream reported earnings of $1.6 billion in second quarter 2023, compared with $3.4 billion from a year earlier. The decrease was primarily due to lower realizations of $2.6 billion, partially offset by lower operating expenses due to the absence of a 2022 early contract termination at Sabine Pass of $600 million and higher sales volumes of $170 million.
U.S. upstream reported earnings of $3.4 billion in the first six months of 2023, compared with $6.6 billion from a year earlier. The decrease was primarily due to lower realizations of $3.8 billion, partially offset by lower operating expenses of $500 million mainly due to the absence of a 2022 early contract termination at Sabine Pass and higher sales volumes of $110 million.
The average realization per barrel for U.S. crude oil and natural gas liquids in second quarter 2023 was $56, compared with $89 a year earlier. The average realization per barrel for U.S. crude oil and natural gas liquids in the first six months of 2023 was $58, compared with $83 a year earlier. The average natural gas realization in second quarter 2023 was $1.23 per thousand cubic feet, compared with $6.22 in the 2022 period. The average natural gas realization in the first six months of 2023 was $1.88 per thousand cubic feet, compared with $5.13 in the 2022 period.
Net oil-equivalent production of 1.22 million barrels per day in second quarter 2023 was up 47,000 barrels per day, or 4 percent, from a year earlier. The increase was primarily due to growth in the Permian Basin. Net oil-equivalent production of 1.19 million barrels per day in the first six months of 2023 was up 15,000 barrels per day, or 1 percent, from a year earlier. The increase was primarily due to growth in the Permian Basin, partially offset by the sale of Eagle Ford assets.
The net liquids component of oil-equivalent production of 916,000 barrels per day in second quarter 2023 was up 3 percent from the corresponding 2022 period. The net liquids component of oil-equivalent production of 896,000 barrels per day in the first six months of 2023 was up 1 percent from the corresponding 2022 period. Net natural gas production of 1.82 billion cubic feet per day in second quarter 2023 increased 7 percent from the 2022 period. Net natural gas production was 1.78 billion cubic feet per day in the first six months of 2023, an increase of 1 percent from the 2022 period.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Millions of dollars)
International Upstream Earnings*	$3,296	$5,191	$6,676	$8,887

* Includes foreign currency effects	$10	$603	$(46)	$459
International upstream reported earnings of $3.3 billion in second quarter 2023, compared with $5.2 billion a year ago. The decrease in earnings was primarily due to lower realizations of $2.1 billion, partially offset by favorable tax items of $450 million and higher sales volumes of $240 million. Foreign currency effects had an unfavorable impact on earnings of $593 million between periods.
International upstream operations earned $6.7 billion in the first six months of 2023, compared with $8.9 billion a year ago. The decrease in earnings was primarily due to lower realizations of $2.4 billion, partially offset by lower opex of $300 million and higher sales volumes of $100 million. Foreign currency effects had an unfavorable impact on earnings of $505 million between periods.
The average sales price for crude oil and natural gas liquids in second quarter 2023 was $68 per barrel, down from $102 a year earlier. The average sales price for crude oil and natural gas liquids in the first six months of 2023 was $68 per barrel, down from $98 a year earlier. The average sales price of natural gas was $7.50 per thousand cubic feet in second quarter 2023, compared with $9.23 in the 2022 period. The average sales price of natural gas was $8.25 per thousand cubic feet in the first six months of 2023, compared with $9.04 in the 2022 period.
Net oil-equivalent production of 1.74 million barrels per day in second quarter 2023 was up 16,000 barrels per day from second quarter 2022. The increase was primarily due to lower impacts from turnarounds in Australia, partially offset by shutdowns in Canada due to wildfires and other related disruptions. Net oil-equivalent production of 1.78 million barrels per day in the first six months of 2023 was down 25,000 barrels per day, or 1 percent, from a year earlier. The decrease was primarily due to lower production following expiration of the Erawan concession in Thailand and shutdowns in Canada due to wildfires and other related disruptions, partially offset by lower impacts from turnarounds in Australia.
The net liquids component of oil-equivalent production of 827,000 barrels per day in second quarter 2023 increased 4 percent from the 2022 period. The net liquids component of oil-equivalent production of 838,000 barrels per day in the first six months of 2023 increased 1 percent from the 2022 period. Net natural gas production of 5.48 billion cubic feet per day in second quarter 2023 decreased 1 percent from the 2022 period. Net natural gas production of 5.62 billion cubic feet per day in the first six months of 2023 decreased 4 percent from the 2022 period.

Downstream

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Millions of dollars)
U.S. Downstream Earnings	$1,081	$2,440	$2,058	$2,926
U.S. downstream reported earnings of $1.1 billion in second quarter 2023, compared with $2.4 billion a year earlier. The decrease was mainly due to lower margins on refined product sales of $1.0 billion and higher operating expenses of $190 million.
U.S. downstream reported earnings of $2.1 billion in the first six months of 2023, compared with $2.9 billion a year earlier. The decrease was mainly due to higher operating expenses of $360 million, lower earnings from the 50 percent-owned CPChem of $230 million and lower margins on refined product sales of $190 million.
Refinery crude oil input in second quarter 2023 increased 9 percent to 962,000 barrels per day from the second quarter of 2022. The increase was primarily due to the absence of 2022 turnaround activity at the Richmond, California refinery. Refinery crude oil input for the first six months of 2023 increased 3 percent to 926,000 barrels per day from the corresponding 2022 period. The increase was primarily due to a smaller impact from planned turnaround activity at the Richmond, California refinery, partially offset by planned turnaround impacts at the El Segundo, California refinery in first quarter 2023.
Refined product sales in second quarter 2023 were up 7 percent to 1.30 million barrels per day from the second quarter of 2022. Refined product sales for the first six months of 2023 were up 5 percent to 1.27 million barrels per day from the corresponding 2022 period. The increase for both the quarterly and six-month periods was primarily due to higher renewable fuel sales following the Renewable Energy Group, Inc. acquisition and higher demand for gasoline and jet fuel.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Millions of dollars)
International Downstream Earnings*	$426	$1,083	$1,249	$928

* Includes foreign currency effects	$4	$145	$22	$168
International downstream reported earnings of $426 million in second quarter 2023, compared with $1.1 billion a year earlier. The decrease in earnings was mainly due to lower margins on refined product sales of $540 million. Foreign currency effects had an unfavorable impact on earnings of $141 million between periods.
International downstream reported earnings of $1.2 billion in the first six months of 2023, compared with $928 million a year earlier. The increase in earnings was mainly due to higher margins on refined product sales of $610 million, partially offset by higher operating expenses of $340 million and an unfavorable swing in foreign currency effects of $146 million between periods.
Refinery crude oil input of 623,000 barrels per day in second quarter 2023 decreased 2 percent from the year-ago period due to a larger impact from planned turnaround activity. Refinery crude oil input of 625,000 barrels per day for the first six months of 2023 was flat with the year-ago period.
Total refined product sales in second quarter 2023 increased 9 percent to 1.45 million barrels per day from the second quarter of 2022. Refined product sales for the first six months of 2023 were up 9 percent to 1.46 million barrels per day from the corresponding 2022 period. The increase for both periods was primarily due to higher demand for jet fuel as air travel increased in Asia.
All Other

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Millions of dollars)
Earnings/(Charges)*	$(433)	$(459)	$(820)	$(1,465)

* Includes foreign currency effects	$(4)	$(80)	$(6)	$(177)
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Net charges in second quarter 2023 were $433 million, compared to $459 million a year earlier. The decrease in net charges between periods was mainly due to higher interest income, partially offset by higher employee benefit costs. Foreign currency effects decreased net charges by $76 million between periods.
Net charges in the first six months of 2023 were $820 million, compared to $1.5 billion a year earlier. The decrease in net charges between periods was mainly due to higher interest income, lower employee benefit costs and a favorable swing of $171 million in foreign currency effects.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Millions of dollars)
Sales and other operating revenues	$47,216	$65,372	$96,058	$117,686
Sales and other operating revenues decreased for the second quarter and the six-month period mainly due to lower commodity prices, partially offset by higher refined product sales volumes.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Millions of dollars)
Income from equity affiliates	$1,240	$2,467	$2,828	$4,552
Income from equity affiliates in the second quarter and the six-month period decreased mainly due to lower upstream-related earnings from TCO in Kazakhstan and Angola LNG and lower downstream-related earnings from GS Caltex in South Korea and CPChem.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Millions of dollars)
Other income (loss)	$440	$923	$803	$897
Other income for the second quarter and the six-month period decreased due to an unfavorable swing in foreign currency effects and lower gains on asset sales, partially offset by higher interest income and income from Venezuela non-equity investments.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Millions of dollars)
Purchased crude oil and products	$28,984	$40,684	$58,391	$74,095
Purchased crude oil and products decreased for the second quarter and the six-month period primarily due to lower commodity prices.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Millions of dollars)
Operating, selling, general and administrative expenses	$7,185	$7,181	$14,087	$13,786
Operating, selling, general and administrative expenses in the second quarter were flat compared to a year ago primarily as higher transportation and employee benefit expenses were offset by the absence of an early contract termination charge. Operating, selling, general and administrative expenses in the six-month period increased year-over-year primarily due to higher transportation expenses and higher services and fees, partially offset by lower employee benefit expenses and the absence of an early contract termination charge.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Millions of dollars)
Exploration expenses	$169	$196	$359	$405
Exploration expenses in the second quarter and the six-month period decreased primarily due to lower charges for well write-offs.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Millions of dollars)
Depreciation, depletion and amortization	$3,521	$3,700	$7,047	$7,354
Depreciation, depletion and amortization expenses for the second quarter and the six-month period decreased primarily due to lower rates and impacts from expiration of Erawan concession in Thailand.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Millions of dollars)
Taxes other than on income	$1,041	$882	$2,137	$2,122
Taxes other than on income for the second quarter and the six-month period increased mainly due to higher excise taxes, property taxes and payroll taxes, partially offset by lower taxes on production, in line with lower prices.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Millions of dollars)
Interest and debt expense	$120	$129	$235	$265
Interest and debt expenses for the second quarter and the six-month period decreased mainly due to higher capitalized interest.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Millions of dollars)
Other components of net periodic benefit costs	$39	$(13)	$77	$51
Other components of net periodic benefit costs for the second quarter and for the six-month period increased primarily due to the impact of higher interest rates, partially offset by lower pension settlement costs as fewer lump-sum pension distributions were made in the current year.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(Millions of dollars)
Income tax expense/(benefit)	$1,829	$4,288	$4,743	$7,065
The decrease in income tax expense for second quarter 2023 of $2.5 billion is consistent with the decrease in total income before tax for the company of $8.2 billion.
U.S. income before tax decreased from $7.0 billion in second quarter 2022 to $2.9 billion in second quarter 2023. This $4.1 billion decrease in income was primarily driven by lower upstream realizations and downstream margins and had a direct impact on the company’s U.S. income tax, resulting in a decrease in tax expense of $933 million between year-over-year periods, from $1.6 billion in 2022 to $650 million in 2023.

International income before tax decreased from $9.0 billion in second quarter 2022 to $5.0 billion in second quarter 2023. This $4.0 billion decrease in income was primarily driven by lower upstream realizations and downstream margins. The decrease in income primarily drove the $1.5 billion decrease in international income tax expense between year-over-year periods, from $2.7 billion in 2022 to $1.2 billion in 2023.
The company's decrease in income tax expense for the first six months of 2023 of $2.3 billion was primarily due to the decrease in the total before-tax income in 2023 of $7.7 billion.
U.S. income before tax decreased between the six-month periods, from $10.7 billion in 2022 to $6.0 billion in 2023. This decrease in income was primarily driven by lower upstream realizations and higher downstream operating expenses. The decrease in income had a direct impact on the company’s U.S. income tax resulting in a decrease in tax expense of $1.1 billion between the six-month periods, from $2.5 billion in 2022 to $1.4 billion in 2023.
International income before tax decreased for the six-month period, from $14.3 billion in 2022 to $11.4 billion in 2023. This decrease in income was primarily due to lower upstream realizations partially offset by higher downstream margins. The decrease in income primarily drove the $1.2 billion decrease in international income tax expense between year-over-year periods, from $4.6 billion in 2022 to to $3.4 billion in 2023.
Additional information related to the company’s effective income tax rate is included in Note 9 Income Taxes to the Consolidated Financial Statements.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023		2022
U.S. Upstream
Net crude oil and natural gas liquids production (MBD)	916	888	896		884
Net natural gas production (MMCFD)(3)	1,817	1,705	1,780		1,766
Net oil-equivalent production (MBOED)	1,219	1,172	1,193		1,178
Sales of natural gas (MMCFD)	4,529	4,337	4,314		4,388
Sales of natural gas liquids (MBD)	300	258	299		263
Revenue from net production
Liquids ($/Bbl)	$56.29	$88.71	$57.64		$82.72
Natural gas ($/MCF)	$1.23	$6.22	$1.88		$5.13
International Upstream
Net crude oil and natural gas liquids production (MBD)(4)	827	799	838		828
Net natural gas production (MMCFD)(3)	5,478	5,548	5,624		5,832
Net oil-equivalent production (MBOED)(4)	1,740	1,724	1,775		1,800
Sales of natural gas (MMCFD)	5,676	4,535	5,730		4,702
Sales of natural gas liquids (MBD)	83	83	87		90
Revenue from liftings
Liquids ($/Bbl)	$68.06	$102.30	$68.48		$97.74
Natural gas ($/MCF)	$7.50	$9.23	$8.25		$9.04
U.S. and International Upstream
Total net oil-equivalent production (MBOED)(4)	2,959	2,896	2,968		2,978
U.S. Downstream
Gasoline sales (MBD)(5)	673	634	641		639
Other refined product sales (MBD)	622	576	633		575
Total refined product sales (MBD)	1,295	1,210	1,274		1,214
Sales of natural gas (MMCFD)	34	27	32		24
Sales of natural gas liquids (MBD)	20	37	20		35
Refinery crude oil input (MBD)	962	881	926		898
International Downstream
Gasoline sales (MBD)(5)	323	281	310		281
Other refined product sales (MBD)	764	673	772		683
Share of affiliate sales (MBD)	366	383	374		368
Total refined product sales (MBD)	1,453	1,337	1,456		1,332
Sales of natural gas (MMCFD)	—	2	1	1,332	3
Sales of natural gas liquids (MBD)	177	141	157		130
Refinery crude oil input (MBD)	623	634	625		626
(1) Includes company share of equity affiliates.
(2)  MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; Bbl — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOED — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFD):
United States	52	57	50		57
International	531	496	531		523
(4) Includes net production of synthetic oil:
Canada	46	39	48		39
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $9.6 billion at June 30, 2023 and $17.9 billion at year-end 2022. The company holds its cash with a diverse group of major financial institutions and has processes and safeguards in place to manage its cash balances and mitigate the risk of loss. Cash provided by operating activities in the first six months of 2023 was $13.5 billion, compared with $21.8 billion in the year-ago period. Capital expenditures totaled $6.8 billion in the first six months of 2023, up $1.7 billion from the year-ago period. Proceeds and deposits related to asset sales and returns of investment totaled $171 million and $153 million, respectively, in the first six months of 2023, compared to $1.3 billion and $1.1 billion, respectively, in the year-ago period. Cash provided by financing activities includes proceeds from shares issued for stock option exercises of $181 million in the first six months of 2023, compared with $5.5 billion in the year-ago period.
Dividends The company paid dividends of $5.7 billion to common stockholders during the first six months of 2023. In July 2023, the company declared a quarterly dividend of $1.51 per common share, payable in September 2023.
Debt and Finance Lease Liabilities Chevron’s total debt and finance lease liabilities were $21.5 billion at June 30, 2023, down from $23.3 billion at December 31, 2022 as the company repaid notes that matured during the period.
The company’s debt and finance lease liabilities due within one year, consisting primarily of the current portion of long-term debt and redeemable long-term obligations, totaled $5.2 billion at June 30, 2023, and $6.0 billion at December 31, 2022. Of these amounts, $4.0 billion was reclassified to long-term at June 30, 2023, and $4.1 billion was reclassified to long-term at December 31, 2022. At June 30, 2023, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
The company has access to a commercial paper program as a financing source for working capital or other short-term needs. The company had no commercial paper outstanding as of June 30, 2023.
At June 30, 2023, the company had $8.5 billion in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities allow the company to convert any amounts outstanding into a term loan for a period of up to one year. This supports commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the Secured Overnight Financing Rate (SOFR), or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at June 30, 2023. In addition, the company has an automatic shelf registration statement for an unspecified amount of nonconvertible debt securities issued by Chevron Corporation or CUSA.
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

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$49,456	$126,911
Sales and other operating revenues - related party	21,547	50,082
Total costs and other deductions	49,036	121,757
Total costs and other deductions - related party	17,768	43,042
Net income (loss)	$7,531	$15,043

	At June 30, 2023	At December 31, 2022
	(Millions of dollars) (unaudited)
Current assets	$21,056	$28,781
Current assets - related party	13,851	12,326
Other assets	52,738	50,505
Current liabilities	21,225	22,663
Current liabilities - related party	123,815	118,277
Other liabilities	26,273	27,353
Total net equity (deficit)	$(83,668)	$(76,681)
Common Stock Repurchase Program On January 25, 2023, the Board of Directors authorized the repurchase of the company’s shares of common stock in an aggregate amount of $75 billion (the “2023 Program”). The 2023 Program took effect on April 1, 2023, and does not have a fixed expiration date. In second quarter 2023 and in the aggregate, the company repurchased 27.3 million shares for $4.4 billion under the 2023 Program. The company expects to repurchase at least $3.0 billion of its common stock during third quarter 2023 under the 2023 Program.
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
Noncontrolling Interests The company had noncontrolling interests of $973 million at June 30, 2023 and $960 million at December 31, 2022. Included within noncontrolling interests is $147 million at June 30, 2023 and $142 million at December 31, 2022 of redeemable noncontrolling interest.

Financial Ratios and Metrics

	At June 30, 2023	At December 31, 2022
Current Ratio (1)	1.4	1.5
Debt Ratio	12.0%	12.8%
Net Debt Ratio (2)	7.0%	3.3%
(1) At June 30, 2023, the book value of inventory was lower than replacement cost.
(2) Net Debt Ratio for June 30, 2023 is calculated as short-term debt of $1.3 billion plus long-term debt of $20.2 billion (together, “total debt”) less cash and cash equivalents of $9.3 billion and marketable securities of $318 million as a percentage of total debt less cash and cash equivalents and marketable securities, plus Chevron Corporation Stockholders’ Equity of $158.3 billion. For the December 31, 2022 calculation, please refer to page 49 of Chevron’s 2022 Annual Report on Form 10-K.

	Six Months Ended June 30
	2023	2022
	(Millions of dollars)
Net cash provided by operating activities	$13,502	$21,837
Less: Capital expenditures	(6,795)	(5,144)
Free Cash Flow	$6,707	$16,693
Pension Obligations Information related to pension plan contributions is included in Note 7 Employee Benefits to the Consolidated Financial Statements.
Capital Expenditures The company’s capital expenditures (capex) primarily includes additions to fixed assets or investments for the company’s consolidated subsidiaries and is disclosed in the Consolidated Statement of Cash Flows. Second quarter 2023 capex was $573 million higher than second quarter 2022 and year-to-date 2023 capex was $1.7 billion higher than the year-ago period, primarily due to higher upstream spend in the Permian Basin.
Affiliate Capital Expenditures The company’s affiliate capital expenditures (affiliate capex) primarily includes additions to fixed assets or investments in the equity affiliate’s financial statements and does not require cash outlays by the company. Second quarter 2023 affiliate capex was $167 million higher than second quarter 2022 and year-to-date 2023 affiliate capex was $311 million higher than the year-ago period, primarily due to higher spend at CPChem.

Capex and Affiliate Capex by Business Segment
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Capex	(Millions of dollars)
United States
Upstream	$2,296	$1,549	$4,214	$2,836
Downstream	379	715	710	838
All Other	90	86	121	128
Total United States	2,765	2,350	5,045	3,802
International
Upstream	940	621	1,662	1,101
Downstream	48	208	78	235
All Other	4	5	10	6
Total International	992	834	1,750	1,342
Capex	$3,757	$3,184	$6,795	$5,144
Affiliate Capex
Upstream	$615	$602	$1,254	$1,179
Downstream	361	207	591	355
Affiliate Capex	$976	$809	$1,845	$1,534

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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the six months ended June 30, 2023, does not differ materially from that discussed under Item 7A of Chevron’s 2022 Annual Report on Form 10-K.
Item 4.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2023.
(b) Changes in internal control over financial reporting
During the quarter ended June 30, 2023, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
Item 103 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission (SEC) requires disclosure of certain legal proceedings that involve governmental authorities as a party and that the company reasonably believes would result in $1.0 million or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to second quarter 2023 and any material developments with respect to matters previously reported in Chevron’s 2022 Annual Report on Form 10-K.
On May 24, 2023, Chevron received correspondence from California’s Bay Area Air Quality Management District seeking to resolve certain Notices of Violation related to alleged violations that occurred at Chevron’s refinery in Richmond, California, between 2019 and 2022. Resolution of the alleged violations may result in the payment of a civil penalty of $1.0 million or more.
Please see information related to other legal proceedings in Note 10 Litigation.
Item 1A.Risk Factors
Some inherent risks could materially impact the company’s financial results of operations or financial condition. Information about risk factors for the six months ended June 30, 2023, does not differ materially from that set forth under the heading “Risk Factors” on pages 20 through 26 of the company’s 2022 Annual Report on Form 10-K, other than as reflected in the risk factors below.
We may not complete the acquisition of PDC Energy within the time frame we anticipate or at all.
The completion of the acquisition of PDC Energy is subject to a number of conditions, including approval by PDC Energy stockholders of the adoption of the merger agreement. A failure to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring at all. A delay in completing the acquisition could cause Chevron to realize some or all of the anticipated benefits of the acquisition later than we otherwise expect to realize them, which could result in additional transaction costs or other negative effects associated with uncertainty about completion of the acquisition.
The PDC Energy acquisition may cause our financial results to differ from our expectations or the expectations of the investment community, we may not achieve the anticipated benefits of the acquisition, and the acquisition may disrupt our current plans or operations.
The success of the PDC Energy acquisition will depend, in part, on Chevron’s ability to successfully integrate the business of PDC Energy and realize the anticipated benefits, including the anticipated annual capex efficiencies and operating expense synergies, expected incremental annual free cash flow, and accretion to return on capital employed and earnings per share. Difficulties in integrating PDC Energy may result in a failure to realize anticipated synergies in the expected timeframe, in operational challenges, and in the diversion of management's attention from ongoing business concerns as well as in unforeseen expenses associated with the acquisition, which may have an adverse impact on our financial results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2023 Program (2) (Billions of dollars)
April 1 – April 30, 2023	8,046,370	$169.51	8,046,369	$73.6
May 1 – May 31, 2023	10,276,341	$156.59	10,276,341	$72.0
June 1 – June 30, 2023	8,992,105	$155.90	8,992,101	$70.6
Total	27,314,816	$160.17	27,314,811
(1)Includes common shares repurchased from participants in the company’s deferred compensation plans for personal income tax withholdings.
(2)Refer to “Liquidity and Capital Resources” for additional information regarding the company’s authorized stock repurchase program.

Item 5.Other Information
Rule 10b5-1 Plan Elections
A. Nigel Hearne, Executive Vice President, Oil, Products & Gas, entered into a pre-arranged stock trading plan on May 24, 2023. Mr. Hearne’s plan provides for the potential exercise of vested stock options and the associated sale of up to 92,167 shares of Chevron common stock between August 23, 2023 and May 24, 2024.
Eimear P. Bonner, Vice President, Chief Technology Officer, entered into a pre-arranged stock trading plan on May 24, 2023. Ms. Bonner’s plan provides for the potential exercise of vested stock options and the associated sale of up to 63,068 shares of Chevron common stock between August 23, 2023 and May 24, 2024.
These trading plans were entered into during an open insider trading window and are each intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and Chevron’s policies regarding transactions in Chevron securities.

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

CHEVRON CORPORATION (REGISTRANT)

/S/ ALANA K. KNOWLES
Alana K. Knowles, Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: August 3, 2023