Form 10-Q
period 2023-09-30
CHEVRON CORP
filed 2023-11-02
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

There were 1,887,748,665 shares of the company’s common stock outstanding on September 30, 2023.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2023 and 2022	3
	Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2023 and 2022	4
	Consolidated Balance Sheet at September 30, 2023 and December 31, 2022	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	6
	Consolidated Statement of Equity for the Three and Nine Months Ended September 30, 2023 and 2022	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
Signature		42

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
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for the company’s products, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries and other producing countries; technological advancements; changes to government policies in the countries in which the company operates; public health crises, such as pandemics (including coronavirus (COVID-19)) and epidemics, and any related government policies and actions; disruptions in the company’s global supply chain, including supply chain constraints and escalation of the cost of goods and services; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic, market and political conditions, including the military conflict between Russia and Ukraine, the war between Israel and Hamas and the global response to these hostilities; changing refining, marketing and chemicals margins; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; development of large carbon capture and offset markets; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war (including the war between Israel and Hamas and related military operations), accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes undertaken or required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from pending or future litigation; the ability to successfully integrate the operations of the company and PDC Energy, Inc. and achieve the anticipated benefits from the transaction, including the expected incremental annual free cash flow; the risk that Hess Corporation (Hess) stockholders do not approve the potential transaction, and the risk that regulatory approvals are not obtained or are obtained subject to conditions that are not anticipated by the company and Hess; potential delays in consummating the potential transaction, including as a result of regulatory proceedings; the company’s ability to integrate Hess’ operations in a successful manner and in the expected time period; the possibility that any of the anticipated benefits and projected synergies of the potential transaction will not be realized or will not be realized within the expected time period; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, taxes and tax audits, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; higher inflation and related impacts; material reductions in corporate liquidity and access to debt markets; the receipt of required Board authorizations to implement capital allocation strategies, including future stock repurchase programs and dividend payments; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 20 through 26 of the company’s 2022 Annual Report on Form 10-K and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$51,922	$63,508	$147,980	$181,194
Income (loss) from equity affiliates	1,313	2,410	4,141	6,962
Other income (loss)	845	726	1,648	1,623
Total Revenues and Other Income	54,080	66,644	153,769	189,779
Costs and Other Deductions
Purchased crude oil and products	32,328	38,751	90,719	112,846
Operating expenses	6,299	6,357	18,377	18,313
Selling, general and administrative expenses	1,163	1,028	3,172	2,858
Exploration expenses	301	116	660	521
Depreciation, depletion and amortization	4,025	4,201	11,072	11,555
Taxes other than on income	1,021	1,046	3,158	3,168
Interest and debt expense	114	128	349	393
Other components of net periodic benefit costs	91	208	168	259
Total Costs and Other Deductions	45,342	51,835	127,675	149,913
Income (Loss) Before Income Tax Expense	8,738	14,809	26,094	39,866
Income Tax Expense (Benefit)	2,183	3,571	6,926	10,636
Net Income (Loss)	6,555	11,238	19,168	29,230
Less: Net income (loss) attributable to noncontrolling interests	29	7	58	118
Net Income (Loss) Attributable to Chevron Corporation	$6,526	$11,231	$19,110	$29,112
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$3.48	$5.81	$10.18	$15.02
- Diluted	$3.48	$5.78	$10.14	$14.95
Weighted Average Number of Shares Outstanding (000s)
- Basic	1,870,963	1,932,238	1,876,532	1,938,524
- Diluted	1,877,104	1,940,002	1,884,407	1,947,201

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(Millions of dollars)
Net Income (Loss)	$6,555	$11,238	$19,168	$29,230
Currency translation adjustment	(21)	(49)	(21)	(97)
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	(1)	(3)	(4)	(3)
Derivatives
Net derivatives gain (loss) on hedge transactions	(16)	49	(18)	80
Reclassification to net income	4	(29)	17	(31)
Income taxes on derivatives transactions	3	(4)	—	(11)
Total	(9)	16	(1)	38
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	101	296	197	533
Actuarial gain (loss) arising during period	49	159	49	442
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(3)	(5)	(10)	(14)
Prior service (costs) credits arising during period	—	—	—	—
Defined benefit plans sponsored by equity affiliates - benefit (cost)	—	7	14	25
Income (taxes) benefit on defined benefit plans	(2)	(103)	(23)	(208)
Total	145	354	227	778
Other Comprehensive Gain (Loss), Net of Tax	114	318	201	716
Comprehensive Income (Loss)	6,669	11,556	19,369	29,946
Comprehensive loss (income) attributable to noncontrolling interests	(29)	(7)	(58)	(118)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$6,640	$11,549	$19,311	$29,828

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At September 30, 2023	At December 31, 2022
	(Millions of dollars)
Assets
Cash and cash equivalents	$5,797	$17,678
Marketable securities	141	223
Accounts and notes receivable (less allowance: 2023 - $393; 2022 - $457)	21,993	20,456
Inventories:
Crude oil and products	6,665	5,866
Chemicals	455	515
Materials, supplies and other	2,308	1,866
Total inventories	9,428	8,247
Prepaid expenses and other current assets	4,373	3,739
Total Current Assets	41,732	50,343
Long-term receivables (less allowance: 2023 - $331; 2022 - $552)	1,055	1,069
Investments and advances	48,123	45,238
Properties, plant and equipment, at cost	342,522	327,785
Less: Accumulated depreciation, depletion and amortization	188,550	184,194
Properties, plant and equipment, net	153,972	143,591
Deferred charges and other assets	13,672	12,310
Goodwill	4,722	4,722
Assets held for sale	651	436
Total Assets	$263,927	$257,709
Liabilities and Equity
Short-term debt	$440	$1,964
Accounts payable	21,649	18,955
Accrued liabilities	7,618	7,486
Federal and other taxes on income	1,927	4,381
Other taxes payable	1,629	1,422
Total Current Liabilities	33,263	34,208
Long-term debt	20,119	21,375
Deferred credits and other noncurrent obligations	20,884	20,396
Noncurrent deferred income taxes	19,637	17,131
Noncurrent employee benefit plans	3,776	4,357
Total Liabilities*	$97,679	$97,467
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at September 30, 2023 and December 31, 2022)	1,832	1,832
Capital in excess of par value	21,317	18,660
Retained earnings	200,593	190,024
Accumulated other comprehensive losses	(2,597)	(2,798)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (554,927,915 and 527,460,237 shares at September 30, 2023 and December 31, 2022, respectively)	(55,640)	(48,196)
Total Chevron Corporation Stockholders’ Equity	165,265	159,282
Noncontrolling interests (includes redeemable noncontrolling interest of $150 and $142 at September 30, 2023 and December 31, 2022)	983	960
Total Equity	166,248	160,242
Total Liabilities and Equity	$263,927	$257,709

* Refer to Note 11 Other Contingencies and Commitments.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2023	2022
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$19,168	$29,230
Adjustments
Depreciation, depletion and amortization	11,072	11,555
Dry hole expense	315	255
Distributions more (less) than income from equity affiliates	(2,273)	(4,768)
Net before-tax losses (gains) on asset retirements and sales	(133)	(463)
Net foreign currency effects	(135)	(653)
Deferred income tax provision	1,346	1,710
Net decrease (increase) in operating working capital	(4,181)	1,172
Decrease (increase) in long-term receivables	36	121
Net decrease (increase) in other deferred charges	(423)	(101)
Cash contributions to employee pension plans	(893)	(1,087)
Other	(724)	133
Net Cash Provided by Operating Activities	23,175	37,104
Investing Activities
Acquisition of businesses, net of cash received	55	(2,862)
Capital expenditures	(11,468)	(8,139)
Proceeds and deposits related to asset sales and returns of investment	410	2,485
Net sales (purchases) of marketable securities	84	82
Net repayment (borrowing) of loans by equity affiliates	(242)	38
Net Cash Used for Investing Activities	(11,161)	(8,396)
Financing Activities
Net borrowings (repayments) of short-term obligations	(33)	278
Proceeds from issuances of long-term debt	150	—
Repayments of long-term debt and other financing obligations	(4,207)	(8,449)
Cash dividends - common stock	(8,527)	(8,255)
Net contributions from (distributions to) noncontrolling interests	(44)	(103)
Net sales (purchases) of treasury shares	(11,281)	(2,000)
Net Cash Provided by (Used for) Financing Activities	(23,942)	(18,529)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(187)	(277)
Net Change in Cash, Cash Equivalents and Restricted Cash	(12,115)	9,902
Cash, Cash Equivalents and Restricted Cash at January 1	19,121	6,795
Cash, Cash Equivalents and Restricted Cash at September 30	$7,006	$16,697

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders’	Controlling	Total
Three Months Ended September 30	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at June 30, 2022	$20,151	$177,909	$(3,491)	$(41,015)	$153,554	$1,008	$154,562
Treasury stock transactions	19	—	—	—	19	—	19
Net income (loss)	—	11,231	—	—	11,231	7	11,238
Cash dividends ($1.42 per share)	—	(2,743)	—	—	(2,743)	(71)	(2,814)
Stock dividends	—	(2)	—	—	(2)	—	(2)
Other comprehensive income	—	—	318	—	318	—	318
Purchases of treasury shares	—	—	—	(3,750)	(3,750)	—	(3,750)
Issuances of treasury shares	9	—	—	45	54	—	54
Other changes, net	—	(1)	—	—	(1)	3	2
Balance at September 30, 2022	$20,179	$186,394	$(3,173)	$(44,720)	$158,680	$947	$159,627

Balance at June 30, 2023	$20,350	$196,926	$(2,711)	$(56,240)	$158,325	$973	$159,298
Treasury stock transactions	43	—	—	—	43	—	43
PDC Energy, Inc. acquisition	2,550	—	—	3,970	6,520	—	6,520
Net income (loss)	—	6,526	—	—	6,526	29	6,555
Cash dividends ($1.51 per share)	—	(2,852)	—	—	(2,852)	(45)	(2,897)
Stock dividends	—	(6)	—	—	(6)	—	(6)
Other comprehensive income	—	—	114	—	114	—	114
Purchases of treasury shares(2)	—	—	—	(3,424)	(3,424)	—	(3,424)
Issuances of treasury shares	2	—	—	54	56	—	56
Other changes, net	(36)	(1)	—	—	(37)	26	(11)
Balance at September 30, 2023	$22,909	$200,593	$(2,597)	$(55,640)	$165,265	$983	$166,248

Nine Months Ended September 30
Balance at December 31, 2021	$18,874	$165,546	$(3,889)	$(41,464)	$139,067	$873	$139,940
Treasury stock transactions	49	—	—	—	49	—	49
Net income (loss)	—	29,112	—	—	29,112	118	29,230
Cash dividends ($4.26 per share)	—	(8,255)	—	—	(8,255)	(107)	(8,362)
Stock dividends	—	(3)	—	—	(3)	—	(3)
Other comprehensive income	—	—	716	—	716	—	716
Purchases of treasury shares	—	—	—	(7,505)	(7,505)	—	(7,505)
Issuances of treasury shares	1,256	—	—	4,249	5,505	—	5,505
Other changes, net	—	(6)	—	—	(6)	63	57
Balance at September 30, 2022	$20,179	$186,394	$(3,173)	$(44,720)	$158,680	$947	$159,627

Balance at December 31, 2022	$20,252	$190,024	$(2,798)	$(48,196)	$159,282	$960	$160,242
Treasury stock transactions	123	—	—	—	123	—	123
PDC Energy, Inc. acquisition	2,550	—	—	3,970	6,520	—	6,520
Net income (loss)	—	19,110	—	—	19,110	58	19,168
Cash dividends ($4.53 per share)	—	(8,527)	—	—	(8,527)	(54)	(8,581)
Stock dividends	—	(7)	—	—	(7)	—	(7)
Other comprehensive income	—	—	201	—	201	—	201
Purchases of treasury shares(2)	—	—	—	(11,631)	(11,631)	—	(11,631)
Issuances of treasury shares	20	—	—	217	237	—	237
Other changes, net	(36)	(7)	—	—	(43)	19	(24)
Balance at September 30, 2023	$22,909	$200,593	$(2,597)	$(55,640)	$165,265	$983	$166,248

(Number of Shares)	Common Stock - 2023				Common Stock - 2022
Three Months Ended September 30	Issued(3)	Treasury	Outstanding		Issued(3)	Treasury	Outstanding
Balance at June 30	2,442,676,580	(575,431,362)	1,867,245,218		2,442,676,580	(485,241,766)	1,957,434,814
Purchases	—	(20,721,774)	(20,721,774)		—	(24,324,584)	(24,324,584)
Issuances	—	41,225,221	41,225,221		—	528,316	528,316
Balance at September 30	2,442,676,580	(554,927,915)	1,887,748,665		2,442,676,580	(509,038,034)	1,933,638,546

Nine Months Ended September 30
Balance at December 31	2,442,676,580	(527,460,237)	1,915,216,343		2,442,676,580	(512,870,523)	1,929,806,057
Purchases	—	(70,455,234)	(70,455,234)		—	(48,390,222)	(48,390,222)
Issuances	—	42,987,556	42,987,556		—	52,222,711	52,222,711
Balance at September 30	2,442,676,580	(554,927,915)	1,887,748,665		2,442,676,580	(509,038,034)	1,933,638,546
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General
Basis of Presentation The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and nine-month periods ended September 30, 2023, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron. Prior years’ data have been reclassified in certain cases to conform to the 2023 presentation basis.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2022 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the nine months ended September 30, 2023 and 2022 are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)
(Millions of dollars)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
Balance at December 31, 2021	$(162)	$(11)	$—	$(3,716)	$(3,889)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(97)	(3)	69	384	353
Reclassifications(2) (3)	—	—	(31)	394	363
Net Other Comprehensive Income (Loss)	(97)	(3)	38	778	716
Balance at September 30, 2022	$(259)	$(14)	$38	$(2,938)	$(3,173)

Balance at December 31, 2022	$(203)	$(12)	$(12)	$(2,571)	$(2,798)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(21)	(4)	(18)	51	8
Reclassifications(2) (3)	—	—	17	176	193
Net Other Comprehensive Income (Loss)	(21)	(4)	(1)	227	201
Balance at September 30, 2023	$(224)	$(16)	$(13)	$(2,344)	$(2,597)
(1)All amounts are net of tax.
(2)Refer to Note 13 Financial and Derivative Instruments for reclassified components of cash flow hedging.
(3)Refer to Note 7 Employee Benefits for reclassified components, including amortization of actuarial gains or losses, amortization of prior service costs and settlement losses, totaling $187 that are included in employee benefit costs for the nine months ended September 30, 2023. Related income taxes for the same period, totaling $11, are reflected in “Income Tax Expense (Benefit)” on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Information Relating to the Consolidated Statement of Cash Flows

	Nine Months Ended September 30
	2023	2022
	(Millions of dollars)
Distributions more (less) than income from equity affiliates included the following:
Distributions from equity affiliates	$1,868	$2,194
(Income) loss from equity affiliates	(4,141)	(6,962)
Distributions more (less) than income from equity affiliates	$(2,273)	$(4,768)
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$(890)	$(4,428)
Decrease (increase) in inventories	(1,136)	(2,170)
Decrease (increase) in prepaid expenses and other current assets	(1,121)	(479)
Increase (decrease) in accounts payable and accrued liabilities	1,706	5,282
Increase (decrease) in income and other taxes payable	(2,740)	2,967
Net decrease (increase) in operating working capital	$(4,181)	$1,172
Net cash provided by operating activities included the following cash payments:
Interest on debt (net of capitalized interest)	$292	$320
Income taxes	8,189	6,750
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$218	$1,406
Returns of investment from equity affiliates	192	1,079
Proceeds and deposits related to asset sales and returns of investment	$410	$2,485
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$(289)	$(9)
Marketable securities sold	373	91
Net sales (purchases) of marketable securities	$84	$82
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$(296)	$(27)
Repayment of loans by equity affiliates	54	65
Net repayment (borrowing) of loans by equity affiliates	$(242)	$38
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term debt obligations	$—	$—
Repayments of short-term debt obligations	—	—
Net borrowings (repayments) of short-term debt obligations with three months or less maturity	(33)	278
Net borrowings (repayments) of short-term obligations	$(33)	$278
Net contributions from (distributions to) noncontrolling interests consisted of the following gross amounts:
Distributions to noncontrolling interests	$(54)	$(107)
Contributions from noncontrolling interests	10	4
Net contributions from (distributions to) noncontrolling interests	$(44)	$(103)
Net sales (purchases) of treasury shares consisted of the following gross and net amounts:
Shares issued for share-based compensation plans	$237	$5,505
Shares purchased under share repurchase and deferred compensation plans	(11,518)	(7,505)
Net sales (purchases) of treasury shares	$(11,281)	$(2,000)
The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The “Other” line in the Operating Activities section includes changes in postretirement benefits obligations and other long-term liabilities.
The company paid dividends of $1.51 per share of common stock in third quarter 2023. This compares to dividends of $1.42 per share paid in the year-ago corresponding period.
The components of “Capital expenditures” are presented in the following table:

	Nine Months Ended September 30
	2023	2022
	(Millions of dollars)
Additions to properties, plant and equipment	$10,602	$6,901
Additions to investments	636	932
Current-year dry hole expenditures	205	137
Payments for other assets and liabilities, net	25	169
Capital expenditures	$11,468	$8,139
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At September 30		At December 31
	2023	2022	2022	2021
	(Millions of dollars)		(Millions of dollars)
Cash and cash equivalents	$5,797	$15,164	$17,678	$5,640
Restricted cash included in “Prepaid expenses and other current assets”	306	742	630	333
Restricted cash included in “Deferred charges and other assets”	903	791	813	822
Total cash, cash equivalents and restricted cash	$7,006	$16,697	$19,121	$6,795
Additional information related to restricted cash is included in Note 12 Fair Value Measurements under the heading “Restricted Cash.”
Note 4. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Nine Months Ended September 30
	2023	2022
	(Millions of dollars)
Sales and other operating revenues	$14,720	$18,682
Costs and other deductions	7,799	9,003
Net income attributable to TCO	$4,918	$6,779
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Nine Months Ended September 30
	2023	2022
	(Millions of dollars)
Sales and other operating revenues	$113,817	$142,407
Costs and other deductions	106,318	129,704
Net income (loss) attributable to CUSA	$6,152	$10,601

	At September 30, 2023	At December 31, 2022
	(Millions of dollars)
Current assets	$21,351	$18,704
Other assets	54,613	50,153
Current liabilities	23,253	22,452
Other liabilities	19,413	19,274
Total CUSA net equity	$33,298	$27,131
Memo: Total debt	$9,641	$10,800
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Non-billable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and nine-month periods ended September 30, 2023 and 2022, are presented in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Segment Earnings	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$2,074	$3,398	$5,495	$10,004
International	3,681	5,909	10,357	14,794
Total Upstream	5,755	9,307	15,852	24,798
Downstream
United States	1,376	1,288	3,434	4,214
International	307	1,242	1,556	2,169
Total Downstream	1,683	2,530	4,990	6,383
Total Segment Earnings	7,438	11,837	20,842	31,181
All Other
Interest expense	(104)	(117)	(321)	(363)
Interest income	103	77	401	116
Other	(911)	(566)	(1,812)	(1,822)
Net Income Attributable to Chevron Corporation	$6,526	$11,231	$19,110	$29,112
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. Segment assets at September 30, 2023, and December 31, 2022, are as follows:

	At September 30, 2023	At December 31, 2022
Segment Assets	(Millions of dollars)
Upstream
United States	$59,326	$44,246
International	133,879	134,489
Goodwill	4,370	4,370
Total Upstream	197,575	183,105
Downstream
United States	33,466	31,676
International	22,546	21,193
Goodwill	352	352
Total Downstream	56,364	53,221
Total Segment Assets	253,939	236,326
All Other
United States	7,744	17,861
International	2,244	3,522
Total All Other	9,988	21,383
Total Assets — United States	100,536	93,783
Total Assets — International	158,669	159,204
Goodwill	4,722	4,722
Total Assets	$263,927	$257,709

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and nine-month periods ended September 30, 2023 and 2022, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived primarily from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils, other products derived from crude oil, and manufacturing and marketing of renewable fuels. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Sales and Other Operating Revenues	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$10,278	$13,183	$28,656	$38,731
International	10,633	15,286	31,705	43,018
Subtotal	20,911	28,469	60,361	81,749
Intersegment Elimination — United States	(6,797)	(7,138)	(18,766)	(22,532)
Intersegment Elimination — International	(3,256)	(3,102)	(8,281)	(10,889)
Total Upstream	10,858	18,229	33,314	48,328
Downstream
United States	22,749	24,063	62,394	69,701
International	21,028	22,666	59,499	67,716
Subtotal	43,777	46,729	121,893	137,417
Intersegment Elimination — United States	(2,278)	(1,051)	(5,929)	(3,393)
Intersegment Elimination — International	(467)	(431)	(1,396)	(1,244)
Total Downstream	41,032	45,247	114,568	132,780
All Other
United States	149	137	413	361
International	1	1	2	2
Subtotal	150	138	415	363
Intersegment Elimination — United States	(117)	(106)	(315)	(276)
Intersegment Elimination — International	(1)	—	(2)	(1)
Total All Other	32	32	98	86
Sales and Other Operating Revenues
United States	33,176	37,383	91,463	108,793
International	31,662	37,953	91,206	110,736
Subtotal	64,838	75,336	182,669	219,529
Intersegment Elimination — United States	(9,192)	(8,295)	(25,010)	(26,201)
Intersegment Elimination — International	(3,724)	(3,533)	(9,679)	(12,134)
Total Sales and Other Operating Revenues	$51,922	$63,508	$147,980	$181,194
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
The components of net periodic benefit costs for 2023 and 2022 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(Millions of dollars)		(Millions of dollars)
Pension Benefits
United States
Service cost	$86	$116	$257	$351
Interest cost	112	72	336	207
Expected return on plan assets	(140)	(161)	(419)	(484)
Amortization of prior service costs (credits)	1	—	3	1
Amortization of actuarial losses (gains)	51	55	152	180
Settlement losses	53	233	53	340
Total United States	163	315	382	595
International
Service cost	15	20	44	63
Interest cost	49	33	145	104
Expected return on plan assets	(52)	(43)	(154)	(135)
Amortization of prior service costs (credits)	2	2	6	5
Amortization of actuarial losses (gains)	2	4	6	12
Settlement losses	—	—	—	(9)
Acquisitions / (divestitures)	—	—	(2)	—
Total International	16	16	45	40
Net Periodic Pension Benefit Costs	$179	$331	$427	$635
Other Benefits*
Service cost	$9	$11	$25	$32
Interest cost	23	14	72	45
Amortization of prior service costs (credits)	(6)	(7)	(19)	(20)
Amortization of actuarial losses (gains)	(5)	4	(14)	10
Net Periodic Other Benefit Costs	$21	$22	$64	$67
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through September 30, 2023, a total of $893 million was contributed to employee pension plans (including $811 million to the U.S. plans). Contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first nine months of 2023, the company contributed $123 million to its OPEB plans.
Note 8. Assets Held For Sale
At September 30, 2023, the company classified $651 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2022 and the first nine months of 2023 were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9. Income Taxes
The income tax expense decreased between quarterly periods from $3.6 billion in 2022 to $2.2 billion in 2023. The company’s income before income tax expense decreased $6.1 billion from $14.8 billion in 2022 to $8.7 billion in 2023, primarily due to lower upstream realizations and downstream margins. The company’s effective tax rate increased between quarterly periods from 24 percent in 2022 to 25 percent in 2023. The change in effective tax rate is primarily due to lower favorable international tax items, partially offset by mix effects resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
The income tax expense decreased between the nine-month periods from $10.6 billion in 2022 to $6.9 billion in 2023. This decrease is a direct result of a decrease in the company’s income before income tax expense of $13.8 billion, from $39.9 billion in 2022 to $26.1 billion in 2023. The decrease in income is primarily due to lower upstream realizations and higher downstream operating expenses. The company’s effective tax rate remained unchanged at 27 percent between the nine-month periods in 2022 and 2023.
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
Climate Change
Governmental and other entities in various jurisdictions across the United States have filed legal proceedings against fossil fuel producing companies, including Chevron entities, purporting to seek legal and equitable relief to address alleged impacts of climate change. Chevron entities are or were among the codefendants in 25 separate lawsuits brought by 18 U.S. cities and counties, four U.S. states, the District of Columbia, a group of municipalities in Puerto Rico and a trade group in both federal and state courts. One of the city lawsuits was dismissed on the merits, and one of the county lawsuits was voluntarily dismissed by the plaintiff. The lawsuits assert various causes of action, including public nuisance, private nuisance, failure to warn, fraud, conspiracy to commit fraud, design defect, product defect, trespass, negligence, impairment of public trust, equitable relief for pollution, impairment and destruction of natural resources, violations of consumer protection statutes, violations of a federal antitrust statute, and violations of federal and state RICO statutes, based upon, among other things, the company’s production of oil and gas products and alleged misrepresentations or omissions relating to climate change risks associated with those products. Further such proceedings are likely to be filed by other parties. While Chevron sought to remove cases filed in state court to federal court, in April 2023, the Supreme Court denied petitions for writ of certiorari on jurisdictional questions in many of these cases, as a result of which, many of these cases have been or will be remanded to state court. The unprecedented legal theories set forth in these proceedings entail the possibility of damages liability (both compensatory and punitive), injunctive and other forms of equitable relief, including without limitation abatement and disgorgement of profits, equitable relief for pollution, impairment and destruction of natural resources, civil penalties and liability for fees and costs of suits, that, while we believe remote, could have a material adverse effect on the company’s results of operations and financial condition. Management believes that these proceedings are legally and factually meritless and detract from constructive efforts to address the important policy issues presented by climate change, and will vigorously defend against such proceedings.
Louisiana
Seven coastal parishes and the State of Louisiana have filed lawsuits in Louisiana against numerous oil and gas companies seeking damages for coastal erosion in or near oil fields located within Louisiana’s coastal zone under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA). Chevron entities are defendants in 39 of these cases. The lawsuits allege that the defendants’ historical operations were conducted without necessary permits or failed to comply with permits obtained and seek damages and other relief, including the costs of restoring coastal wetlands allegedly impacted by oil field operations. In the first quarter 2023, the Supreme Court denied a petition for writ of certiorari on jurisdictional questions impacting certain of these cases, and those cases have been or will be remanded to Louisiana state court, with the first trial scheduled to begin in November 2023. Federal jurisdictional questions are still being decided for the remaining cases. Plaintiffs’ SLCRMA theories are unprecedented; thus, there remains significant uncertainty about the scope of the claims and alleged damages and any potential effects on the company’s results of operations and financial condition. Management believes that the claims lack legal and factual merit and will continue to vigorously defend against such proceedings.
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
The fair value hierarchy for assets and liabilities measured at fair value at September 30, 2023, and December 31, 2022, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At September 30, 2023				At December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$141	$141	$—	$—	$223	$223	$—	$—
Derivatives - not designated	77	44	33	—	184	111	73	—
Derivatives - designated	—	—	—	—	—	—	—	—
Total Assets at Fair Value	$218	$185	$33	$—	$407	$334	$73	$—
Derivatives - not designated	331	209	122	—	43	33	10	—
Derivatives - designated	16	16	—	—	15	15	—	—
Total Liabilities at Fair Value	$347	$225	$122	$—	$58	$48	$10	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at September 30, 2023.
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
Assets and liabilities carried at fair value at September 30, 2023, and December 31, 2022, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $5.8 billion and $17.7 billion at September 30, 2023, and December 31, 2022, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at September 30, 2023.
Restricted Cash had a carrying/fair value of $1.2 billion and $1.4 billion at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, restricted cash is classified as Level 1 and includes restricted funds related to certain upstream decommissioning activities, tax payments and a financing program, which are reported in “Prepaid expenses and other current assets” and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term debt, purchase price fair value adjustments and finance lease obligations, of $15.3 billion and $16.3 billion at September 30, 2023, and December 31, 2022, respectively. The fair value of long-term debt for the company was $13.8 billion and $15.0 billion at September 30, 2023 and December 31, 2022, respectively. Long-term debt primarily includes corporate issued bonds, classified as Level 1 and are $13.4 billion for the period. The fair value of other long-term debt classified as Level 2 is $373 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at September 30, 2023, and December 31, 2022, were not material.
Properties, plant and equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in third quarter 2023.
Investments and advances The company did not have any individually material impairments of investments and advances measured at fair value on a nonrecurring basis to report in third quarter 2023.
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
Derivative instruments measured at fair value at September 30, 2023, and December 31, 2022, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives (Millions of dollars)
Type of Contract	Balance Sheet Classification	At September 30, 2023	At December 31, 2022
Commodity	Accounts and notes receivable, net	$73	$175
Commodity	Long-term receivables, net	4	9
Total Assets at Fair Value		$77	$184
Commodity	Accounts payable	$315	$46
Commodity	Deferred credits and other noncurrent obligations	32	12
Total Liabilities at Fair Value		$347	$58

Consolidated Statement of Income: The Effect of Derivatives (Millions of dollars)
Type of		Gain / (Loss) Three Months Ended September 30		Gain / (Loss) Nine Months Ended September 30
Contract	Statement of Income Classification	2023	2022	2023	2022
Commodity	Sales and other operating revenues	$(420)	$55	$(439)	$(892)
Commodity	Purchased crude oil and products	(202)	24	(183)	(210)
Commodity	Other income	(8)	(10)	(24)	(16)
		$(630)	$69	$(646)	$(1,118)
The amount reclassified from AOCL to “Sales and other operating revenues” from designated hedges for the first nine months of 2023 was a decrease of $17 million compared with an increase of $31 million in the same period of the prior year. At September 30, 2023, before-tax deferred losses in AOCL related to outstanding crude oil price hedging contracts were $16 million, of which all is expected to be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.
The following table represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at September 30, 2023, and December 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities (Millions of dollars)
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At September 30, 2023
Derivative Assets - not designated	$3,589	$3,512	$77	$4	$73
Derivative Assets - designated	$13	$13	$—	$—	$—
Derivative Liabilities - not designated	$3,843	$3,512	$331	$15	$316
Derivative Liabilities - designated	$29	$13	$16	$—	$16
At December 31, 2022
Derivative Assets - not designated	$2,591	$2,407	$184	$5	$179
Derivative Assets - designated	$8	$8	$—	$—	$—
Derivative Liabilities - not designated	$2,450	$2,407	$43	$—	$43
Derivative Liabilities - designated	$23	$8	$15	$—	$15
Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for “a right of offset.”
Note 14. Revenue
“Sales and other operating revenues” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $15.2 billion and $14.2 billion at September 30, 2023, and December 31, 2022, respectively. Other items included in “Accounts and notes receivable” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of Accounting Standard Codification (ASC) 606.
Note 15. Financial Instruments - Credit Losses
Chevron’s expected credit loss allowance balance was $724 million and $1.0 billion at September 30, 2023 and December 31, 2022, respectively, with a majority of the allowance relating to non-trade receivable balances.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $19.5 billion at September 30, 2023, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring prepayments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Chevron’s non-trade receivable balance was $4.3 billion at September 30, 2023, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid as per contract terms or not yet due are subject to the statistical analysis described above while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk. Equity affiliate loans are also considered non-trade and associated allowances of $403 million and $560 million at September 30, 2023 and December 31, 2022, respectively, are included within “Investments and advances” on the Consolidated Balance Sheet.
Note 16. Acquisition of PDC Energy, Inc.
On August 7, 2023, the company acquired PDC Energy, Inc. (PDC), an independent exploration and production company with operations in the Denver-Julesburg Basin in Colorado and the Delaware Basin in west Texas.
The aggregate purchase price of PDC was $6.5 billion, with approximately 41 million shares of Chevron common stock issued as consideration in the transaction. The shares represented approximately 2 percent of shares of Chevron common stock outstanding immediately after the transaction closed on August 7, 2023.
The acquisition was accounted for as a business combination under ASC 805, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair value. Provisional fair value measurements were made for acquired assets and liabilities, and adjustments to those measurements may be made in subsequent periods, up to one year from the date of acquisition, as information necessary to complete the analysis is obtained. Oil and gas properties were valued using a discounted cash flow approach that incorporated internally generated price assumptions and production profiles together with appropriate operating cost and development cost assumptions. Debt assumed in the acquisition was valued based on observable market prices for PDC’s debt. As a result of measuring the assets acquired and the liabilities assumed at fair value, there was no goodwill or bargain purchase recognized.
The following table summarizes the provisional fair values assigned to assets acquired and liabilities assumed:

At August 7, 2023
(Millions of dollars)
Current assets	$630
Properties, plant and equipment	10,487
Other assets	118
Total assets acquired	11,235
Current liabilities	1,376
Long-term debt	1,473
Deferred income taxes	1,397
Other liabilities	469
Total liabilities assumed	4,715

Net assets acquired / purchase price	$6,520
Pro forma financial information is not disclosed as the acquisition was deemed not to have a material impact on the company’s results of operations.
Note 17. Agreement to Acquire Hess Corporation
On October 23, 2023, Chevron Corporation announced it had entered into a definitive agreement with Hess Corporation (Hess) to acquire all of its outstanding shares in an all-stock transaction, valued at approximately $53 billion, pursuant to which Hess stockholders will receive 1.0250 shares of Chevron common stock for each Hess share. The transaction was unanimously approved by the Boards of Directors of both companies and is anticipated to close in the first half of 2024. The acquisition is subject to Hess stockholder approval. It is also subject to regulatory approvals and other customary closing conditions. See Item 1A. Risk Factors for a discussion of risks related to the Hess acquisition.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter 2023 Compared with Third Quarter 2022
Key Financial Results

Earnings by Business Segment
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$2,074	$3,398	$5,495	$10,004
International	3,681	5,909	10,357	14,794
Total Upstream	5,755	9,307	15,852	24,798
Downstream
United States	1,376	1,288	3,434	4,214
International	307	1,242	1,556	2,169
Total Downstream	1,683	2,530	4,990	6,383
Total Segment Earnings	7,438	11,837	20,842	31,181
All Other	(912)	(606)	(1,732)	(2,069)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$6,526	$11,231	$19,110	$29,112

(1) Includes foreign currency effects.	$285	$624	$255	$1,074
(2) Income (loss) net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for third quarter 2023 was $6.5 billion ($3.48 per share — diluted), compared with $11.2 billion ($5.78 per share — diluted) in the third quarter of 2022. The net income attributable to Chevron Corporation for the first nine months of 2023 was $19.1 billion ($10.14 per share — diluted), compared with $29.1 billion ($14.95 per share — diluted) in the first nine months of 2022.
Upstream earnings in third quarter 2023 were $5.8 billion compared with $9.3 billion in the corresponding 2022 period. The decrease was mainly due to lower realizations, partially offset by a favorable one-time tax benefit in Nigeria. Earnings for the first nine months of 2023 were $15.9 billion compared with $24.8 billion a year earlier. The decrease was mainly due to lower realizations, partially offset by lower operating expenses.
Downstream earnings in third quarter 2023 were $1.7 billion compared with $2.5 billion in the corresponding 2022 period. The decrease was mainly due to lower margins on refined product sales. Earnings for the first nine months of 2023 were $5.0 billion compared with $6.4 billion in the corresponding 2022 period. The decrease was mainly due to higher operating expenses, lower favorable foreign currency effects, lower margins on refined product sales and lower earnings from the 50 percent-owned Chevron Phillips Chemical Company (CPChem).
Refer to “Results of Operations” for additional discussion of results by business segment and “All Other” activities for the third quarter and first nine months of 2023 versus the same periods in 2022.
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
While macroeconomic inflation is easing, trends in the cost of goods and services vary by spend category. The labor market remains tight, and suppliers are passing along wage rate increases for labor intensive operations. Chevron has applied inflation mitigation strategies to temper these cost increases, including fixed price and index-based contracts. Lead times for key capital equipment remain long; Chevron has addressed lead times by partnering with suppliers on demand planning, volume commitments, standardization, and scope optimization. Raw material prices have declined, leading to a lower cost for drilling pipe and construction materials; however, availability of specialized offshore drilling rigs, supply vessels and equipment to perform hydraulic fracturing remains under pressure.
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
Chevron has interests in Venezuelan assets operated by independent affiliates. Chevron has been conducting limited activities in Venezuela consistent with the authorization provided pursuant to general licenses issued by the United States government. In fourth quarter 2022, Chevron received General License 41 from the

United States government, enabling the company to resume activity in Venezuela subject to certain limitations, and the company continues such activities under this General License. The financial results for Chevron’s business in Venezuela are being recorded as non-equity investments since 2020, where income is only recognized when cash is received and production and reserves are not included in the company’s results. Crude oil liftings in Venezuela started in first quarter 2023, which has positively impacted company’s year-to-date results, but future results remain uncertain.
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
Construction on the Future Growth Project and Wellhead Pressure Management Project (FGP/WPMP) in Kazakhstan is complete. Following slower than expected commissioning progress, the company conducted an independent cost and schedule review. WPMP is now expected to begin start up during the first half of 2024 and continue through two major train turnarounds. FGP is expected to start up during the first half of 2025 and ramp up to full production within three months.
Chevron holds a 39.7 percent interest in the Leviathan field and a 25 percent interest in the Tamar gas field in Israel. In early October 2023, a war between Israel and Hamas broke out, and the Government of Israel directed the company to shut down production at the Tamar gas field. The Leviathan field currently remains operational. The financial impacts of the shutdown and other operational impacts are not currently material for the company; however, it remains uncertain how long the shutdown may last or how extensive the conflict may become and, as a result, what the ultimate impact on the company’s results of operations and financial condition may be.
The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $101 per barrel for the full-year 2022. During the third quarter of 2023, Brent averaged $87 per barrel and ended October at about $89. The WTI price averaged $95 per barrel for the full-year 2022. During the third quarter of 2023, WTI averaged $83 per barrel and ended October at about $81. The majority of the company’s equity crude production is priced based on the Brent and WTI benchmarks. Crude prices increased during the quarter as demand outpaced supply following inventory draws associated with OPEC+ production cuts that were announced during the second quarter of 2023. (See page 34 for the company’s average U.S. and international crude oil sales prices.)
Price changes for natural gas are also impacted by seasonal supply, demand and infrastructure conditions in regional and local markets. In the U.S., prices at Henry Hub averaged $2.49 per thousand cubic feet (MCF) for the first nine months of 2023, compared with $6.61 during the first nine months of 2022. High levels of inventory have resulted in lower prices at Henry Hub this year. At the end of October 2023, the Henry Hub spot price was $3.17 per MCF.
Outside the U.S., price changes for natural gas also depend on a wide range of supply, demand and regulatory circumstances. The company’s long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG assets is committed under binding long-term contracts, with some sold in the spot LNG market. International natural gas realizations averaged $7.81 per MCF during the first nine months of 2023, compared with $9.56 per MCF in the same period last year. (See page 34 for the company’s average natural gas sales prices for the U.S. and international regions.)
Production The company’s worldwide net oil-equivalent production in the first nine months of 2023 averaged 3.03 million barrels per day, slightly higher than the first nine months of 2022 primarily due to production growth in the Permian Basin, lower turnaround impacts in Australia and the acquisition of PDC Energy, Inc. (PDC), which added 60,000 barrels of oil equivalent per day. These increases were partially offset by the end of the Erawan concession in Thailand. About 27 percent of the company’s net oil-equivalent production in the first nine months of 2023 occurred in the OPEC+ member countries of Angola, Equatorial Guinea, Kazakhstan, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait and Republic of Congo.
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
Noteworthy Developments
Certain noteworthy developments in recent months included the following:
•United States - Completed installation of the floating production unit for development of the Anchor field in the Gulf of Mexico, reaching an important milestone toward achieving first production that is expected in 2024.

•United States - Started operations on a solar power project with a joint venture partner in New Mexico to provide lower carbon energy for the Permian Basin.
•United States - Converted the diesel hydrotreater at the El Segundo, California refinery to process either 100 percent renewable or traditional feedstocks.
•United States - Completed the acquisition of PDC, adding 275,000 net acres in the Denver-Julesburg (DJ) Basin and 25,000 net acres in the Permian Basin.
•United States - Completed the acquisition of a majority stake in ACES Delta, LLC, which is developing a lower carbon intensity hydrogen production and storage hub in Utah.
•United States - Announced a definitive agreement to acquire Hess Corporation (Hess), which is expected to strengthen Chevron’s long-term performance by adding world-class assets and people.

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
Upstream

		Three Months Ended September 30		Nine Months Ended September 30
	Unit (1)	2023	2022	2023	2022
U.S. Upstream
Earnings	$MM	$2,074	$3,398	$5,495	$10,004
Net Oil-Equivalent Production	MBOED	1,407	1,176	1,265	1,177
Liquids Production	MBD	1,028	891	941	886
Natural Gas Production	MMCFD	2,275	1,708	1,947	1,747
Liquids Realization	$/BBL	$62	$76	$59	$80
Natural Gas Realization	$/MCF	$1.39	$7.05	$1.69	$5.76
(1) MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.
Three Month Periods Ended September 30, 2023 and 2022
U.S. upstream earnings decreased by $1.3 billion primarily due to lower realizations of $1.5 billion, partially offset by earnings associated with PDC.
Net oil-equivalent production was up 231,000 barrels per day, or 20 percent. The increase was primarily due to the acquisition of PDC, which added 179,000 oil-equivalent barrels per day during the quarter, and net production increases in the Permian Basin.
Nine Month Periods Ended September 30, 2023 and 2022
U.S. upstream earnings decreased by $4.5 billion primarily due to lower realizations of $5.3 billion, partially offset by higher sales volumes of $700 million and lower operating expenses of $330 million mainly due to the absence of a 2022 early contract termination at Sabine Pass.
Net oil-equivalent production was up 88,000 barrels per day, or 7 percent. The increase was primarily due the acquisition of PDC and growth in the Permian Basin.

		Three Months Ended September 30		Nine Months Ended September 30
	Unit (2)	2023	2022	2023	2022
International Upstream
Earnings (1)	$MM	$3,681	$5,909	$10,357	$14,794
Net Oil-Equivalent Production	MBOED	1,739	1,851	1,763	1,817
Liquids Production	MBD	803	816	826	824
Natural Gas Production	MMCFD	5,616	6,212	5,621	5,960
Liquids Realization	$/BBL	$76	$89	$71	$95
Natural Gas Realization	$/MCF	$6.96	$10.36	$7.81	$9.56
(1) Includes foreign currency effects	$MM	$584	$440	$538	$899
(2) MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.

Three Month Periods Ended September 30, 2023 and 2022
International upstream earnings decreased by $2.2 billion primarily due to lower realizations of $2.6 billion and lower sales volumes of $630 million, partially offset by a favorable one-time tax benefit in Nigeria of $560 million. Foreign currency effects had a favorable impact on earnings of $144 million between periods.
Net oil-equivalent production was down 112,000 barrels per day, or 6 percent. The decrease was primarily due to higher impacts from turnarounds, shutdowns, and normal field declines.
Nine Month Periods Ended September 30, 2023 and 2022
International upstream earnings decreased by $4.4 billion primarily due to lower realizations of $5.0 billion and lower sales volumes of $520 million, partially offset by lower operating expenses of $470 million and lower depreciation expense of $440 million. Foreign currency effects had an unfavorable impact on earnings of $361 million between periods.
Net oil-equivalent production was down 54,000 barrels per day, or 3 percent. The decrease was primarily due to lower production following expiration of the Erawan concession in Thailand and shutdowns in Canada due to wildfires and other related disruptions, partially offset by lower impacts from turnarounds in Australia.

Downstream

		Three Months Ended September 30		Nine Months Ended September 30
	Unit (1)	2023	2022	2023	2022
U.S. Downstream
Earnings	$MM	$1,376	$1,288	$3,434	$4,214
Refinery Crude Oil Inputs	MBD	961	779	938	858
Refined Product Sales	MBD	1,303	1,248	1,283	1,226
(1) MBD — thousands of barrels per day.
Three Month Periods Ended September 30, 2023 and 2022
U.S. downstream earnings increased by $88 million primarily due to higher margins on refined product sales of $110 million.
Refinery crude oil input was up 182,000 barrels per day, or 23 percent, primarily due to the absence of 2022 turnaround activity at the Richmond, California refinery.
Refined product sales were up 55,000 barrels per day, or 4 percent, primarily due to higher demand for jet fuel.
Nine Month Periods Ended September 30, 2023 and 2022
U.S. downstream earnings decreased by $780 million primarily due to higher operating expenses of $390 million, lower earnings from the 50 percent-owned CPChem of $250 million and lower margins on refined product sales of $80 million.
Refinery crude oil input was up 80,000 barrels per day, or 9 percent, primarily due to a smaller impact from planned turnaround activity at the Richmond, California refinery, partially offset by planned turnaround impacts at the El Segundo, California refinery in first quarter 2023.
Refined product sales were up 57,000 barrels per day, or 5 percent, primarily due to higher demand for jet fuel and higher renewable fuel sales following the Renewable Energy Group, Inc. acquisition.

		Three Months Ended September 30		Nine Months Ended September 30
	Unit (2)	2023	2022	2023	2022
International Downstream
Earnings (1)	$MM	$307	$1,242	$1,556	$2,169
Refinery Crude Oil Inputs	MBD	625	651	625	635
Refined Product Sales	MBD	1,431	1,437	1,448	1,367
(1) Includes foreign currency effects	$MM	$24	$179	$46	$347
(2) MBD — thousands of barrels per day.
Three Month Periods Ended September 30, 2023 and 2022
International downstream earnings decreased by $935 million primarily due to lower margins on refined product sales of $820 million. Foreign currency effects had an unfavorable impact on earnings of $155 million between periods.
Refinery crude oil input was down 26,000 barrels per day, or 4 percent, primarily due to planned refinery shutdowns.
Refined product sales were flat as higher jet fuel sales resulting from increased air travel were offset by lower demand for gasoline.
Nine Month Periods Ended September 30, 2023 and 2022
International downstream earnings decreased by $613 million primarily due to higher operating expenses of $310 million and an unfavorable swing in foreign currency effects of $301 million between periods.
Refinery crude oil input was down 10,000 barrels per day, or 2 percent, compared to the year-ago period.
Refined product sales were up 81,000 barrels per day, or 6 percent, primarily due to higher demand for jet fuel from increased air travel.
All Other

		Three Months Ended September 30		Nine Months Ended September 30
	Unit	2023	2022	2023	2022
All Other
Earnings/(Charges)*	$MM	$(912)	$(606)	$(1,732)	$(2,069)

* Includes foreign currency effects		$(323)	$5	$(329)	$(172)

Three Month Periods Ended September 30, 2023 and 2022
Net charges increased by $306 million primarily due to unfavorable foreign currency effects and unfavorable tax items, partially offset by lower pension settlement costs.
Nine Month Periods Ended September 30, 2023 and 2022
Net charges decreased by $337 million primarily due to lower employee benefit costs and higher interest income, partially offset by unfavorable tax items and an unfavorable swing of $157 million in foreign currency effects.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(Millions of dollars)
Sales and other operating revenues	$51,922	$63,508	$147,980	$181,194
Sales and other operating revenues decreased for the third quarter mainly due to lower commodity prices. Sales and other operating revenues decreased for the nine-month period mainly due to lower commodity prices, partially offset by higher refined product sales volumes.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(Millions of dollars)
Income from equity affiliates	$1,313	$2,410	$4,141	$6,962
Income from equity affiliates in the third quarter and the nine-month period decreased mainly due to lower upstream-related earnings from TCO in Kazakhstan and Angola LNG and lower downstream-related earnings from GS Caltex in South Korea and CPChem.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(Millions of dollars)
Other income (loss)	$845	$726	$1,648	$1,623
Other income for the third quarter increased mainly due to income from Venezuela non-equity investments, higher gains on asset sales and higher interest income, partially offset by an unfavorable swing in foreign currency effects. Other income for the nine-month period increased mainly due to income from Venezuela non-equity investments and higher interest income, partially offset by an unfavorable swing in foreign currency effects and lower gains on asset sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(Millions of dollars)
Purchased crude oil and products	$32,328	$38,751	$90,719	$112,846
Purchased crude oil and products decreased for the third quarter and the nine-month period primarily due to lower commodity prices.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(Millions of dollars)
Operating, selling, general and administrative expenses	$7,462	$7,385	$21,549	$21,171
Operating, selling, general and administrative expenses in the third quarter increased mainly due to higher employee expenses, partially offset by lower costs associated with refinery turnarounds. Operating, selling, general and administrative expenses in the nine-month period increased year-over-year primarily due to higher transportation expenses and higher services and fees, partially offset by the absence of an early contract termination charge.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(Millions of dollars)
Exploration expenses	$301	$116	$660	$521
Exploration expenses for the third quarter increased primarily due to higher charges for well write-offs. Exploration expenses for the nine-month period increased primarily due to increased exploration activities and higher charges for well write-offs.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(Millions of dollars)
Depreciation, depletion and amortization	$4,025	$4,201	$11,072	$11,555
Depreciation, depletion and amortization expenses for the third quarter and the nine-month period decreased mainly due to lower international production and lower rates, partially offset by impacts from the PDC acquisition.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(Millions of dollars)
Taxes other than on income	$1,021	$1,046	$3,158	$3,168
Taxes other than on income for the third quarter and the nine-month period were relatively unchanged compared to last year.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(Millions of dollars)
Interest and debt expense	$114	$128	$349	$393
Interest and debt expenses for the third quarter and the nine-month period decreased mainly due to higher capitalized interest.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(Millions of dollars)
Other components of net periodic benefit costs	$91	$208	$168	$259
Other components of net periodic benefit costs for the third quarter and the nine-month period decreased primarily due to lower pension settlement costs as fewer lump-sum pension distributions were made in the current year, partially offset by the impact of higher interest rates.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(Millions of dollars)
Income tax expense/(benefit)	$2,183	$3,571	$6,926	$10,636
The decrease in income tax expense for third quarter 2023 of $1.4 billion is consistent with the decrease in total income before income tax for the company of $6.1 billion.
U.S. income before income tax decreased from $5.3 billion in third quarter 2022 to $3.5 billion in third quarter 2023. This $1.8 billion decrease was primarily driven by lower upstream realizations, partially offset by higher downstream margins and had a direct impact on the company’s U.S. income tax, resulting in a decrease in income tax expense of $263 million between year-over-year periods, from $1.2 billion in 2022 to $1.0 billion in 2023.

International income before income tax decreased from $9.5 billion in third quarter 2022 to $5.3 billion in third quarter 2023. This $4.3 billion decrease was primarily driven by lower upstream realizations and downstream margins. The decrease in income primarily drove the $1.1 billion decrease in international income tax expense between year-over-year periods, from $2.4 billion in 2022 to $1.2 billion in 2023.
The company’s decrease in income tax expense for the first nine months of 2023 of $3.7 billion was primarily due to the decrease in the total income before income tax in 2023 of $13.8 billion.
U.S. income before income tax decreased between the nine-month periods, from $16.0 billion in 2022 to $9.4 billion in 2023. This decrease in income was primarily driven by lower upstream realizations and higher downstream operating expenses. The decrease in income had a direct impact on the company’s U.S. income tax resulting in a decrease in income tax expense of $1.4 billion between the nine-month periods, from $3.7 billion in 2022 to $2.3 billion in 2023.
International income before income tax decreased for the nine-month period, from $23.8 billion in 2022 to $16.7 billion in 2023. This decrease in income was primarily due to lower upstream realizations and higher downstream operating expenses. The decrease in income primarily drove the $2.4 billion decrease in international income tax expense between year-over-year periods, from $6.9 billion in 2022 to to $4.6 billion in 2023.
Additional information related to the company’s effective income tax rate is included in Note 9 Income Taxes to the Consolidated Financial Statements.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
		Three Months Ended September 30		Nine Months Ended September 30
	Unit	2023	2022	2023	2022
U.S. Upstream
Net crude oil and natural gas liquids production	MBD	1,028	891	941	886
Net natural gas production(3)	MMCFD	2,275	1,708	1,947	1,747
Net oil-equivalent production	MMCFD	1,407	1,176	1,265	1,177
Sales of natural gas	MMCFD	4,942	4,441	4,526	4,407
Sales of natural gas liquids	MBD	380	281	326	270
Revenue from net production
Liquids	$/BBL	$62.42	$75.73	$59.40	$80.35
Natural gas	$/MCF	$1.39	$7.05	$1.69	$5.76
International Upstream
Net crude oil and natural gas liquids production(4)	MBD	803	816	826	824
Net natural gas production(3)	MMCFD	5,616	6,212	5,621	5,960
Net oil-equivalent production(4)	MBOED	1,739	1,851	1,763	1,817
Sales of natural gas	MMCFD	5,600	7,984	5,686	5,808
Sales of natural gas liquids	MBD	88	104	87	95
Revenue from liftings
Liquids	$/BBL	$75.64	$89.14	$70.78	$94.95
Natural gas	$/MCF	$6.96	$10.36	$7.81	$9.56
U.S. and International Upstream
Total net oil-equivalent production(4)	MBOED	3,146	3,027	3,028	2,995
U.S. Downstream
Gasoline sales(5)	MBD	652	639	644	639
Other refined product sales	MBD	651	609	639	587
Total refined product sales	MBD	1,303	1,248	1,283	1,226
Sales of natural gas	MMCFD	32	23	32	23
Sales of natural gas liquids	MBD	23	21	21	29
Refinery crude oil input	MBD	961	779	938	858
International Downstream
Gasoline sales(5)	MBD	275	306	298	289
Other refined product sales	MBD	756	732	767	700
Share of affiliate sales	MBD	400	399	383	378
Total refined product sales	MBD	1,431	1,437	1,448	1,367
Sales of natural gas	MMCFD	—	6	1	4
Sales of natural gas liquids	MBD	174	123	163	128
Refinery crude oil input	MBD	625	651	625	635
(1) Includes company share of equity affiliates.
(2)  MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOED — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFD):
United States		45	50	48	55
International		529	518	530	521
(4) Includes net production of synthetic oil:
Canada		52	50	50	43
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $5.9 billion at September 30, 2023 and $17.9 billion at year-end 2022. The company holds its cash with a diverse group of major financial institutions and has processes and safeguards in place to manage its cash balances and mitigate the risk of loss. Cash provided by operating activities in the first nine months of 2023 was $23.2 billion, compared with $37.1 billion in the year-ago period. Capital expenditures totaled $11.5 billion in the first nine months of 2023, up $3.3 billion from the year-ago period. Proceeds and deposits related to asset sales and returns of investment totaled $218 million and $192 million, respectively, in the first nine months of 2023, compared to $1.4 billion and $1.1 billion, respectively, in the year-ago period. Cash provided by financing activities includes proceeds from shares issued for stock option exercises of $237 million in the first nine months of 2023, compared with $5.5 billion in the year-ago period.
Dividends The company paid dividends of $8.5 billion to common stockholders during the first nine months of 2023. In October 2023, the company declared a quarterly dividend of $1.51 per common share, payable in December 2023.
Debt and Finance Lease Liabilities Chevron’s total debt and finance lease liabilities were $20.6 billion at September 30, 2023, down from $23.3 billion at December 31, 2022 as the company retired notes that matured during the period.
During third quarter 2023, the company assumed $1.5 billion of debt in conjunction with the PDC acquisition, including balances outstanding under the revolving credit facility, PDC’s 6.125% notes due 2024 (2024 notes) and PDC’s 5.75% notes due 2026 (2026 notes). The outstanding balances under the revolving credit facility and the 2024 notes were repaid during third quarter 2023. The company also irrevocably deposited sufficient U.S. Treasury securities with U.S. Bank Trust Company, N.A., as trustee, to fund the redemption of the 2026 notes, resulting in the indenture being satisfied and discharged.
The company’s debt and finance lease liabilities due within one year, consisting primarily of the current portion of long-term debt and redeemable long-term obligations, totaled $4.3 billion at September 30, 2023, and $6.0 billion at December 31, 2022. Of these amounts, $3.9 billion was reclassified to long-term at September 30, 2023, and $4.1 billion was reclassified to long-term at December 31, 2022. At September 30, 2023, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
The company has access to a commercial paper program as a financing source for working capital or other short-term needs. The company had no commercial paper outstanding as of September 30, 2023.
At September 30, 2023, the company had $8.5 billion in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities allow the company to convert any amounts outstanding into a term loan for a period of up to one year. This supports commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the Secured Overnight Financing Rate (SOFR), or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at September 30, 2023. In addition, the company has an automatic shelf registration statement for an unspecified amount of nonconvertible debt securities issued by Chevron Corporation or CUSA.
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

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$75,782	$126,911
Sales and other operating revenues - related party	33,448	50,082
Total costs and other deductions	76,547	121,757
Total costs and other deductions - related party	26,479	43,042
Net income (loss)	$13,467	$15,043

	At September 30, 2023	At December 31, 2022
	(Millions of dollars) (unaudited)
Current assets	$17,959	$28,781
Current assets - related party	15,596	12,326
Other assets	54,271	50,505
Current liabilities	21,485	22,663
Current liabilities - related party	121,376	118,277
Other liabilities	26,926	27,353
Total net equity (deficit)	$(81,961)	$(76,681)
Common Stock Repurchase Program On January 25, 2023, the Board of Directors authorized the repurchase of the company’s shares of common stock in an aggregate amount of $75 billion (the “2023 Program”). The 2023 Program took effect on April 1, 2023, and does not have a fixed expiration date. In the aggregate, the company repurchased 48.0 million shares for $7.8 billion under the 2023 Program, including 20.7 million shares repurchased for $3.4 billion in third quarter 2023. In connection with the pending transaction with Hess, share repurchases will be restricted pursuant to SEC regulations. Chevron expects share repurchases in the fourth quarter to be around $3 billion plus or minus 20 percent, depending primarily on the timing of the Hess definitive proxy statement mailing.
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
Noncontrolling Interests The company had noncontrolling interests of $983 million at September 30, 2023 and $960 million at December 31, 2022. Included within noncontrolling interests is $150 million at September 30, 2023 and $142 million at December 31, 2022 of redeemable noncontrolling interest.

Financial Ratios and Metrics

	At September 30, 2023	At December 31, 2022
Current Ratio (1)	1.3	1.5
Debt Ratio	11.1%	12.8%
Net Debt Ratio (2)	8.1%	3.3%
(1) At September 30, 2023, the book value of inventory was lower than replacement cost.
(2) Net Debt Ratio for September 30, 2023 is calculated as short-term debt of $0.4 billion plus long-term debt of $20.1 billion (together, “total debt”) less cash and cash equivalents of $5.8 billion and marketable securities of $141 million as a percentage of total debt less cash and cash equivalents and marketable securities, plus Chevron Corporation Stockholders’ Equity of $165.3 billion. For the December 31, 2022 calculation, please refer to page 49 of Chevron’s 2022 Annual Report on Form 10-K.

	Nine Months Ended September 30
	2023	2022
	(Millions of dollars)
Net cash provided by operating activities	$23,175	$37,104
Less: Capital expenditures	(11,468)	(8,139)
Free Cash Flow	$11,707	$28,965
Pension Obligations Information related to pension plan contributions is included in Note 7 Employee Benefits to the Consolidated Financial Statements.
Capital Expenditures The company’s capital expenditures (capex) primarily includes additions to fixed assets or investments for the company’s consolidated subsidiaries and is disclosed in the Consolidated Statement of Cash Flows. Third quarter 2023 capex was $1.7 billion higher than third quarter 2022 and year-to-date 2023 capex was $3.3 billion higher than the year-ago period, primarily due to higher upstream spend in the United States and the acquisition of a majority stake in ACES Delta, LLC. The acquisition cost of PDC is not included in the company’s capex.
Affiliate Capital Expenditures The company’s affiliate capital expenditures (affiliate capex) primarily includes additions to fixed assets or investments in the equity affiliate’s financial statements and does not require cash outlays by the company. Third quarter 2023 affiliate capex was $7 million lower than third quarter 2022. Year-to-date 2023 affiliate capex was $304 million higher than the year-ago period, primarily due to higher spend at CPChem.

Capex and Affiliate Capex by Business Segment
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Capex	(Millions of dollars)
United States
Upstream	$3,020	$1,828	$7,234	$4,664
Downstream	408	279	1,118	1,117
All Other	97	54	218	182
Total United States	3,525	2,161	8,570	5,963
International
Upstream	1,080	784	2,742	1,885
Downstream	66	47	144	282
All Other	2	3	12	9
Total International	1,148	834	2,898	2,176
Capex	$4,673	$2,995	$11,468	$8,139
Affiliate Capex
Upstream	$539	$593	$1,793	$1,772
Downstream	300	253	891	608
Affiliate Capex	$839	$846	$2,684	$2,380

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the nine months ended September 30, 2023, does not differ materially from that discussed under Item 7A of Chevron’s 2022 Annual Report on Form 10-K.
Item 4.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2023.
(b) Changes in internal control over financial reporting
During the quarter ended September 30, 2023, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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
During the quarter ended September 30, 2023, there were no new such proceedings or material developments that occurred with respect to governmental proceedings previously reported in the company’s 2022 Annual Report on Form 10-K or subsequent filings, but still unresolved.
Please see information related to other legal proceedings in Note 10 Litigation.
Item 1A.Risk Factors
Some inherent risks could materially impact the company’s financial results of operations or financial condition. Information about risk factors for the nine months ended September 30, 2023, does not differ materially from that set forth under the heading “Risk Factors” on pages 20 through 26 of the company’s 2022 Annual Report on Form 10-K, other than as reflected in the risk factor below.
The PDC acquisition may cause Chevron’s financial results to differ from the company’s expectations or the expectations of the investment community, the company may not achieve the anticipated benefits of the acquisition, and the acquisition may disrupt the company’s current plans or operations.
The success of the PDC acquisition will depend, in part, on Chevron’s ability to successfully integrate the business of PDC and realize the anticipated benefits, including the anticipated annual capex efficiencies and operating expense synergies, expected incremental annual free cash flow, and accretion to return on capital employed and earnings per share. Difficulties in integrating PDC may result in a failure to realize anticipated synergies in the expected timeframe, in operational challenges, and in the diversion of management’s attention from ongoing business concerns as well as in unforeseen expenses associated with the acquisition, which may have an adverse impact on the company’s financial results.
Chevron may not complete the acquisition of Hess Corporation within the time frame the company anticipates or at all.
The completion of the acquisition of Hess is subject to a number of conditions, including regulatory approvals and approval by Hess stockholders of the adoption of the merger agreement. The failure to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring at all. In addition, the terms and conditions of the required regulatory authorizations and consents for the acquisition that are granted, if any, may impose requirements, limitations or costs or place restrictions on the conduct of the company’s business after the transaction or materially delay the completion of the acquisition. A delay in completing the acquisition could cause the company to realize some or all of the benefits later than we otherwise expect to realize them if the acquisition is successfully completed within the anticipated timeframe, which could result in additional transaction costs or in other negative effects associated with uncertainty about completion of the acquisition.

The Hess Corporation acquisition may cause Chevron’s financial results to differ from the company’s expectations or the expectations of the investment community, the company may not achieve the anticipated benefits of the acquisition, and the acquisition may disrupt the company’s current plans or operations.
The success of the Hess acquisition will depend, in part, on the company’s ability to successfully integrate the business of Hess and realize the anticipated benefits, including the anticipated synergies. Difficulties in integrating Hess may result in the failure to realize anticipated synergies in the expected timeframe, in operational challenges, and in the diversion of management’s attention from ongoing business concerns as well as in unforeseen expenses associated with the acquisition, which may have an adverse impact on the company’s financial results.
Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2023 Program (2) (Billions of dollars)
July 1 – July 31, 2023	870,329	$154.65	869,486	$70.5
August 1 – August 31, 2023	9,320,938	$160.34	9,320,938	$69.0
September 1 – September 30, 2023	10,530,507	$167.23	10,530,507	$67.2
Total	20,721,774	$163.60	20,720,931
(1)Includes common shares repurchased from participants in the company’s deferred compensation plans for personal income tax withholdings.
(2)Refer to “Liquidity and Capital Resources” for additional information regarding the company’s authorized stock repurchase program.

Item 5.Other Information
Rule 10b5-1 Plan Elections

During the three months ended September 30, 2023, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 6.Exhibits

Exhibit Index
Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of October 22, 2023 among Chevron Corporation, Yankee Merger Sub Inc., and Hess Corporation, filed as Exhibit 2.1 to Chevron Corporation’s Current Report on Form 8-K filed October 23, 2023, and incorporated herein by reference.

10.1+*	Chevron Corporation Deferred Compensation Plan for Management Employees II, amended and restated effective October 2, 2023.
10.2+*	Chevron Corporation Retirement Restoration Plan, amended and restated effective October 2, 2023.
10.3+*	Chevron Incentive Plan, amended and restated effective October 2, 2023.
10.4+*	2022 Long-Term Incentive Plan of Chevron Corporation, amended and restated effective October 2, 2023.
10.5+*	Long-Term Incentive Plan of Chevron Corporation, amended and restated effective October 2, 2023.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
32.1**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Executive Officer
32.2**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Financial Officer
101*	Interactive data files (formatted as Inline XBRL)
104*	Cover Page Interactive Data File (contained in Exhibit 101)
____________________________________________
+     Indicates a management contract or compensatory plan or arrangement.
*    Filed herewith.
**     Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVRON CORPORATION (REGISTRANT)

/S/ ALANA K. KNOWLES
Alana K. Knowles, Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: November 2, 2023