Form 10-Q
period 2024-03-31
CHEVRON CORP
filed 2024-05-02
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-00368
Chevron Corporation
(Exact name of registrant as specified in its charter)

5001 Executive Parkway, Suite 200
Delaware	94-0890210	San Ramon,	California	94583-5006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(Address of principal executive offices) (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

There were 1,847,009,033 shares of the company’s common stock outstanding on March 31, 2024.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three Months Ended March 31, 2024 and 2023	3
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2024 and 2023	4
	Consolidated Balance Sheet at March 31, 2024 and December 31, 2023	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2024 and 2023	6
	Consolidated Statement of Equity for the Three Months Ended March 31, 2024 and 2023	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signature		41

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This quarterly report on Form 10-Q of Chevron Corporation contains forward-looking statements relating to Chevron’s operations and lower carbon strategy that are based on management’s current expectations, estimates, and projections about the petroleum, chemicals and other energy-related industries. Words or phrases such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “advances,” “commits,” “drives,” “aims,” “forecasts,” “projects,” “believes,” “approaches,” “seeks,” “schedules,” “estimates,” “positions,” “pursues,” “progress,” “may,” “can,” “could,” “should,” “will,” “budgets,” “outlook,” “trends,” “guidance,” “focus,” “on track,” “goals,” “objectives,” “strategies,” “opportunities,” “poised,” “potential,” “ambitions,” “aspires” and similar expressions, and variations or negatives of these words, are intended to identify such forward-looking statements, but not all forward-looking statements include such words. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and other factors, many of which are beyond the company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for the company’s products, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries and other producing countries; technological advancements; changes to government policies in the countries in which the company operates; public health crises, such as pandemics and epidemics, and any related government policies and actions; disruptions in the company’s global supply chain, including supply chain constraints and escalation of the cost of goods and services; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic, market and political conditions, including the military conflict between Russia and Ukraine, the conflict in Israel and the global response to these hostilities; changing refining, marketing and chemicals margins; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; development of large carbon capture and offset markets; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes undertaken or required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures related to greenhouse gas emissions and climate change; the potential liability resulting from pending or future litigation; the ability to successfully integrate the operations of the company and PDC Energy, Inc. and achieve the anticipated benefits from the transaction, including the expected incremental annual free cash flow; the risk that Hess Corporation (Hess) stockholders do not approve the potential transaction, and the risk that regulatory approvals are not obtained or are obtained subject to conditions that are not anticipated by the company and Hess; potential delays in consummating the Hess transaction, including as a result of regulatory proceedings or the ongoing arbitration proceedings regarding preemptive rights in the Stabroek Block joint operating agreement; risks that such ongoing arbitration is not satisfactorily resolved and the potential transaction fails to be consummated; uncertainties as to whether the potential transaction, if consummated, will achieve its anticipated economic benefits, including as a result of regulatory proceedings and risks associated with third party contracts containing material consent, anti-assignment, transfer or other provisions that may be related to the potential transaction that are not waived or otherwise satisfactorily resolved; the company’s ability to integrate Hess’ operations in a successful manner and in the expected time period; the possibility that any of the anticipated benefits and projected synergies of the potential transaction will not be realized or will not be realized within the expected time period; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, taxes and tax audits, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; higher inflation and related impacts; material reductions in corporate liquidity and access to debt markets; changes to the company’s capital allocation strategies; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 20 through 26 of the company’s 2023 Annual Report on Form 10-K and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended March 31
	2024	2023
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$46,580	$48,842
Income (loss) from equity affiliates	1,441	1,588
Other income (loss)	695	363
Total Revenues and Other Income	48,716	50,793
Costs and Other Deductions
Purchased crude oil and products	27,741	29,407
Operating expenses	6,533	6,021
Selling, general and administrative expenses	1,010	881
Exploration expenses	129	190
Depreciation, depletion and amortization	4,091	3,526
Taxes other than on income	1,124	1,096
Interest and debt expense	118	115
Other components of net periodic benefit costs	48	38
Total Costs and Other Deductions	40,794	41,274
Income (Loss) Before Income Tax Expense	7,922	9,519
Income Tax Expense (Benefit)	2,371	2,914
Net Income (Loss)	5,551	6,605
Less: Net income (loss) attributable to noncontrolling interests	50	31
Net Income (Loss) Attributable to Chevron Corporation	$5,501	$6,574
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$2.99	$3.48
- Diluted	$2.97	$3.46
Weighted Average Number of Shares Outstanding (000s)
- Basic	1,842,377	1,891,695
- Diluted	1,849,116	1,900,785

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2024	2023
	(Millions of dollars)
Net Income (Loss)	$5,551	$6,605
Currency translation adjustment	(20)	7
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	(6)	(4)
Derivatives
Net derivatives gain (loss) on hedge transactions	(34)	2
Reclassification to net income	(7)	15
Income taxes on derivatives transactions	9	(4)
Total	(32)	13
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	62	48
Actuarial gain (loss) arising during period	—	—
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(2)	(3)
Prior service (costs) credits arising during period	—	—
Defined benefit plans sponsored by equity affiliates - benefit (cost)	4	6
Income (taxes) benefit on defined benefit plans	(11)	(10)
Total	53	41
Other Comprehensive Gain (Loss), Net of Tax	(5)	57
Comprehensive Income (Loss)	5,546	6,662
Comprehensive loss (income) attributable to noncontrolling interests	(50)	(31)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$5,496	$6,631

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At March 31, 2024	At December 31, 2023
	(Millions of dollars)
Assets
Cash and cash equivalents	$6,278	$8,178
Marketable securities	—	45
Accounts and notes receivable (less allowance: 2024 - $292; 2023 - $301)	20,414	19,921
Inventories:
Crude oil and products	7,212	6,059
Chemicals	411	406
Materials, supplies and other	2,319	2,147
Total inventories	9,942	8,612
Prepaid expenses and other current assets	3,874	4,372
Total Current Assets	40,508	41,128
Long-term receivables (less allowance: 2024 - $349; 2023 - $340)	968	942
Investments and advances	47,650	46,812
Properties, plant and equipment, at cost	350,501	346,081
Less: Accumulated depreciation, depletion and amortization	196,860	192,462
Properties, plant and equipment, net	153,641	153,619
Deferred charges and other assets	13,582	13,734
Goodwill	4,722	4,722
Assets held for sale	580	675
Total Assets	$261,651	$261,632
Liabilities and Equity
Short-term debt	$282	$529
Accounts payable	21,257	20,423
Accrued liabilities	7,777	7,655
Federal and other taxes on income	2,001	1,863
Other taxes payable	1,623	1,788
Total Current Liabilities	32,940	32,258
Long-term debt	21,553	20,307
Deferred credits and other noncurrent obligations	22,448	24,226
Noncurrent deferred income taxes	19,106	18,830
Noncurrent employee benefit plans	3,948	4,082
Total Liabilities*	$99,995	$99,703
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at March 31, 2024 and December 31, 2023)	1,832	1,832
Capital in excess of par value	21,443	21,365
Retained earnings	202,514	200,025
Accumulated other comprehensive losses	(2,965)	(2,960)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (595,667,547 and 577,028,776 shares at March 31, 2024 and December 31, 2023, respectively)	(61,959)	(59,065)
Total Chevron Corporation Stockholders’ Equity	160,625	160,957
Noncontrolling interests (includes redeemable noncontrolling interest of $172 and $166 at March 31, 2024 and December 31, 2023)	1,031	972
Total Equity	161,656	161,929
Total Liabilities and Equity	$261,651	$261,632

* Refer to Note 11 Other Contingencies and Commitments.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2024	2023
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$5,551	$6,605
Adjustments
Depreciation, depletion and amortization	4,091	3,526
Dry hole expense	28	105
Distributions more (less) than income from equity affiliates	(705)	(901)
Net before-tax losses (gains) on asset retirements and sales	(30)	34
Net foreign currency effects	(198)	23
Deferred income tax provision	688	790
Net decrease (increase) in operating working capital	(1,144)	(1,815)
Decrease (increase) in long-term receivables	27	36
Net decrease (increase) in other deferred charges	(300)	(185)
Cash contributions to employee pension plans	(256)	(345)
Other	(924)	(668)
Net Cash Provided by Operating Activities	6,828	7,205
Investing Activities
Capital expenditures	(4,089)	(3,038)
Proceeds and deposits related to asset sales and returns of investment	104	219
Net sales (purchases) of marketable securities	45	95
Net repayment (borrowing) of loans by equity affiliates	(16)	(83)
Net Cash Used for Investing Activities	(3,956)	(2,807)
Financing Activities
Net borrowings (repayments) of short-term obligations	1,836	(87)
Proceeds from issuances of long-term debt	203	—
Repayments of long-term debt and other financing obligations	(1,012)	(13)
Cash dividends - common stock	(3,003)	(2,857)
Net contributions from (distributions to) noncontrolling interests	4	(9)
Net sales (purchases) of treasury shares	(2,891)	(3,607)
Net Cash Provided by (Used for) Financing Activities	(4,863)	(6,573)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(72)	(47)
Net Change in Cash, Cash Equivalents and Restricted Cash	(2,063)	(2,222)
Cash, Cash Equivalents and Restricted Cash at January 1	9,275	19,121
Cash, Cash Equivalents and Restricted Cash at March 31	$7,212	$16,899

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders’	Controlling	Total
Three Months Ended March 31	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at December 31, 2022	$20,252	$190,024	$(2,798)	$(48,196)	$159,282	$960	$160,242
Treasury stock transactions	38	—	—	—	38	—	38
Net income (loss)	—	6,574	—	—	6,574	31	6,605
Cash dividends ($1.51 per share)	—	(2,857)	—	—	(2,857)	(9)	(2,866)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	57	—	57	—	57
Purchases of treasury shares	—	—	—	(3,788)	(3,788)	—	(3,788)
Issuances of treasury shares	16	—	—	130	146	—	146
Other changes, net	—	(2)	—	—	(2)	3	1
Balance at March 31, 2023	$20,306	$193,738	$(2,741)	$(51,854)	$159,449	$985	$160,434

Balance at December 31, 2023	$22,957	$200,025	$(2,960)	$(59,065)	$160,957	$972	$161,929
Treasury stock transactions	92	—	—	—	92	—	92
Net income (loss)	—	5,501	—	—	5,501	50	5,551
Cash dividends ($1.63 per share)	—	(3,003)	—	—	(3,003)	(3)	(3,006)
Stock dividends	—	(6)	—	—	(6)	—	(6)
Other comprehensive income	—	—	(5)	—	(5)	—	(5)
Purchases of treasury shares(2)	—	—	—	(3,006)	(3,006)	—	(3,006)
Issuances of treasury shares	(14)	—	—	112	98	—	98
Other changes, net	—	(3)	—	—	(3)	12	9
Balance at March 31, 2024	$23,035	$202,514	$(2,965)	$(61,959)	$160,625	$1,031	$161,656

(Number of Shares)	Common Stock - 2024				Common Stock - 2023
Three Months Ended March 31	Issued(3)	Treasury	Outstanding		Issued(3)	Treasury	Outstanding
Balance at Dec 31	2,442,676,580	(577,028,776)	1,865,647,804		2,442,676,580	(527,460,237)	1,915,216,343
Purchases	—	(19,737,687)	(19,737,687)		—	(22,418,644)	(22,418,644)
Issuances	—	1,098,916	1,098,916		—	1,417,565	1,417,565
Balance at March 31	2,442,676,580	(595,667,547)	1,847,009,033		2,442,676,580	(548,461,316)	1,894,215,264
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General
Basis of Presentation The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three-month period ended March 31, 2024, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2023 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the three months ended March 31, 2024 and 2023, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)
(Millions of dollars)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
Balance at December 31, 2022	$(203)	$(12)	$(12)	$(2,571)	$(2,798)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	7	(4)	(2)	6	7
Reclassifications(2) (3)	—	—	15	35	50
Net Other Comprehensive Income (Loss)	7	(4)	13	41	57
Balance at March 31, 2023	$(196)	$(16)	$1	$(2,530)	$(2,741)

Balance at December 31, 2023	$(192)	$(11)	$5	$(2,762)	$(2,960)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(20)	(6)	(25)	14	(37)
Reclassifications(2) (3)	—	—	(7)	39	32
Net Other Comprehensive Income (Loss)	(20)	(6)	(32)	53	(5)
Balance at March 31, 2024	$(212)	$(17)	$(27)	$(2,709)	$(2,965)
(1)All amounts are net of tax.
(2)Refer to Note 14 Financial and Derivative Instruments for reclassified components of cash flow hedging.
(3)Refer to Note 8 Employee Benefits for reclassified components, including amortization of actuarial gains or losses, amortization of prior service costs and settlement losses, totaling $58 that are included in employee benefit costs for the three months ended March 31, 2024. Related income taxes for the same period, totaling $19, are reflected in “Income Tax Expense (Benefit)” on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Information Relating to the Consolidated Statement of Cash Flows

	Three Months Ended March 31
	2024	2023
	(Millions of dollars)
Distributions more (less) than income from equity affiliates included the following:
Distributions from equity affiliates	$736	$687
(Income) loss from equity affiliates	(1,441)	(1,588)
Distributions more (less) than income from equity affiliates	$(705)	$(901)
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$(606)	$1,458
Decrease (increase) in inventories	(1,330)	(985)
Decrease (increase) in prepaid expenses and other current assets	255	(822)
Increase (decrease) in accounts payable and accrued liabilities	538	(1,849)
Increase (decrease) in income and other taxes payable	(1)	383
Net decrease (increase) in operating working capital	$(1,144)	$(1,815)
Net cash provided by operating activities included the following cash payments:
Interest on debt (net of capitalized interest)	$56	$53
Income taxes	1,428	1,830
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$52	$131
Returns of investment from equity affiliates	52	88
Proceeds and deposits related to asset sales and returns of investment	$104	$219
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$—	$—
Marketable securities sold	45	95
Net sales (purchases) of marketable securities	$45	$95
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$(46)	$(103)
Repayment of loans by equity affiliates	30	20
Net repayment (borrowing) of loans by equity affiliates	$(16)	$(83)
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term debt obligations	$—	$—
Repayments of short-term debt obligations	—	—
Net borrowings (repayments) of short-term debt obligations with three months or less maturity	1,836	(87)
Net borrowings (repayments) of short-term obligations	$1,836	$(87)
Net contributions from (distributions to) noncontrolling interests consisted of the following gross amounts:
Distributions to noncontrolling interests	$(3)	$(9)
Contributions from noncontrolling interests	7	—
Net contributions from (distributions to) noncontrolling interests	$4	$(9)
Net sales (purchases) of treasury shares consisted of the following gross and net amounts:
Shares issued for share-based compensation plans	$87	$146
Shares purchased under share repurchase and deferred compensation plans	(2,978)	(3,753)
Net sales (purchases) of treasury shares	$(2,891)	$(3,607)
The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The “Other” line in the Operating Activities section includes changes in asset retirement obligations, postretirement benefits obligations and other long-term liabilities.
The company paid dividends of $1.63 per share of common stock in first quarter 2024. This compares to dividends of $1.51 per share paid in the year-ago corresponding period.
The components of “Capital expenditures” are presented in the following table:

	Three Months Ended March 31
	2024	2023
	(Millions of dollars)
Additions to properties, plant and equipment	$3,864	$2,907
Additions to investments	199	111
Current-year dry hole expenditures	28	20
Payments for other assets and liabilities, net	(2)	—
Capital expenditures	$4,089	$3,038
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At March 31		At December 31
	2024	2023	2023	2022
	(Millions of dollars)		(Millions of dollars)
Cash and cash equivalents	$6,278	$15,668	$8,178	$17,678
Restricted cash included in “Prepaid expenses and other current assets”	127	357	275	630
Restricted cash included in “Deferred charges and other assets”	807	874	822	813
Total cash, cash equivalents and restricted cash	$7,212	$16,899	$9,275	$19,121
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
Note 5. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Three Months Ended March 31
	2024	2023
	(Millions of dollars)
Sales and other operating revenues	$5,056	$4,999
Costs and other deductions	2,645	2,665
Net income attributable to TCO	$1,706	$1,658

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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Three Months Ended March 31
	2024	2023
	(Millions of dollars)
Sales and other operating revenues	$36,490	$37,729
Costs and other deductions	34,947	35,522
Net income (loss) attributable to CUSA	$1,392	$1,830

	At March 31, 2024	At December 31, 2023
	(Millions of dollars)
Current assets	$20,226	$19,489
Other assets	55,706	54,460
Current liabilities	23,237	20,624
Other liabilities	22,314	22,227
Total CUSA net equity	$30,381	$31,098
Memo: Total debt	$9,670	$9,740
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Non-billable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three-month period ended March 31, 2024 and 2023, are presented in the following table:

	Three Months Ended March 31
	2024	2023
Segment Earnings	(Millions of dollars)
Upstream
United States	$2,075	$1,781
International	3,164	3,380
Total Upstream	5,239	5,161
Downstream
United States	453	977
International	330	823
Total Downstream	783	1,800
Total Segment Earnings	6,022	6,961
All Other
Interest expense	(109)	(106)
Interest income	85	152
Other	(497)	(433)
Net Income Attributable to Chevron Corporation	$5,501	$6,574
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. Segment assets at March 31, 2024, and December 31, 2023, are as follows:

	At March 31, 2024	At December 31, 2023
Segment Assets	(Millions of dollars)
Upstream
United States	$58,870	$58,750
International	130,896	131,685
Goodwill	4,370	4,370
Total Upstream	194,136	194,805
Downstream
United States	34,297	33,066
International	22,411	21,070
Goodwill	352	352
Total Downstream	57,060	54,488
Total Segment Assets	251,196	249,293
All Other
United States	7,559	10,292
International	2,896	2,047
Total All Other	10,455	12,339
Total Assets — United States	100,726	102,108
Total Assets — International	156,203	154,802
Goodwill	4,722	4,722
Total Assets	$261,651	$261,632

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three-month period ended March 31, 2024 and 2023, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived primarily from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils, other products derived from crude oil, and manufacturing and marketing of renewable fuels. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended March 31
	2024	2023
Sales and Other Operating Revenues	(Millions of dollars)
Upstream
United States	$11,167	$9,623
International	10,783	11,196
Subtotal	21,950	20,819
Intersegment Elimination — United States	(7,589)	(5,902)
Intersegment Elimination — International	(2,925)	(2,606)
Total Upstream	11,436	12,311
Downstream
United States	20,240	19,390
International	18,091	19,105
Subtotal	38,331	38,495
Intersegment Elimination — United States	(2,707)	(1,565)
Intersegment Elimination — International	(507)	(429)
Total Downstream	35,117	36,501
All Other
United States	120	108
International	1	1
Subtotal	121	109
Intersegment Elimination — United States	(93)	(79)
Intersegment Elimination — International	(1)	—
Total All Other	27	30
Sales and Other Operating Revenues
United States	31,527	29,121
International	28,875	30,302
Subtotal	60,402	59,423
Intersegment Elimination — United States	(10,389)	(7,546)
Intersegment Elimination — International	(3,433)	(3,035)
Total Sales and Other Operating Revenues	$46,580	$48,842
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
The components of net periodic benefit costs for 2024 and 2023 are as follows:

	Three Months Ended March 31
	2024	2023
	(Millions of dollars)
Pension Benefits
United States
Service cost	$89	$86
Interest cost	116	112
Expected return on plan assets	(149)	(140)
Amortization of prior service costs (credits)	1	1
Amortization of actuarial losses (gains)	61	51
Settlement losses	—	—
Total United States	118	110
International
Service cost	14	15
Interest cost	47	47
Expected return on plan assets	(50)	(51)
Amortization of prior service costs (credits)	3	2
Amortization of actuarial losses (gains)	5	2
Settlement losses	—	—
Acquisitions / (divestitures)	—	(2)
Total International	19	13
Net Periodic Pension Benefit Costs	$137	$123
Other Benefits*
Service cost	$8	$8
Interest cost	25	24
Amortization of prior service costs (credits)	(6)	(6)
Amortization of actuarial losses (gains)	(4)	(5)
Net Periodic Other Benefit Costs	$23	$21
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through March 31, 2024, a total of $256 million was contributed to employee pension plans (including $234 million to the U.S. plans). Contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first three months of 2024, the company contributed $45 million to its OPEB plans.
Note 9. Assets Held For Sale
At March 31, 2024, the company classified $580 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2023 and the first three months of 2024 were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10. Income Taxes
The income tax expense decreased $543 million between quarterly periods from $2.9 billion in 2023 to $2.4 billion in 2024. The company’s income before income tax expense decreased $1.6 billion from $9.5 billion in 2023 to $7.9 billion in 2024, primarily due to lower downstream margins and natural gas realizations, partly offset by higher upstream sales volumes in the U.S. The company’s effective tax rate decreased slightly between quarterly periods from 31 percent in 2023 to 30 percent in 2024. The change in effective tax rate is primarily due to mix effects resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11. Litigation
Climate Change
Governmental and other plaintiffs in various jurisdictions across the United States have brought legal proceedings against fossil fuel producing companies, including Chevron entities, purporting to seek legal and equitable relief to address alleged impacts of climate change. Chevron entities are or were among the codefendants in 30 separate lawsuits filed by various U.S. cities and counties, four U.S. states, the District of Columbia, two Native American tribes, and a trade group in both federal and state courts.1 The lawsuits have asserted various causes of action, including public nuisance, private nuisance, failure to warn, fraud, conspiracy to commit fraud, design defect, product defect, trespass, negligence, impairment of public trust, equitable relief for pollution, impairment and destruction of natural resources, unjust enrichment, violations of consumer protection statutes, violations of unfair competition statutes, violations of a federal antitrust statute, and violations of federal and state RICO statutes, based upon, among other things, the company’s production of oil and gas products and alleged misrepresentations or omissions relating to climate change risks associated with those products. Further such proceedings are likely to be brought by other parties. While defendants have sought to remove cases filed in state court to federal court, most of those cases have been remanded to state court and the U.S. Supreme Court has denied petitions for writ of certiorari on jurisdictional questions to date. The unprecedented legal theories set forth in these proceedings include claims for damages (both compensatory and punitive), injunctive and other forms of equitable relief, including without limitation abatement, contribution to abatement funds, disgorgement of profits and equitable relief for pollution, impairment and destruction of natural resources, civil penalties and liability for fees and costs of suits. Due to the unprecedented nature of the suits, the company is unable to estimate any range of possible liability, but given the uncertainty of litigation there can be no assurance that the cases will not have a material adverse effect on the company’s results of operations and financial condition. Management believes that these proceedings are legally and factually meritless and detract from constructive efforts to address the important policy issues presented by climate change and will vigorously defend against such proceedings.

1 The cases are: Bayamon v. Exxon Mobil Corp., et al., No. 22-cv-1550 (D.P.R.); City of Annapolis v. BP P.L.C., et al., No. C-02-CV-21-000250 (Md. Cir. Ct.); County of Anne Arundel v. BP P.L.C., et al., No. C-02-CV-21-000565 (Md. Cir. Ct.); Mayor and City Council of Baltimore v. BP P.L.C., et al., No. 24-C-18-004219 (Md. Cir. Ct.); People ex rel. Bonta v. Exxon Mobil Corp., et al., No. CGC-23-609134 (Cal. Super. Ct.); Bucks County v. BP P.L.C., et al., No. 2024-01836 (Pa. Ct. Common Pleas); City of Charleston v. Brabham Oil Co., et al., No. 20-CP-10-3975 (S.C. Ct. of Common Pleas); District of Columbia v. Exxon Mobil Corp., et al., No. 2020-CA-002892-B (D.C. Super. Ct.); Delaware ex rel. Jennings v. BP America Inc., et al., No. N20C-09-097 (Del.Super. Ct.); City of Hoboken v. Exxon Mobil Corp., et al., No. HUD-L-003179-20 (N.J. Super. Ct.); City and County of Honolulu, et al. v. Sunoco LP, et al., No. 1CCV-20-0000380 (Haw. Cir. Ct.); City of Imperial Beach v. Chevron Corp., et al., No. C17-01227 (Cal. Super. Ct.); King County v. BP P.L.C., et al., No. 18-2-11859-0 (Wash. Super. Ct.) (voluntarily dismissed); Makah Indian Tribe v. Exxon Mobil Corp., et al., No. 23-25216-1-SEA (Wash. Super. Ct.); County of Marin v. Chevron Corp., et al., No. 17-cv-02586 (Cal. Super. Ct.); County of Maui v. Sunoco LP, et al., No. 2CCV-20-0000283 (Haw. Cir. Ct.); County of Multnomah v. Exxon Mobil Corp., et al., No. 23-cv-25164 (Or. Cir. Ct.); Municipality of San Juan, Puerto Rico v. Exxon Mobil Corp., et al., No. 23-cv-01608 (D.P.R.); City of Oakland v. BP p.l.c., et al., No. RG17875889 (Cal. Super. Ct.); Platkin, et al. v. Exxon Mobil Corp., et al., No. MER-L-001797-22 (N.J. Super. Ct.); City of New York v. Chevron Corp., et al., No. 18-cv-00182 (S.D.N.Y.) (dismissed on the merits); Pacific Coast Federation of Fishermen’s Associations v. Chevron Corp., et al., No. CGC-18-571285 (Cal. Super. Ct.) (voluntarily dismissed); State of Rhode Island v. Chevron Corp., et al., No. PC-2018-4716 (R.I. Super. Ct.); City of Richmond v. Chevron Corp., et al., No. C18-00055 (Cal. Super. Ct.); City of San Francisco v. BP P.L.C., et al., No. CGC-17-561370 (Cal. Super. Ct.); County of San Mateo v. Chevron Corp., et al., No. 17-CIV-03222 (Cal. Super. Ct.); City of Santa Cruz v. Chevron Corp., et al., No. 17-cv-03243 (Cal. Super. Ct.); County of Santa Cruz v. Chevron Corp., et al., No. 17-cv-03242 (Cal. Super. Ct.); Shoalwater Bay Indian Tribe v. Exxon Mobil Corp., et al., No. 23-2-25215-2-SEA (Wash. Super. Ct.); City of Chicago v. BP p.l.c., et al., No. 2024-CH-01024 (Ill. Cir. Ct.).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Louisiana
Seven coastal parishes and the State of Louisiana have filed lawsuits in Louisiana against numerous oil and gas companies seeking damages for coastal erosion in or near oil fields located within Louisiana’s coastal zone under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA). Chevron entities are defendants in 39 of these cases.2 The lawsuits allege that the defendants’ historical operations were conducted without necessary permits or failed to comply with permits obtained and seek damages and other relief, including the costs of restoring coastal wetlands allegedly impacted by oil field operations. Further such proceedings may be brought by other parties. The Supreme Court denied a petition for writ of certiorari on jurisdictional questions impacting certain of these cases, and those cases have been or will be remanded to Louisiana state court, one of which has been set for trial and is scheduled to begin in March 2025. Federal jurisdictional questions are still being decided for the remaining cases in the United States Court of Appeals for the Fifth Circuit. Due to the unprecedented nature of the suits, the company is unable to estimate any range of possible liability, but given the uncertainty of litigation there can be no assurance that the cases will not have a material adverse effect on the company’s results of operations and financial condition. Management believes that the claims lack legal and factual merit and will continue to vigorously defend against such proceedings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The fair value hierarchy for assets and liabilities measured at fair value at March 31, 2024, and December 31, 2023, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Millions of dollars)

	At March 31, 2024				At December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$—	$—	$—	$—	$45	$45	$—	$—
Derivatives - not designated	80	75	5	—	152	24	128	—
Derivatives - designated	—	—	—	—	7	7	—	—
Total Assets at Fair Value	$80	$75	$5	$—	$204	$76	$128	$—
Derivatives - not designated	286	6	280	—	262	160	102	—
Derivatives - designated	34	34	—	—	—	—	—	—
Total Liabilities at Fair Value	$320	$40	$280	$—	$262	$160	$102	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at March 31, 2024.
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
Assets and liabilities carried at fair value at March 31, 2024, and December 31, 2023, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $6.3 billion and $8.2 billion at March 31, 2024, and December 31, 2023, respectively. The fair values of cash and cash equivalents are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

classified as Level 1 and reflect the cash that would have been received if the instruments were settled at March 31, 2024.
Restricted Cash had a carrying/fair value of $934 million and $1.1 billion at March 31, 2024, and December 31, 2023, respectively. At March 31, 2024, restricted cash is classified as Level 1 and includes primarily restricted funds related to certain upstream decommissioning activities that are reported in “Prepaid expenses and other current assets” and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term debt, purchase price fair value adjustments and finance lease obligations, of $14.8 billion and $14.6 billion at March 31, 2024, and December 31, 2023, respectively. The fair value of long-term debt for the company was $13.8 billion and $13.7 billion at March 31, 2024, and December 31, 2023, respectively. Long-term debt primarily includes corporate issued bonds that are classified as Level 1 and the fair value of which is $13.2 billion for the period. The fair value of other long-term debt classified as Level 2 is $554 million.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at March 31, 2024, and December 31, 2023, were not material.
Properties, plant and equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in first quarter 2024.
Investments and advances The company did not have any individually material impairments of investments and advances measured at fair value on a nonrecurring basis to report in first quarter 2024.
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
Derivative instruments measured at fair value at March 31, 2024, and December 31, 2023, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives (Millions of dollars)
Type of Contract	Balance Sheet Classification	At March 31, 2024	At December 31, 2023
Commodity	Accounts and notes receivable, net	$78	$151
Commodity	Long-term receivables, net	2	8
Total Assets at Fair Value		$80	$159
Commodity	Accounts payable	$301	$216
Commodity	Deferred credits and other noncurrent obligations	19	46
Total Liabilities at Fair Value		$320	$262

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Statement of Income: The Effect of Derivatives (Millions of dollars)
Type of		Gain / (Loss) Three Months Ended March 31
Contract	Statement of Income Classification	2024	2023
Commodity	Sales and other operating revenues	$(158)	$(97)
Commodity	Purchased crude oil and products	(64)	18
Commodity	Other income (loss)	13	(6)
		$(209)	$(85)
The amount reclassified from AOCL to “Sales and other operating revenues” from designated hedges for first quarter 2024 was an increase of $7 million compared with a decrease of $15 million in the same period of the prior year. At March 31, 2024, before-tax deferred gains in AOCL related to outstanding crude oil price hedging contracts were $34 million, of which all is expected to be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.
The following table represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at March 31, 2024, and December 31, 2023.

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities (Millions of dollars)
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
At March 31, 2024
Derivative Assets - not designated	$2,757	$2,677	$80	$4	$76
Derivative Assets - designated	$—	$—	$—	$—	$—
Derivative Liabilities - not designated	$2,963	$2,677	$286	$9	$277
Derivative Liabilities - designated	$34	$—	$34	$—	$34
At December 31, 2023
Derivative Assets - not designated	$2,394	$2,242	$152	$4	$148
Derivative Assets - designated	$8	$1	$7	$—	$7
Derivative Liabilities - not designated	$2,504	$2,242	$262	$15	$247
Derivative Liabilities - designated	$1	$1	$—	$—	$—
Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for “a right of offset.”
Note 15. Revenue
“Sales and other operating revenues” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $14.4 billion and $13.6 billion at March 31, 2024, and December 31, 2023, respectively. Other items included in “Accounts and notes receivable” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of Accounting Standard Codification (ASC) 606.
Note 16. Financial Instruments - Credit Losses
Chevron’s expected credit loss allowance balance was $641 million at both March 31, 2024, and December 31, 2023, with a majority of the allowance relating to non-trade receivable balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $18.0 billion at March 31, 2024, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring prepayments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days.
Chevron’s non-trade receivable balance was $4.1 billion at March 31, 2024, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid as per contract terms or not yet due are subject to the statistical analysis described above while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk. Equity affiliate loans are also considered non-trade and associated allowances of $87 million and $219 million at March 31, 2024, and December 31, 2023, respectively, are included within “Investments and advances” on the Consolidated Balance Sheet.
Note 17. Agreement to Acquire Hess Corporation
On October 23, 2023, Chevron Corporation announced it had entered into a definitive agreement with Hess Corporation (Hess) to acquire all of its outstanding shares in an all-stock transaction, valued at approximately $53 billion, pursuant to which Hess stockholders will receive 1.0250 shares of Chevron common stock for each Hess share. The transaction was unanimously approved by the Boards of Directors of both companies.
Hess is expected to hold a special meeting on May 28, 2024, for the purpose of obtaining stockholder approval for the merger proposal and other related proposals. Chevron and Hess are working to complete the merger as soon as practicable and continue to anticipate obtaining all requisite stockholder and regulatory approvals by the middle of 2024. The filing of the arbitration relating to the right of first refusal contained in an operating agreement among Hess Guyana Exploration Limited, a wholly owned subsidiary of Hess, affiliates of Exxon Mobil Corporation, and China National Offshore Oil Corporation, however, may cause the transaction to be completed at a later time or to fail to be completed. Hess is seeking to have the merits of the arbitration heard by the third quarter of 2024 and to complete the arbitration by the end of 2024. Neither Chevron nor Hess can predict the actual date on which the transaction will be completed because it is subject to conditions beyond each company’s control. See Item 1A. Risk Factors for a discussion of risks related to the Hess acquisition.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2024 Compared with First Quarter 2023
Key Financial Results

Earnings by Business Segment
	Three Months Ended March 31
	2024	2023
	(Millions of dollars)
Upstream
United States	$2,075	$1,781
International	3,164	3,380
Total Upstream	5,239	5,161
Downstream
United States	453	977
International	330	823
Total Downstream	783	1,800
Total Segment Earnings	6,022	6,961
All Other	(521)	(387)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$5,501	$6,574

(1) Includes foreign currency effects.	$85	$(40)
(2) Income (loss) net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for first quarter 2024 was $5.5 billion ($2.97 per share — diluted), compared with $6.6 billion ($3.46 per share — diluted) in first quarter 2023.
Upstream earnings in first quarter 2024 were $5.2 billion, slightly higher than the corresponding 2023 period mainly due to higher sales volumes in the U.S., partly offset by lower natural gas realizations.
Downstream earnings in first quarter 2024 were $783 million compared with $1.8 billion in the corresponding 2023 period. The decrease was mainly due to lower margins on refined product sales.
Refer to “Results of Operations” for additional discussion of results by business segment and “All Other” activities for first quarter 2024 versus the same period in 2023.
Business Environment and Outlook
Chevron Corporation3 is a global energy company with direct and indirect subsidiaries and affiliates that conduct substantial business activities in the following countries: Angola, Argentina, Australia, Bangladesh, Brazil, Canada, China, Egypt, Equatorial Guinea, Israel, Kazakhstan, Mexico, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait, the Philippines, Republic of Congo, Singapore, South Korea, Thailand, the United Kingdom, the United States, and Venezuela.
The company’s objective is to safely deliver higher returns, lower carbon and superior shareholder value in any business environment. Earnings of the company depend mostly on the profitability of its upstream business segment. The most significant factor affecting the results of operations for the upstream segment is the price of crude oil, which is determined in global markets outside of the company’s control. In the company’s downstream business, crude oil is the largest cost component of refined products. Periods of
3 Incorporated in Delaware in 1926 as Standard Oil Company of California, the company adopted the name Chevron Corporation in 1984 and ChevronTexaco Corporation in 2001. In 2005, ChevronTexaco Corporation changed its name to Chevron Corporation. As used in this report, the term “Chevron” and such terms as “the company,” “the corporation,” “our,” “we,” “us” and “its” may refer to Chevron Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole, but unless stated otherwise they do not include “affiliates” of Chevron — i.e., those companies generally owned 50 percent or less. All of these terms are used for convenience only and are not intended as a precise description of any of the separate companies, each of which manages its own affairs.

sustained lower commodity prices could result in the impairment or write-off of specific assets in future periods and cause the company to adjust operating expenses, including employee reductions, and capital expenditures, along with other measures intended to improve financial performance.
Governments, companies, communities, and other stakeholders are increasingly supporting efforts to address climate change. International initiatives and national, regional and state legislation and regulations that aim to directly or indirectly reduce GHG emissions are in various stages of design, adoption, and implementation. These policies and programs, some of which support the global net zero emissions ambitions of the Paris Agreement, can change the amount of energy consumed, the rate of energy-demand growth, the energy mix, and the relative economics of one fuel versus another. Implementation of jurisdiction-specific policies and programs can be dependent on, and can affect the pace of, technological advancements, the granting of necessary permits by governing authorities, the availability and acceptability of cost-effective, verifiable carbon credits, the availability of suppliers that can meet our sustainability-related standards, evolving regulatory or other requirements affecting ESG standards or other disclosures, and evolving standards for tracking, reporting, marketing and advertising relating to emissions and emission reductions and removals.
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
The company will continue to develop oil and gas resources to meet customers’ and consumers’ demand for energy. At the same time, Chevron believes that the future of energy is lower carbon. The company will continue to maintain flexibility in its portfolio to be responsive to changes in policy, technology, and customer and consumer preferences. Chevron aims to grow its oil and gas business, lower the carbon intensity of its operations and grow lower carbon businesses in renewable fuels, carbon capture and offsets, hydrogen and other emerging technologies. To grow its lower carbon businesses, Chevron plans to target sectors of the economy where emissions are harder to abate or that cannot be easily electrified, while leveraging the company’s capabilities, assets, partnerships, and customer relationships. The company’s oil and gas business may increase or decrease depending upon regulatory or market forces, among other factors.
Chevron’s previously disclosed 2050 net zero upstream aspiration, carbon intensity targets and planned lower-carbon capital spend through 2028 can be found on pages 35 through 36 of the company’s 2023 Annual Report on Form 10-K.
Chevron’s goals, targets and aspirations reflect Chevron’s current plans, and Chevron regularly evaluates its goals, targets and aspirations and may eliminate, increase or decrease them for various reasons, including market conditions; changes in its portfolio; and financial, operational, regulatory, reputational, legal and other factors. The company’s ability to achieve any aspiration, target or objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (1) sufficient and substantial advances in technology, including the continuing progress of commercially viable technologies and low- or non-carbon-based energy sources; (2) laws, governmental regulation, policies, and other enabling actions, including those regarding subsidies, tax credits and other incentives as well as the granting of necessary permits by governing authorities; (3) the availability and acceptability of cost-effective, verifiable carbon credits; (4) the availability of suppliers that can meet our sustainability-related standards; (5) evolving regulatory requirements, including changes to IPCC’s Global Warming Potentials, affecting ESG standards or disclosures; (6) evolving standards for tracking and reporting on emissions and emissions reductions and removals; (7) customer and consumer preferences and use of the company’s products or substitute products; (8) actions taken by the company’s competitors in response to legislation and regulations; and (9) successful negotiations for carbon capture and storage and nature-based solutions. Please refer to the risk factors regarding our aspirations, targets, and disclosures related to environmental, social, and governance matters included on pages 25 through 26 of the company’s 2023 Annual Report on Form 10-K.
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
In December 2021, the Organization for Economic Co-operation and Development (OECD) issued model rules for a new 15 percent global minimum tax (Pillar Two), and various jurisdictions in which the company operates enacted or are in the process of enacting Pillar Two legislation. Certain aspects of the tax under the Pillar Two framework are effective in 2024 in some jurisdictions and in 2025 (or later) in others. Although we do not currently expect that Pillar Two will have a material impact on our results of operations, we are continuing to evaluate the impact of legislative adoption by individual countries.
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
While macroeconomic inflation is easing, trends in the cost of goods and services vary by spend category. The labor market remains tight, and suppliers are passing along wage rate increases for labor intensive operations. Chevron has applied inflation mitigation strategies to temper these cost increases, including fixed price and index-based contracts. Lead times for key capital equipment remain long. Chevron has addressed lead times by partnering with suppliers on demand planning, volume commitments, standardization, and scope optimization. Raw material prices have declined, leading to a lower cost for drilling pipe and construction materials. Cost pressures for onshore drilling and completion equipment in the United States are also easing; however, availability of specialized offshore drilling rigs and supply vessels remains under pressure.
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
In April 2024, Tengizchevroil LLP (TCO) achieved start-up of the Wellhead Pressure Management Project (WPMP) with the first inlet separator and pressure boost compressor placed in service and first metering station conversion to low pressure completed. Metering station conversions are planned for the remainder of the year continuing through two major train turnarounds. TCO continues to make progress on the Future Growth Project with start-up expected in the first half of 2025.
Chevron has interests in Venezuelan assets operated by independent affiliates. Chevron has been conducting limited activities in Venezuela consistent with the authorization provided pursuant to general licenses issued by the United States government. In fourth quarter 2022, Chevron received General License 41 from the United States government, enabling the company to resume activity in Venezuela subject to certain limitations, and the company continues such activities under this General License. The financial results for Chevron’s business in Venezuela are being recorded as non-equity investments since 2020, where income is only recognized when cash is received and production and reserves are not included in the company’s results. Crude oil liftings in Venezuela started in first quarter 2023, which has positively impacted the company’s results, but future results remain uncertain.
Governments have imposed and may impose additional sanctions and other trade laws, restrictions and regulations that could lead to disruption in our ability to produce, transport and/or export crude in the region around Russia. The financial impacts of such risks, including presently imposed sanctions, are not currently material for the company; however, it remains uncertain how long these conditions may last or how severe they may become.
Chevron holds a 39.7 percent interest in the Leviathan field and a 25 percent interest in the Tamar gas field in Israel. Despite the ongoing conflict between Israel and various regional adversaries, the company continues to maintain safe and reliable operations while meeting its contractual commitments; however, the future impacts on the company’s results of operations and financial condition remain uncertain.

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $83 per barrel for the first three months of 2024, compared with $81 during the first three months of 2023 and ended April at about $88. The WTI price averaged $77 per barrel for the first three months of 2024, compared with $76 during the first three months of 2023, and ended April at about $82. The majority of the company’s equity crude production is priced based on the Brent and WTI benchmarks. Crude prices increased during the quarter as voluntary OPEC+ production cuts first announced in 2023 were extended through the second quarter of 2024. (See page 33 for the company’s average U.S. and international crude oil sales prices.)
Price changes for natural gas are also impacted by seasonal supply, demand and infrastructure conditions in regional and local markets. In the U.S., prices at Henry Hub averaged $2.50 per thousand cubic feet (MCF) for the first three months of 2024, compared with $2.79 during the first three months of 2023. High levels of inventory have resulted in lower prices at Henry Hub this year. At the end of April 2024, the Henry Hub spot price was $1.56 per MCF.
Outside the U.S., price changes for natural gas also depend on a wide range of supply, demand and regulatory circumstances. The company’s long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG assets is committed under binding long-term contracts, with some sold in the spot LNG market. International natural gas realizations averaged $7.25 per MCF during the first three months of 2024, compared with $9.00 per MCF in the same period last year. (See page 33 for the company’s average natural gas sales prices for the U.S. and international regions.)
Production The company’s worldwide net oil-equivalent production in the first three months of 2024 averaged 3.35 million barrels per day, an increase of 12 percent from the first three months of 2023 primarily due to the acquisition of PDC Energy, Inc. (PDC) and production growth in the Permian and Denver-Julesburg (DJ) Basins in the U.S. and the Tengizchevroil affiliate in Kazakhstan, partly offset by planned downtime in Nigeria. About 24 percent of the company’s net oil-equivalent production in the first three months of 2024 occurred in the OPEC+ member countries of Angola, Equatorial Guinea, Kazakhstan, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait and Republic of Congo.
Refer to the “Results of Operations” section on page 29 for additional discussion of the company’s upstream business.
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
Refer to the “Results of Operations” section beginning on page 30 for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.
Refer to “Cautionary Statements Relevant to Forward-Looking Information” on page 2 and to “Risk Factors” on pages 20 through 26 of the company’s 2023 Annual Report on Form 10-K for a discussion of some of the inherent risks that could materially impact the company’s results of operations or financial condition.
Noteworthy Developments
Certain noteworthy developments in recent months included the following:
•Israel - Reached final investment decision to add midstream infrastructure that is expected to increase production capacity at the Tamar gas field in Israel to 1.6 billion cubic feet per day.
•Kazakhstan - Started up WPMP at the company’s 50 percent-owned affiliate, TCO, with the first pressure boost facility compressor online and first metering station conversion completed.
•Myanmar - Withdrew from Chevron’s nonoperated working interests effective April 1, 2024.
•Republic of Congo - Signed a Sale and Purchase Agreement in April to sell Chevron Congo Holdings Ltd., including its 31.5 percent nonoperated working interest in the offshore Haute Mer permit areas and a 15.75 percent interest in the unitized Lianzi area, subject to closing conditions.
•United States - Reached final investment decision to build an oilseed processing plant in Louisiana through the company’s joint venture Bunge Chevron Ag Renewables LLC.
•United States - Expanded fuel marketing network in key U.S. West Coast and Gulf Coast markets, encompassing more than 250 retail stations.
•United States - Drilled onshore and offshore stratigraphic wells to delineate carbon dioxide storage potential through the company’s joint venture Bayou Bend CCS LLC.
•United States - Announced the company’s first solar-to-hydrogen production project that is expected to utilize solar power, land and non-potable water from its existing assets in California.
•United States - Announced investment in a company that provides post-combustion point-source carbon capture technology.
•United States - Launched a $500 million Future Energy Fund III focused on venture investments in technology-based solutions that have the potential to enable affordable, reliable and lower carbon energy.
•Uruguay - Entered an agreement to assume a 60 percent operated interest in Uruguay’s AREA OFF-1 offshore exploration block, subject to closing conditions.

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
Upstream

		Three Months Ended March 31
	Unit (1)	2024	2023
U.S. Upstream
Earnings	$MM	$2,075	$1,781
Net Oil-Equivalent Production	MBOED	1,573	1,167
Liquids Production	MBD	1,130	877
Natural Gas Production	MMCFD	2,657	1,742
Liquids Realization	$/BBL	$57.37	$59.06
Natural Gas Realization	$/MCF	$1.24	$2.58
(1) MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.
Three Month Periods Ended March 31, 2024 and 2023
U.S. upstream earnings increased by $294 million primarily due to higher sales volumes of $990 million, including from legacy PDC assets, partly offset by higher depreciation, depletion and amortization of $490 million mainly from higher production, and lower realizations, primarily natural gas, of $120 million.
Net oil-equivalent production was up 406,000 barrels per day, or 35 percent. The increase was primarily due to the acquisition of PDC and net production increases in the Permian and DJ Basins.

		Three Months Ended March 31
	Unit (2)	2024	2023
International Upstream
Earnings (1)	$MM	$3,164	$3,380
Net Oil-Equivalent Production	MBOED	1,773	1,812
Liquids Production	MBD	838	849
Natural Gas Production	MMCFD	5,610	5,775
Liquids Realization	$/BBL	$72.52	$68.89
Natural Gas Realization	$/MCF	$7.25	$9.00
(1) Includes foreign currency effects	$MM	$22	$(56)
(2) MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.
Three Month Periods Ended March 31, 2024 and 2023
International upstream earnings decreased by $216 million primarily due to lower natural gas realizations of $730 million, partly offset by favorable tax impacts of $190 million, including the absence of first quarter 2023 tax charges related to the energy levy in the United Kingdom, and higher liquid realizations of $160 million. Foreign currency effects had a favorable impact on earnings of $78 million between periods.
Net oil-equivalent production was down 39,000 barrels per day, or 2 percent. The decrease was primarily due to a planned turnaround in Nigeria and normal field declines, partly offset by stronger operational performance at Tengizchevroil.

Downstream

		Three Months Ended March 31
	Unit (1)	2024	2023
U.S. Downstream
Earnings	$MM	$453	$977
Refinery Crude Unit Inputs	MBD	878	931
Refined Product Sales	MBD	1,248	1,252
(1) MBD — thousands of barrels per day.
Three Month Periods Ended March 31, 2024 and 2023
U.S. downstream earnings decreased by $524 million primarily due to lower margins on refined product sales of $380 million and higher operating expenses of $210 million mainly from planned shutdowns.
Refinery crude unit inputs, including crude oil and other inputs, was down 53,000 barrels per day, or 6 percent, primarily due to a planned shutdown at the Pascagoula, Mississippi refinery.
Refined product sales were flat compared to the year-ago period.

		Three Months Ended March 31
	Unit (2)	2024	2023
International Downstream
Earnings (1)	$MM	$330	$823
Refinery Crude Unit Inputs	MBD	651	640
Refined Product Sales	MBD	1,430	1,460
(1) Includes foreign currency effects	$MM	$56	$18
(2) MBD — thousands of barrels per day.
Three Month Periods Ended March 31, 2024 and 2023
International downstream earnings decreased by $493 million primarily due to lower margins on refined product sales of $530 million. Foreign currency effects had a favorable impact on earnings of $38 million between periods.
Refinery crude unit inputs, including crude oil and other inputs, was up 11,000 barrels per day, or 2 percent, while refined product sales were down 30,000 barrels per day, or 2 percent.
All Other

		Three Months Ended March 31
	Unit	2024	2023
All Other
Earnings/(Charges)*	$MM	$(521)	$(387)

* Includes foreign currency effects		$7	$(2)

Three Month Periods Ended March 31, 2024 and 2023
Net charges increased by $134 million primarily due to lower interest income and higher employee benefit costs.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended March 31
	2024	2023
	(Millions of dollars)
Sales and other operating revenues	$46,580	$48,842
Sales and other operating revenues decreased for the first quarter mainly due to lower natural gas and refined product prices, partially offset by higher U.S. crude and natural gas sales volumes.

	Three Months Ended March 31
	2024	2023
	(Millions of dollars)
Income from equity affiliates	$1,441	$1,588
Income from equity affiliates in the first quarter decreased mainly due to lower upstream-related earnings from Angola LNG and lower downstream-related earnings from GS Caltex in South Korea.

	Three Months Ended March 31
	2024	2023
	(Millions of dollars)
Other income (loss)	$695	$363
Other income for the first quarter increased mainly due to a favorable swing in foreign currency effects, higher income from Venezuela non-equity investments and higher gains on asset sales, partially offset by lower interest income.

	Three Months Ended March 31
	2024	2023
	(Millions of dollars)
Purchased crude oil and products	$27,741	$29,407
Purchased crude oil and products decreased for the first quarter primarily due to lower natural gas prices and lower refinery crude unit inputs.

	Three Months Ended March 31
	2024	2023
	(Millions of dollars)
Operating, selling, general and administrative expenses	$7,543	$6,902
Operating, selling, general and administrative expenses in the first quarter increased mainly due to higher employee benefit expenses and higher transportation costs.

	Three Months Ended March 31
	2024	2023
	(Millions of dollars)
Exploration expenses	$129	$190
Exploration expenses for the first quarter decreased primarily due to lower charges for well write-offs.

	Three Months Ended March 31
	2024	2023
	(Millions of dollars)
Depreciation, depletion and amortization	$4,091	$3,526
Depreciation, depletion and amortization expenses for the first quarter increased primarily due to higher production volumes from the PDC acquisition.

	Three Months Ended March 31
	2024	2023
	(Millions of dollars)
Taxes other than on income	$1,124	$1,096
Taxes other than on income for the first quarter increased primarily due to higher property taxes.

	Three Months Ended March 31
	2024	2023
	(Millions of dollars)
Interest and debt expense	$118	$115
Interest and debt expenses for the first quarter were relatively unchanged compared to last year.

	Three Months Ended March 31
	2024	2023
	(Millions of dollars)
Other components of net periodic benefit costs	$48	$38
Other components of net periodic benefit costs for the first quarter were relatively unchanged compared to last year.

	Three Months Ended March 31
	2024	2023
	(Millions of dollars)
Income tax expense/(benefit)	$2,371	$2,914
The company’s decrease in income tax expense for the first three months of 2024 of $543 million was primarily due to the decrease in the total income before income tax in 2024 of $1.6 billion.
U.S. income before income tax decreased between the three-month periods, from $3.1 billion in 2023 to $2.6 billion in 2024. This decrease in income was primarily driven by lower downstream margins and higher upstream depreciation, depletion, and amortization, partially offset by higher upstream sales volumes. The decrease in income had a direct impact on the company’s U.S. income tax resulting in a decrease in income tax expense of $115 million between the three-month periods, from $739 million in 2023 to $624 million in 2024.
International income before income tax decreased for the three-month period, from $6.4 billion in 2023 to $5.3 billion in 2024. This decrease in income was primarily due to lower natural gas realizations and lower downstream margins. The decrease in income primarily drove the $428 million decrease in international income tax expense between year-over-year periods, from $2.2 billion in 2023 to to $1.7 billion in 2024.
Additional information related to the company’s effective income tax rate is included in Note 10 Income Taxes to the Consolidated Financial Statements.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
		Three Months Ended March 31
	Unit	2024	2023
U.S. Upstream
Net crude oil and natural gas liquids production	MBD	1,130	877
Net natural gas production(3)	MMCFD	2,657	1,742
Net oil-equivalent production	MBOED	1,573	1,167
Sales of natural gas	MMCFD	5,138	4,096
Sales of natural gas liquids	MBD	442	298
Revenue from net production
Crude	$/BBL	$74.00	$71.87
NGLs	$/BBL	$20.45	$23.82
Liquids (weighted average of Crude and NGLs)	$/BBL	$57.37	$59.06
Natural gas	$/MCF	$1.24	$2.58
International Upstream
Net crude oil and natural gas liquids production(4)	MBD	838	849
Net natural gas production(3)	MMCFD	5,610	5,775
Net oil-equivalent production(4)	MBOED	1,773	1,812
Sales of natural gas	MMCFD	5,770	5,785
Sales of natural gas liquids	MBD	118	91
Revenue from liftings
Crude	$/BBL	$74.77	$70.98
NGLs	$/BBL	$21.89	$28.42
Liquids (weighted average of Crude and NGLs)	$/BBL	$72.52	$68.89
Natural gas	$/MCF	$7.25	$9.00
U.S. and International Upstream
Total net oil-equivalent production(4)	MBOED	3,346	2,979
U.S. Downstream
Gasoline sales(5)	MBD	621	609
Other refined product sales	MBD	627	643
Total refined product sales	MBD	1,248	1,252
Sales of natural gas	MMCFD	31	31
Sales of natural gas liquids	MBD	21	20
Refinery crude unit inputs	MBD	878	931
International Downstream
Gasoline sales(5)	MBD	319	297
Other refined product sales	MBD	722	780
Share of affiliate sales	MBD	389	383
Total refined product sales	MBD	1,430	1,460
Sales of natural gas	MMCFD	—	3
Sales of natural gas liquids	MBD	139	137
Refinery crude unit inputs	MBD	651	640
(1) Includes company share of equity affiliates.
(2)  MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOED — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFD):
United States		83	48
International		543	531
(4) Includes net production of synthetic oil:
Canada		47	51
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $6.3 billion at March 31, 2024, and $8.2 billion at year-end 2023. The company holds its cash with a diverse group of major financial institutions and has processes and safeguards in place to manage its cash balances and mitigate the risk of loss. Cash provided by operating activities in the first three months of 2024 was $6.8 billion, compared with $7.2 billion in the year-ago period. Capital expenditures totaled $4.1 billion in the first three months of 2024, up $1.1 billion from the year-ago period largely due to higher investments in upstream, including post-acquisition spend on legacy PDC assets. Proceeds and deposits related to asset sales and returns of investment totaled $104 million in the first three months of 2024, compared to $219 million in the year-ago period. Cash provided by financing activities includes proceeds from shares issued for stock option exercises of $87 million in the first three months of 2024, compared with $146 million in the year-ago period.
Dividends The company paid dividends of $3.0 billion to common stockholders during the first three months of 2024. In April 2024, the company declared a quarterly dividend of $1.63 per common share, payable in June 2024.
Debt and Finance Lease Liabilities Chevron’s total debt and finance lease liabilities were $21.8 billion at March 31, 2024, up from $20.8 billion at December 31, 2023, as the company issued commercial paper and retired a bond that matured during the period.
The company’s primary source for working capital needs is its commercial paper program. The outstanding balance for the company’s commercial paper program at March 31, 2024, was $2.1 billion, and there was no commercial paper outstanding at December 31, 2023. The company’s debt and finance lease liabilities due within one year, consisting primarily of the current portion of long-term debt and redeemable long-term obligations, totaled $5.9 billion at March 31, 2024, and $5.1 billion at December 31, 2023. Of these amounts, $5.6 billion was reclassified to long-term at March 31, 2024, and $4.5 billion was reclassified to long-term at December 31, 2023. At March 31, 2024, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At March 31, 2024, the company had $8.1 billion in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities allow the company to convert any amounts outstanding into a term loan for a period of up to one year. This supports commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the Secured Overnight Financing Rate (SOFR), or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at March 31, 2024.
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

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$23,493	$100,405
Sales and other operating revenues - related party	11,180	44,553
Total costs and other deductions	24,708	102,773
Total costs and other deductions - related party	8,874	35,781
Net income (loss)	$2,227	$12,190

	At March 31, 2024	At December 31, 2023
	(Millions of dollars) (unaudited)
Current assets	$16,705	$19,006
Current assets - related party	1,914	18,375
Other assets	55,513	54,558
Current liabilities	21,541	20,512
Current liabilities - related party	121,675	132,474
Other liabilities	28,255	28,849
Total net equity (deficit)	$(97,339)	$(89,896)
Common Stock Repurchase Program On January 25, 2023, the Board of Directors authorized the repurchase of the company’s shares of common stock in an aggregate amount of $75 billion (the “2023 Program”). The 2023 Program took effect on April 1, 2023, and does not have a fixed expiration date. In the aggregate, the company repurchased 90.2 million shares for $14.2 billion under the 2023 Program, including 19.7 million shares repurchased for $3.0 billion in first quarter 2024. In connection with the pending transaction with Hess Corporation (Hess), share repurchases will be restricted pursuant to SEC regulations. Chevron expects share repurchases in the second quarter 2024 to be between $2.5-3.0 billion.
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
Noncontrolling Interests The company had noncontrolling interests of $1.0 billion at March 31, 2024 and $972 million at December 31, 2023. Included within noncontrolling interests is $172 million at March 31, 2024 and $166 million at December 31, 2023 of redeemable noncontrolling interest.
Financial Ratios and Metrics

	At March 31, 2024	At December 31, 2023
Current Ratio (1)	1.2	1.3
Debt Ratio	12.0%	11.5%
Net Debt Ratio (2)	8.8%	7.3%
(1) At March 31, 2024, the book value of inventory was lower than replacement cost.
(2) Net Debt Ratio for March 31, 2024 is calculated as short-term debt of $282 million plus long-term debt of $21.6 billion (together, “total debt”) less cash and cash equivalents of $6.3 billion as a percentage of total debt less cash and cash equivalents and marketable securities, plus Chevron Corporation Stockholders’ Equity of $160.6 billion. For the December 31, 2023 calculation, please refer to page 51 of Chevron’s 2023 Annual Report on Form 10-K.

	Three Months Ended March 31
	2024	2023
	(Millions of dollars)
Net cash provided by operating activities	$6,828	$7,205
Less: Capital expenditures	(4,089)	(3,038)
Free Cash Flow	$2,739	$4,167
Pension Obligations Information related to pension plan contributions is included in Note 8 Employee Benefits to the Consolidated Financial Statements.
Capital Expenditures The company’s capital expenditures (capex) primarily includes additions to fixed assets or investments for the company’s consolidated subsidiaries and is disclosed in the Consolidated Statement of Cash Flows. Capex was $4.1 billion in the first three months of 2024, compared with $3.0 billion in the corresponding 2023 period due to higher investments in upstream, including post-acquisition spend on legacy PDC assets.
Affiliate Capital Expenditures The company’s affiliate capital expenditures (affiliate capex) primarily includes additions to fixed assets or investments in the equity affiliate’s financial statements and does not require cash outlays by the company. Affiliate capex was $623 million in the first three months of 2024, compared with $869 million in the corresponding 2023 period.

Capex and Affiliate Capex by Business Segment
	Three Months Ended March 31
	2024	2023
Capex	(Millions of dollars)
United States
Upstream	$2,430	$1,918
Downstream	429	331
All Other	72	31
Total United States	2,931	2,280
International
Upstream	1,129	722
Downstream	28	30
All Other	1	6
Total International	1,158	758
Capex	$4,089	$3,038
Affiliate Capex
Upstream	$399	$639
Downstream	224	230
Affiliate Capex	$623	$869

Contingencies and Significant Litigation
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended March 31, 2024, does not differ materially from that discussed under Item 7A of Chevron’s 2023 Annual Report on Form 10-K.
Item 4.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2024.
(b) Changes in internal control over financial reporting
During the quarter ended March 31, 2024, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
Item 103 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission (SEC) requires disclosure of certain legal proceedings that involve governmental authorities as a party and that the company reasonably believes would result in $1.0 million or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to first quarter 2024 and any material developments with respect to matters previously reported in Chevron’s 2023 Annual Report on Form 10-K.
As previously disclosed, the California Department of Conservation, California Geologic Energy Management Division (CalGEM) (previously known as the Division of Oil, Gas and Geothermal Resources) promulgated revised rules pursuant to the Underground Injection Control program that took effect April 1, 2019. Subsequent to that date, CalGEM issued Notices of Violation (NOVs) and two orders to Chevron related to seeps that occurred in the Cymric Oil Field in Kern County, California. Resolution of these alleged violations resulted in the payment of a civil penalty of $5.6 million on April 8, 2024.
As previously disclosed, on June 22, 2022, the California Department of Fish and Wildlife, Office of Spill Prevention and Response issued a Complaint - Notice of Violation to Chevron for alleged violations related to oil spills and impacted habitat and species occurring between January 2018 and May 2022 at different

Chevron fields within Kern County, California. Resolution of these alleged violations resulted in the payment of a civil penalty of $7.5 million on April 10, 2024.
As previously disclosed, Chevron received correspondence from California’s Bay Area Air Quality Management District seeking to resolve certain NOVs related to alleged violations that occurred at Chevron’s refinery in Richmond, California, between 2019 and 2022. The parties negotiated a resolution of the NOVs, including additional NOVs from the first half of 2023, in a settlement effective February 12, 2024, which resulted in the payment of a civil penalty of $20 million on March 29, 2024.
In April 2015, Noble Energy, Inc. (Noble) entered into a joint consent decree (Consent Decree) with the United States Department of Justice (DOJ), the United States Environmental Protection Agency (EPA) and the State of Colorado to improve emission control systems at a number of condensate storage tanks within the DJ Basin. While the associated civil penalty was paid by Noble previously, the Consent Decree provides for stipulated penalties for noncompliance with the Consent Decree. The DOJ, EPA and the State of Colorado have presented claims for stipulated penalties accrued under the Consent Decree. As of April 2024, the parties are in negotiations regarding a potential resolution that will result in the payment of stipulated penalties of $1.0 million or more.
Please see information related to other legal proceedings in Note 11 Litigation.
Item 1A.Risk Factors
Some inherent risks could materially impact the company’s financial results of operations or financial condition. Information about risk factors for the three months ended March 31, 2024, does not differ materially from that set forth under the heading “Risk Factors” on pages 20 through 26 of the company’s 2023 Annual Report on Form 10-K, other than as reflected in the risk factor below.
Chevron may not complete the acquisition of Hess Corporation within the time frame the company anticipates or at all, which could have adverse effects on Chevron The completion of the acquisition of Hess Corporation (Hess) is subject to a number of conditions, including (i) the approval by Hess stockholders of the merger proposal and (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act) and approval of any Guyanese governmental body, agency or authority that asserts its approval is required in connection with the transaction, each of which make the completion and timing of the completion of the merger uncertain. The company is in arbitration with respect to the right of first refusal (Stabroek ROFR) contained in an operating agreement among Hess Guyana Exploration Limited, a wholly owned subsidiary of Hess, affiliates of Exxon Mobil Corporation (Exxon), and China National Offshore Oil Corporation (CNOOC). If the arbitration does not result in a confirmation that the Stabroek ROFR is inapplicable to the merger, and if Chevron, Hess, Exxon and/or CNOOC do not otherwise agree upon an acceptable resolution, then there would be a failure of a closing condition under the merger agreement, in which case the merger would not close.
Further, on December 7, 2023, Chevron and Hess each received a request for additional information and documentary materials (Second Request) from the Federal Trade Commission (FTC) in connection with the FTC’s review of the merger. Chevron and Hess are in the process of responding to the Second Request. Issuance of the Second Request extends the waiting period imposed by the HSR Act until 30 days after Chevron and Hess have substantially complied with the Second Request, unless that period is extended voluntarily by Chevron and Hess or terminated sooner by the FTC. Additionally, if any Guyanese governmental body, agency or authority of competent jurisdiction asserts that its approval is required as a result of the consequences of the merger in Guyana on Hess’ assets in Guyana (which has not occurred as of the filing date of this report), approval of such governmental body, agency or authority will become a condition to each party’s obligation to complete the merger.
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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2023 Program (2) (Billions of dollars)
January 1 – January 31, 2024	6,910,470	$146.56	6,906,963	$62.8
February 1 – February 29, 2024	6,578,060	$152.79	6,578,060	$61.8
March 1 – March 31, 2024	6,249,157	$153.65	6,249,157	$60.8
Total	19,737,687	$150.88	19,734,180
(1)Includes common shares repurchased from participants in the company’s deferred compensation plans for personal income tax withholdings.
(2)Refer to “Liquidity and Capital Resources” for additional information regarding the company’s authorized stock repurchase program.

Item 5.Other Information
Rule 10b5-1 Plan Elections
Mark Nelson, Vice Chairman, entered into a pre-arranged stock trading plan on February 16, 2024. Mr. Nelson’s plan provides for the potential exercise of vested stock options and the associated sale of up to 80,700 shares of Chevron common stock between May 17, 2024 and November 8, 2024.
Eimear Bonner, Vice President and Chief Financial Officer, entered into a pre-arranged stock trading plan on March 1, 2024. Ms. Bonner’s plan provides for the potential exercise of vested stock options and the associated sale of up to 63,068 shares of Chevron common stock between May 31, 2024 and December 31, 2024.
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

10.2+
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

10.6+
Form of Special Restricted Stock Unit Award Agreement (cash settled) under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.6 to Chevron Corporation’s Current Report on Form 8-K filed February 2, 2024, and incorporated herein by reference.

10.7+
Form of Non-Qualified Stock Options Award Agreement under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.7 to Chevron Corporation’s Current Report on Form 8-K filed February 2, 2024, and incorporated herein by reference.

10.8+
Form of Non-Qualified Stock Options Award Agreement (cashless) under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.8 to Chevron Corporation’s Current Report on Form 8-K filed February 2, 2024, and incorporated herein by reference.

10.9+
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

CHEVRON CORPORATION (REGISTRANT)

/S/ ALANA K. KNOWLES
Alana K. Knowles, Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: May 2, 2024