Form 10-Q
period 2024-06-30
CHEVRON CORP
filed 2024-08-07
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

There were 1,828,917,113 shares of the company’s common stock outstanding on June 30, 2024.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2024 and 2023	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2024 and 2023	4
	Consolidated Balance Sheet at June 30, 2024 and December 31, 2023	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2024 and 2023	6
	Consolidated Statement of Equity for the Three and Six Months Ended June 30, 2024 and 2023	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 5.	Other Information	41
Item 6.	Exhibits	42
Signature		43

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
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for the company’s products, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries and other producing countries; technological advancements; changes to government policies in the countries in which the company operates; public health crises, such as pandemics and epidemics, and any related government policies and actions; disruptions in the company’s global supply chain, including supply chain constraints and escalation of the cost of goods and services; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic, market and political conditions, including the military conflict between Russia and Ukraine, the conflict in Israel and the global response to these hostilities; changing refining, marketing and chemicals margins; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; development of large carbon capture and offset markets; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes undertaken or required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures related to greenhouse gas emissions and climate change; the potential liability resulting from pending or future litigation; the risk that regulatory approvals related to the Hess Corporation (Hess) transaction are not obtained or are obtained subject to conditions that are not anticipated by the company and Hess; potential delays in consummating the Hess transaction, including as a result of regulatory proceedings or the ongoing arbitration proceedings regarding preemptive rights in the Stabroek Block joint operating agreement; risks that such ongoing arbitration is not satisfactorily resolved and the potential transaction fails to be consummated; uncertainties as to whether the potential transaction, if consummated, will achieve its anticipated economic benefits, including as a result of regulatory proceedings and risks associated with third party contracts containing material consent, anti-assignment, transfer or other provisions that may be related to the potential transaction that are not waived or otherwise satisfactorily resolved; the company’s ability to integrate Hess’ operations in a successful manner and in the expected time period; the possibility that any of the anticipated benefits and projected synergies of the potential transaction will not be realized or will not be realized within the expected time period; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, taxes and tax audits, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; higher inflation and related impacts; material reductions in corporate liquidity and access to debt markets; changes to the company’s capital allocation strategies; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 20 through 26 of the company’s 2023 Annual Report on Form 10-K and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$49,574	$47,216	$96,154	$96,058
Income (loss) from equity affiliates	1,206	1,240	2,647	2,828
Other income (loss)	401	440	1,096	803
Total Revenues and Other Income	51,181	48,896	99,897	99,689
Costs and Other Deductions
Purchased crude oil and products	30,867	28,984	58,608	58,391
Operating expenses	6,614	6,057	13,147	12,078
Selling, general and administrative expenses	1,048	1,128	2,058	2,009
Exploration expenses	263	169	392	359
Depreciation, depletion and amortization	4,004	3,521	8,095	7,047
Taxes other than on income	1,188	1,041	2,312	2,137
Interest and debt expense	113	120	231	235
Other components of net periodic benefit costs	48	39	96	77
Total Costs and Other Deductions	44,145	41,059	84,939	82,333
Income (Loss) Before Income Tax Expense	7,036	7,837	14,958	17,356
Income Tax Expense (Benefit)	2,593	1,829	4,964	4,743
Net Income (Loss)	4,443	6,008	9,994	12,613
Less: Net income (loss) attributable to noncontrolling interests	9	(2)	59	29
Net Income (Loss) Attributable to Chevron Corporation	$4,434	$6,010	$9,935	$12,584
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$2.43	$3.22	$5.42	$6.70
- Diluted	$2.43	$3.20	$5.40	$6.66
Weighted Average Number of Shares Outstanding (000s)
- Basic	1,825,842	1,867,165	1,834,110	1,879,363
- Diluted	1,833,431	1,875,508	1,841,274	1,888,077

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(Millions of dollars)
Net Income (Loss)	$4,443	$6,008	$9,994	$12,613
Currency translation adjustment	(12)	(7)	(32)	—
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	(3)	1	(9)	(3)
Derivatives
Net derivatives gain (loss) on hedge transactions	(17)	(4)	(51)	(2)
Reclassification to net income	34	(2)	27	13
Income taxes on derivatives transactions	(4)	1	5	(3)
Total	13	(5)	(19)	8
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	62	48	124	96
Actuarial gain (loss) arising during period	—	—	—	—
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(3)	(4)	(5)	(7)
Prior service (costs) credits arising during period	—	—	—	—
Defined benefit plans sponsored by equity affiliates - benefit (cost)	(2)	8	2	14
Income (taxes) benefit on defined benefit plans	(14)	(11)	(25)	(21)
Total	43	41	96	82
Other Comprehensive Gain (Loss), Net of Tax	41	30	36	87
Comprehensive Income (Loss)	4,484	6,038	10,030	12,700
Comprehensive loss (income) attributable to noncontrolling interests	(9)	2	(59)	(29)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$4,475	$6,040	$9,971	$12,671

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At June 30, 2024	At December 31, 2023
	(Millions of dollars)
Assets
Cash and cash equivalents	$4,008	$8,178
Marketable securities	—	45
Accounts and notes receivable (less allowance: 2024 - $266; 2023 - $301)	20,752	19,921
Inventories:
Crude oil and products	7,662	6,059
Chemicals	426	406
Materials, supplies and other	2,389	2,147
Total inventories	10,477	8,612
Prepaid expenses and other current assets	4,132	4,372
Total Current Assets	39,369	41,128
Long-term receivables (less allowance: 2024 - $353; 2023 - $340)	974	942
Investments and advances	47,654	46,812
Properties, plant and equipment, at cost	349,859	346,081
Less: Accumulated depreciation, depletion and amortization	196,856	192,462
Properties, plant and equipment, net	153,003	153,619
Deferred charges and other assets	13,913	13,734
Goodwill	4,722	4,722
Assets held for sale	1,009	675
Total Assets	$260,644	$261,632
Liabilities and Equity
Short-term debt	$1,735	$529
Accounts payable	21,007	20,423
Accrued liabilities	9,054	7,655
Federal and other taxes on income	893	1,863
Other taxes payable	1,338	1,788
Total Current Liabilities	34,027	32,258
Long-term debt	21,449	20,307
Deferred credits and other noncurrent obligations	21,454	24,226
Noncurrent deferred income taxes	19,509	18,830
Noncurrent employee benefit plans	3,942	4,082
Total Liabilities*	$100,381	$99,703
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at June 30, 2024 and December 31, 2023)	1,832	1,832
Capital in excess of par value	21,495	21,365
Retained earnings	203,960	200,025
Accumulated other comprehensive losses	(2,924)	(2,960)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (613,759,467 and 577,028,776 shares at June 30, 2024 and December 31, 2023, respectively)	(64,890)	(59,065)
Total Chevron Corporation Stockholders’ Equity	159,233	160,957
Noncontrolling interests (includes redeemable noncontrolling interest of $177 and $166 at June 30, 2024 and December 31, 2023, respectively)	1,030	972
Total Equity	160,263	161,929
Total Liabilities and Equity	$260,644	$261,632

* Refer to Note 12 Other Contingencies and Commitments.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2024	2023
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$9,994	$12,613
Adjustments
Depreciation, depletion and amortization	8,095	7,047
Dry hole expense	209	143
Distributions more (less) than income from equity affiliates	(628)	(1,352)
Net before-tax losses (gains) on asset retirements and sales	(47)	2
Net foreign currency effects	(88)	103
Deferred income tax provision	1,142	1,461
Net decrease (increase) in operating working capital	(3,575)	(4,948)
Decrease (increase) in long-term receivables	19	133
Net decrease (increase) in other deferred charges	(559)	(301)
Cash contributions to employee pension plans	(454)	(563)
Other	(985)	(836)
Net Cash Provided by Operating Activities	13,123	13,502
Investing Activities
Capital expenditures	(8,055)	(6,795)
Proceeds and deposits related to asset sales and returns of investment	218	324
Net sales (purchases) of marketable securities	45	(91)
Net repayment (borrowing) of loans by equity affiliates	(118)	(189)
Net Cash Used for Investing Activities	(7,910)	(6,751)
Financing Activities
Net borrowings (repayments) of short-term obligations	3,119	(104)
Proceeds from issuances of long-term debt	303	150
Repayments of long-term debt and other financing obligations	(1,050)	(1,742)
Cash dividends - common stock	(5,981)	(5,675)
Net contributions from (distributions to) noncontrolling interests	2	(3)
Net sales (purchases) of treasury shares	(5,821)	(7,947)
Net Cash Provided by (Used for) Financing Activities	(9,428)	(15,321)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(95)	(151)
Net Change in Cash, Cash Equivalents and Restricted Cash	(4,310)	(8,721)
Cash, Cash Equivalents and Restricted Cash at January 1	9,275	19,121
Cash, Cash Equivalents and Restricted Cash at June 30	$4,965	$10,400

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders’	Controlling	Total
Three Months Ended June 30	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at March 31, 2023	$20,306	$193,738	$(2,741)	$(51,854)	$159,449	$985	$160,434
Treasury stock transactions	42	—	—	—	42	—	42
Net income (loss)	—	6,010	—	—	6,010	(2)	6,008
Cash dividends ($1.51 per share)	—	(2,818)	—	—	(2,818)	—	(2,818)
Stock dividends	—	—	—	—	—	—	—
Other comprehensive income	—	—	30	—	30	—	30
Purchases of treasury shares	—	—	—	(4,419)	(4,419)	—	(4,419)
Issuances of treasury shares	2	—	—	33	35	—	35
Other changes, net	—	(4)	—	—	(4)	(10)	(14)
Balance at June 30, 2023	$20,350	$196,926	$(2,711)	$(56,240)	$158,325	$973	$159,298

Balance at March 31, 2024	$23,035	$202,514	$(2,965)	$(61,959)	$160,625	$1,031	$161,656
Treasury stock transactions	73	—	—	—	73	—	73
Net income (loss)	—	4,434	—	—	4,434	9	4,443
Cash dividends ($1.63 per share)	—	(2,978)	—	—	(2,978)	(4)	(2,982)
Stock dividends	—	(5)	—	—	(5)	—	(5)
Other comprehensive income	—	—	41	—	41	—	41
Purchases of treasury shares(2)	—	—	—	(3,030)	(3,030)	—	(3,030)
Issuances of treasury shares	(21)	—	—	99	78	—	78
Other changes, net	—	(5)	—	—	(5)	(6)	(11)
Balance at June 30, 2024	$23,087	$203,960	$(2,924)	$(64,890)	$159,233	$1,030	$160,263

Six Months Ended June 30
Balance at December 31, 2022	$20,252	$190,024	$(2,798)	$(48,196)	$159,282	$960	$160,242
Treasury stock transactions	80	—	—	—	80	—	80
Net income (loss)	—	12,584	—	—	12,584	29	12,613
Cash dividends ($3.02 per share)	—	(5,675)	—	—	(5,675)	(9)	(5,684)
Stock dividends	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	87	—	87	—	87
Purchases of treasury shares	—	—	—	(8,207)	(8,207)	—	(8,207)
Issuances of treasury shares	18	—	—	163	181	—	181
Other changes, net	—	(6)	—	—	(6)	(7)	(13)
Balance at June 30, 2023	$20,350	$196,926	$(2,711)	$(56,240)	$158,325	$973	$159,298

Balance at December 31, 2023	$22,957	$200,025	$(2,960)	$(59,065)	$160,957	$972	$161,929
Treasury stock transactions	165	—	—	—	165	—	165
Net income (loss)	—	9,935	—	—	9,935	59	9,994
Cash dividends ($3.26 per share)	—	(5,981)	—	—	(5,981)	(7)	(5,988)
Stock dividends	—	(11)	—	—	(11)	—	(11)
Other comprehensive income	—	—	36	—	36	—	36
Purchases of treasury shares(2)	—	—	—	(6,036)	(6,036)	—	(6,036)
Issuances of treasury shares	(35)	—	—	211	176	—	176
Other changes, net	—	(8)	—	—	(8)	6	(2)
Balance at June 30, 2024	$23,087	$203,960	$(2,924)	$(64,890)	$159,233	$1,030	$160,263

(Number of Shares)	Common Stock - 2024				Common Stock - 2023
Three Months Ended June 30	Issued(3)	Treasury	Outstanding		Issued(3)	Treasury	Outstanding
Balance at Mar31	2,442,676,580	(595,667,547)	1,847,009,033		2,442,676,580	(548,461,316)	1,894,215,264
Purchases	—	(19,034,424)	(19,034,424)		—	(27,314,816)	(27,314,816)
Issuances	—	942,504	942,504		—	344,770	344,770
Balance at June 30	2,442,676,580	(613,759,467)	1,828,917,113		2,442,676,580	(575,431,362)	1,867,245,218

Six Months Ended June 30
Balance at December 31	2,442,676,580	(577,028,776)	1,865,647,804		2,442,676,580	(527,460,237)	1,915,216,343
Purchases	—	(38,772,111)	(38,772,111)		—	(49,733,460)	(49,733,460)
Issuances	—	2,041,420	2,041,420		—	1,762,335	1,762,335
Balance at June 30	2,442,676,580	(613,759,467)	1,828,917,113		2,442,676,580	(575,431,362)	1,867,245,218
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General
Basis of Presentation The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and six-month periods ended June 30, 2024, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2023 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the six months ended June 30, 2024 and 2023, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
	(Millions of dollars)
Balance at December 31, 2022	$(203)	$(12)	$(12)	$(2,571)	$(2,798)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	—	(3)	(5)	14	6
Reclassifications(2) (3)	—	—	13	68	81
Net Other Comprehensive Income (Loss)	—	(3)	8	82	87
Balance at June 30, 2023	$(203)	$(15)	$(4)	$(2,489)	$(2,711)

Balance at December 31, 2023	$(192)	$(11)	$5	$(2,762)	$(2,960)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(32)	(9)	(46)	12	(75)
Reclassifications(2) (3)	—	—	27	84	111
Net Other Comprehensive Income (Loss)	(32)	(9)	(19)	96	36
Balance at June 30, 2024	$(224)	$(20)	$(14)	$(2,666)	$(2,924)
(1)All amounts are net of tax.
(2)Refer to Note 14 Financial and Derivative Instruments for reclassified components of cash flow hedging.
(3)Refer to Note 8 Employee Benefits for reclassified components, including amortization of actuarial gains or losses, amortization of prior service costs and settlement losses, totaling $118 that are included in employee benefit costs for the six months ended June 30, 2024. Related income taxes for the same period, totaling $34, are reflected in “Income Tax Expense (Benefit)” on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Information Relating to the Consolidated Statement of Cash Flows

	Six Months Ended June 30
	2024	2023
	(Millions of dollars)
Distributions more (less) than income from equity affiliates included the following:
Distributions from equity affiliates	$2,019	$1,476
(Income) loss from equity affiliates	(2,647)	(2,828)
Distributions more (less) than income from equity affiliates	$(628)	$(1,352)
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$(928)	$1,205
Decrease (increase) in inventories	(1,865)	(951)
Decrease (increase) in prepaid expenses and other current assets	44	(1,406)
Increase (decrease) in accounts payable and accrued liabilities	419	(531)
Increase (decrease) in income and other taxes payable	(1,245)	(3,265)
Net decrease (increase) in operating working capital	$(3,575)	$(4,948)
Net cash provided by operating activities included the following cash payments:
Interest on debt (net of capitalized interest)	$238	$232
Income taxes	4,738	6,616
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$103	$171
Returns of investment from equity affiliates	115	153
Proceeds and deposits related to asset sales and returns of investment	$218	$324
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$—	$(287)
Marketable securities sold	45	196
Net sales (purchases) of marketable securities	$45	$(91)
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$(154)	$(222)
Repayment of loans by equity affiliates	36	33
Net repayment (borrowing) of loans by equity affiliates	$(118)	$(189)
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term debt obligations	$—	$—
Repayments of short-term debt obligations	—	—
Net borrowings (repayments) of short-term debt obligations with three months or less maturity	3,119	(104)
Net borrowings (repayments) of short-term obligations	$3,119	$(104)
Net contributions from (distributions to) noncontrolling interests consisted of the following gross amounts:
Distributions to noncontrolling interests	$(7)	$(9)
Contributions from noncontrolling interests	9	6
Net contributions from (distributions to) noncontrolling interests	$2	$(3)
Net sales (purchases) of treasury shares consisted of the following gross and net amounts:
Shares issued for share-based compensation plans	$158	$181
Shares purchased under share repurchase and deferred compensation plans	(5,979)	(8,128)
Net sales (purchases) of treasury shares	$(5,821)	$(7,947)
The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The “Other” line in the Operating Activities section includes changes in asset retirement obligations, postretirement benefits obligations and other long-term liabilities.
The company paid dividends of $1.63 per share of common stock in second quarter 2024. This compares to dividends of $1.51 per share paid in the year-ago corresponding period.
The components of “Capital expenditures” are presented in the following table:

	Six Months Ended June 30
	2024	2023
	(Millions of dollars)
Additions to properties, plant and equipment	$7,678	$6,571
Additions to investments	265	166
Current-year dry hole expenditures	112	58
Payments for other assets and liabilities, net	—	—
Capital expenditures	$8,055	$6,795
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At June 30		At December 31
	2024	2023	2023	2022
	(Millions of dollars)		(Millions of dollars)
Cash and cash equivalents	$4,008	$9,292	$8,178	$17,678
Restricted cash included in “Prepaid expenses and other current assets”	145	234	275	630
Restricted cash included in “Deferred charges and other assets”	812	874	822	813
Total cash, cash equivalents and restricted cash	$4,965	$10,400	$9,275	$19,121
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
Note 5. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Six Months Ended June 30
	2024	2023
	(Millions of dollars)
Sales and other operating revenues	$10,108	$10,031
Costs and other deductions	5,392	5,355
Net income attributable to TCO	$3,339	$3,314

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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Six Months Ended June 30
	2024	2023
	(Millions of dollars)
Sales and other operating revenues	$75,590	$73,787
Costs and other deductions	72,170	68,982
Net income (loss) attributable to CUSA	$3,057	$3,978

	At June 30, 2024	At December 31, 2023
	(Millions of dollars)
Current assets	$22,046	$19,489
Other assets	56,732	54,460
Current liabilities	25,011	20,624
Other liabilities	22,036	22,227
Total CUSA net equity	$31,731	$31,098
Memo: Total debt	$9,888	$9,740
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Non-billable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and six-month periods ended June 30, 2024 and 2023, are presented in the following table:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Segment Earnings	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$2,161	$1,640	$4,236	$3,421
International	2,309	3,296	5,473	6,676
Total Upstream	4,470	4,936	9,709	10,097
Downstream
United States	280	1,081	733	2,058
International	317	426	647	1,249
Total Downstream	597	1,507	1,380	3,307
Total Segment Earnings	5,067	6,443	11,089	13,404
All Other
Interest expense	(103)	(111)	(212)	(217)
Interest income	66	146	151	298
Other	(596)	(468)	(1,093)	(901)
Net Income Attributable to Chevron Corporation	$4,434	$6,010	$9,935	$12,584
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. Segment assets at June 30, 2024, and December 31, 2023, are as follows:

	At June 30, 2024	At December 31, 2023
Segment Assets	(Millions of dollars)
Upstream
United States	$59,542	$58,750
International	129,758	131,685
Goodwill	4,370	4,370
Total Upstream	193,670	194,805
Downstream
United States	35,508	33,066
International	22,623	21,070
Goodwill	352	352
Total Downstream	58,483	54,488
Total Segment Assets	252,153	249,293
All Other
United States	6,526	10,292
International	1,965	2,047
Total All Other	8,491	12,339
Total Assets — United States	101,576	102,108
Total Assets — International	154,346	154,802
Goodwill	4,722	4,722
Total Assets	$260,644	$261,632

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and six-month periods ended June 30, 2024 and 2023, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived primarily from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils, other products derived from crude oil, and manufacturing and marketing of renewable fuels. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Sales and Other Operating Revenues	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$11,287	$8,755	$22,454	$18,378
International	10,221	9,876	21,004	21,072
Subtotal	21,508	18,631	43,458	39,450
Intersegment Elimination — United States	(7,890)	(6,067)	(15,479)	(11,969)
Intersegment Elimination — International	(3,072)	(2,419)	(5,997)	(5,025)
Total Upstream	10,546	10,145	21,982	22,456
Downstream
United States	21,482	20,255	41,722	39,645
International	20,631	19,366	38,722	38,471
Subtotal	42,113	39,621	80,444	78,116
Intersegment Elimination — United States	(2,586)	(2,086)	(5,293)	(3,651)
Intersegment Elimination — International	(532)	(500)	(1,039)	(929)
Total Downstream	38,995	37,035	74,112	73,536
All Other
United States	153	156	273	264
International	—	—	1	1
Subtotal	153	156	274	265
Intersegment Elimination — United States	(120)	(119)	(213)	(198)
Intersegment Elimination — International	—	(1)	(1)	(1)
Total All Other	33	36	60	66
Sales and Other Operating Revenues
United States	32,922	29,166	64,449	58,287
International	30,852	29,242	59,727	59,544
Subtotal	63,774	58,408	124,176	117,831
Intersegment Elimination — United States	(10,596)	(8,272)	(20,985)	(15,818)
Intersegment Elimination — International	(3,604)	(2,920)	(7,037)	(5,955)
Total Sales and Other Operating Revenues	$49,574	$47,216	$96,154	$96,058
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
The components of net periodic benefit costs for 2024 and 2023 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(Millions of dollars)		(Millions of dollars)
Pension Benefits
United States
Service cost	$89	$85	$178	$171
Interest cost	116	112	232	224
Expected return on plan assets	(149)	(139)	(298)	(279)
Amortization of prior service costs (credits)	1	1	2	2
Amortization of actuarial losses (gains)	61	50	122	101
Settlement losses	—	—	—	—
Total United States	118	109	236	219
International
Service cost	13	14	27	29
Interest cost	48	49	95	96
Expected return on plan assets	(47)	(51)	(97)	(102)
Amortization of prior service costs (credits)	2	2	5	4
Amortization of actuarial losses (gains)	4	2	9	4
Settlement losses	—	—	—	—
Acquisitions / (divestitures)	—	—	—	(2)
Total International	20	16	39	29
Net Periodic Pension Benefit Costs	$138	$125	$275	$248
Other Benefits*
Service cost	$9	$8	$17	$16
Interest cost	25	25	50	49
Amortization of prior service costs (credits)	(6)	(7)	(12)	(13)
Amortization of actuarial losses (gains)	(3)	(4)	(7)	(9)
Net Periodic Other Benefit Costs	$25	$22	$48	$43
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through June 30, 2024, a total of $454 million was contributed to employee pension plans (including $403 million to the U.S. plans). Contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first six months of 2024, the company contributed $81 million to its OPEB plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9. Assets Held For Sale
At June 30, 2024, the company classified $1.0 billion net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2023 and the first six months of 2024 were not material.
Note 10. Income Taxes
The income tax expense increased $764 million between quarterly periods from $1.8 billion in 2023 to $2.6 billion in 2024. The company’s income before income tax expense decreased $801 million from $7.8 billion in 2023 to $7.0 billion in 2024, primarily due to lower downstream margins, higher upstream depreciation, depletion and amortization and higher operating expenses, partially offset by higher upstream realizations and sales volumes. The company’s effective tax rate increased between quarterly periods from 23 percent in 2023 to 37 percent in 2024. The change in effective tax rate was primarily due to the absence of prior period favorable tax items, current period unfavorable tax items and mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
The income tax expense increased $221 million between the six-month periods from $4.7 billion in 2023 to $5.0 billion in 2024. The company’s income before income tax expense decreased $2.4 billion from $17.4 billion in 2023 to $15.0 billion in 2024, primarily due to lower downstream margins, higher upstream depreciation, depletion and amortization and higher operating expenses, partially offset by higher upstream sales volumes. The company’s effective tax rate increased between six-month periods from 27 percent in 2023 to 33 percent in 2024. The change in effective tax rate was primarily due to the absence of prior period favorable tax items, current period unfavorable tax items and mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11. Litigation
Climate Change
Governmental and other plaintiffs in various jurisdictions across the United States have brought legal proceedings against fossil fuel producing companies, including Chevron entities, purporting to seek legal and equitable relief to address alleged impacts of climate change. Chevron entities are or were among the codefendants in 31 separate lawsuits filed by various U.S. cities and counties, four U.S. states, the District of Columbia, two Native American tribes, and a trade group in both federal and state courts.1 The lawsuits have asserted various causes of action, including public nuisance, private nuisance, failure to warn, fraud, conspiracy to commit fraud, design defect, product defect, trespass, negligence, impairment of public trust, equitable relief for pollution, impairment and destruction of natural resources, unjust enrichment, violations of consumer and environmental protection statutes, violations of unfair competition statutes, violations of a federal antitrust statute, and violations of federal and state RICO statutes, based upon, among other things, the company’s production of oil and gas products and alleged misrepresentations or omissions relating to climate change risks associated with those products. Further such proceedings are likely to be brought by other parties. While defendants have sought to remove cases filed in state court to federal court, most of those cases have been remanded to state court and the U.S. Supreme Court has denied petitions for writ of certiorari on jurisdictional questions to date. The unprecedented legal theories set forth in these proceedings include claims for damages (both compensatory and punitive), injunctive and other forms of equitable relief, including without limitation abatement, contribution to abatement funds, disgorgement of profits and equitable relief for pollution, impairment and destruction of natural resources, civil penalties and liability for fees and costs of suits. Due to the unprecedented nature of the suits, the company is unable to estimate any range of possible liability, but given the uncertainty of litigation there can be no assurance that the cases will not have a material adverse effect on the company’s results of operations and financial condition. Management believes that these proceedings are legally and factually meritless and detract from constructive efforts to address the important policy issues presented by climate change and will vigorously defend against such proceedings.

1 The cases are: Bayamon v. Exxon Mobil Corp., et al., No. 22-cv-1550 (D.P.R.); City of Annapolis v. BP P.L.C., et al., No. C-02-CV-21-000250 (Md. Cir. Ct.); County of Anne Arundel v. BP P.L.C., et al., No. C-02-CV-21-000565 (Md. Cir. Ct.); Mayor and City Council of Baltimore v. BP P.L.C., et al., No. 24-C-18-004219 (Md. Cir. Ct.) (dismissed on the merits, appeal may be filed); People ex rel. Bonta v. Exxon Mobil Corp., et al., No. CGC-23-609134 (Cal. Super. Ct.); Bucks County v. BP P.L.C., et al., No. 2024-01836 (Pa. Ct. Common Pleas); City of Charleston v. Brabham Oil Co., et al., No. 20-CP-10-3975 (S.C. Ct. of Common Pleas); District of Columbia v. Exxon Mobil Corp., et al., No. 2020-CA-002892-B (D.C. Super. Ct.); Delaware ex rel. Jennings v. BP America Inc., et al., No. N20C-09-097 (Del.Super. Ct.); City of Hoboken v. Exxon Mobil Corp., et al., No. HUD-L-003179-20 (N.J. Super. Ct.); City and County of Honolulu, et al. v. Sunoco LP, et al., No. 1CCV-20-0000380 (Haw. Cir. Ct.); City of Imperial Beach v. Chevron Corp., et al., No. C17-01227 (Cal. Super. Ct.); King County v. BP P.L.C., et al., No. 18-2-11859-0 (Wash. Super. Ct.) (voluntarily dismissed); Makah Indian Tribe v. Exxon Mobil Corp., et al., No. 23-25216-1-SEA (Wash. Super. Ct.); County of Marin v. Chevron Corp., et al., No. 17-cv-02586 (Cal. Super. Ct.); County of Maui v. Sunoco LP, et al., No. 2CCV-20-0000283 (Haw. Cir. Ct.); County of Multnomah v. Exxon Mobil Corp., et al., No. 23-cv-25164 (Or. Cir. Ct.); Municipality of San Juan, Puerto Rico v. Exxon Mobil Corp., et al., No. 23-cv-01608 (D.P.R.); City of Oakland v. BP p.l.c., et al., No. RG17875889 (Cal. Super. Ct.); Platkin, et al. v. Exxon Mobil Corp., et al., No. MER-L-001797-22 (N.J. Super. Ct.); Estado Libre Asociado de Puerto Rico [Commonwealth of Puerto Rico] v. Exxon Mobil Corp., et al., No. SJ2024CV06512 (Tribunal de Primera Instancia, Estado Libre Asociado de P.R.) [P.R. Ct. of First Instance, Commonwealth of P.R.]; City of New York v. Chevron Corp., et al., No. 18-cv-00182 (S.D.N.Y.) (dismissed on the merits); Pacific Coast Federation of Fishermen’s Associations v. Chevron Corp., et al., No. CGC-18-571285 (Cal. Super. Ct.) (voluntarily dismissed); State of Rhode Island v. Chevron Corp., et al., No. PC-2018-4716 (R.I. Super. Ct.); City of Richmond v. Chevron Corp., et al., No. C18-00055 (Cal. Super. Ct.); City of San Francisco v. BP P.L.C., et al., No. CGC-17-561370 (Cal. Super. Ct.); County of San Mateo v. Chevron Corp., et al., No. 17-CIV-03222 (Cal. Super. Ct.); City of Santa Cruz v. Chevron Corp., et al., No. 17-cv-03243 (Cal. Super. Ct.); County of Santa Cruz v. Chevron Corp., et al., No. 17-cv-03242 (Cal. Super. Ct.); Shoalwater Bay Indian Tribe v. Exxon Mobil Corp., et al., No. 23-2-25215-2-SEA (Wash. Super. Ct.); City of Chicago v. BP p.l.c., et al., No. 2024-CH-01024 (Ill. Cir. Ct.).

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
The fair value hierarchy for assets and liabilities measured at fair value at June 30, 2024, and December 31, 2023, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At June 30, 2024				At December 31, 2023
	(Millions of dollars)
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$—	$—	$—	$—	$45	$45	$—	$—
Derivatives - not designated	83	63	20	—	152	24	128	—
Derivatives - designated	—	—	—	—	7	7	—	—
Total Assets at Fair Value	$83	$63	$20	$—	$204	$76	$128	$—
Derivatives - not designated	156	32	124	—	262	160	102	—
Derivatives - designated	17	17	—	—	—	—	—	—
Total Liabilities at Fair Value	$173	$49	$124	$—	$262	$160	$102	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at June 30, 2024.
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
Assets and liabilities carried at fair value at June 30, 2024, and December 31, 2023, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $4.0 billion and $8.2 billion at June 30, 2024, and December 31, 2023, respectively. The fair values of cash and cash equivalents are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

classified as Level 1 and reflect the cash that would have been received if the instruments were settled at June 30, 2024.
Restricted Cash had a carrying/fair value of $957 million and $1.1 billion at June 30, 2024, and December 31, 2023, respectively. At June 30, 2024, restricted cash is classified as Level 1 and includes primarily restricted funds related to certain upstream decommissioning activities that are reported in “Prepaid expenses and other current assets” and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term debt, purchase price fair value adjustments and finance lease obligations, of $12.3 billion and $14.6 billion at June 30, 2024, and December 31, 2023, respectively. The fair value of these obligations was $11.2 billion and $13.7 billion at June 30, 2024, and December 31, 2023, respectively, and they primarily include corporate issued bonds. At June 30, 2024, the fair value of these obligations classified as Level 1 is $10.6 billion and Level 2 is $539 million.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at June 30, 2024, and December 31, 2023, were not material.
Properties, plant and equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in second quarter 2024.
Investments and advances The company did not have any individually material impairments of investments and advances measured at fair value on a nonrecurring basis to report in second quarter 2024.
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
Derivative instruments measured at fair value at June 30, 2024, and December 31, 2023, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives
Type of		At June 30, 2024	At December 31, 2023
Contract	Balance Sheet Classification	(Millions of dollars)
Commodity	Accounts and notes receivable, net	$80	$151
Commodity	Long-term receivables, net	3	8
Total Assets at Fair Value		$83	$159
Commodity	Accounts payable	$155	$216
Commodity	Deferred credits and other noncurrent obligations	18	46
Total Liabilities at Fair Value		$173	$262

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Statement of Income: The Effect of Derivatives
		Gain / (Loss) Three Months Ended June 30		Gain / (Loss) Six Months Ended June 30
Type of		2024	2023	2024	2023
Contract	Statement of Income Classification	(Millions of dollars)
Commodity	Sales and other operating revenues	$(82)	$78	$(240)	$(19)
Commodity	Purchased crude oil and products	25	1	(39)	19
Commodity	Other income (loss)	8	(10)	21	(16)
		$(49)	$69	$(258)	$(16)
The amount reclassified from AOCL to “Sales and other operating revenues” from designated hedges for the first six months of 2024 was a decrease of $27 million compared with a decrease of $13 million in the same period of the prior year. At June 30, 2024, before-tax deferred losses in AOCL related to outstanding crude oil price hedging contracts were $17 million, of which all is expected to be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.
The following table represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at June 30, 2024, and December 31, 2023.

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount

At June 30, 2024	(Millions of dollars)
Derivative Assets - not designated	$2,451	$2,368	$83	$20	$63
Derivative Assets - designated	$—	$—	$—	$—	$—
Derivative Liabilities - not designated	$2,524	$2,368	$156	$12	$144
Derivative Liabilities - designated	$17	$—	$17	$—	$17
At December 31, 2023
Derivative Assets - not designated	$2,394	$2,242	$152	$4	$148
Derivative Assets - designated	$8	$1	$7	$—	$7
Derivative Liabilities - not designated	$2,504	$2,242	$262	$15	$247
Derivative Liabilities - designated	$1	$1	$—	$—	$—
Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for “a right of offset.”
Note 15. Revenue
“Sales and other operating revenues” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $14.2 billion and $13.6 billion at June 30, 2024, and December 31, 2023, respectively. Other items included in “Accounts and notes receivable” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of Accounting Standard Codification (ASC) 606.
Note 16. Financial Instruments - Credit Losses
Chevron’s expected credit loss allowance balance was $619 million and $641 million at June 30, 2024, and December 31, 2023, respectively, with a majority of the allowance relating to non-trade receivable balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $18.3 billion at June 30, 2024, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring prepayments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days.
Chevron’s non-trade receivable balance was $4.0 billion at June 30, 2024, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid as per contract terms or not yet due are subject to the statistical analysis described above while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk. Equity affiliate loans are also considered non-trade and associated allowances of zero and $219 million at June 30, 2024, and December 31, 2023, respectively, are included within “Investments and advances” on the Consolidated Balance Sheet.
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
On May 28, 2024, a majority of Hess stockholders voted to approve the merger. On December 7, 2023, Chevron and Hess each received a request for additional information and documentary materials (Second Request) from the Federal Trade Commission (FTC). The parties have completed their responses to the Second Request and anticipate the FTC’s regulatory review concluding in the third quarter of 2024.
The filing of the arbitration relating to the right of first refusal contained in an operating agreement among Hess Guyana Exploration Limited, a wholly owned subsidiary of Hess, affiliates of Exxon Mobil Corporation, and China National Offshore Oil Corporation may cause the transaction to be completed at a later time or to fail to be completed. The arbitration merits hearing about the applicability of the right of first refusal to the transaction has been scheduled for May 2025, with a decision expected in the following three months.
Chevron and Hess are working to complete the merger as soon as practicable. However, neither Chevron nor Hess can predict the actual date on which the transaction will be completed, if at all, because it is subject to conditions beyond each company’s control. See Item 1A. Risk Factors for a discussion of risks related to the Hess acquisition.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter 2024 Compared with Second Quarter 2023
Key Financial Results

Earnings by Business Segment
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$2,161	$1,640	$4,236	$3,421
International	2,309	3,296	5,473	6,676
Total Upstream	4,470	4,936	9,709	10,097
Downstream
United States	280	1,081	733	2,058
International	317	426	647	1,249
Total Downstream	597	1,507	1,380	3,307
Total Segment Earnings	5,067	6,443	11,089	13,404
All Other	(633)	(433)	(1,154)	(820)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$4,434	$6,010	$9,935	$12,584

(1) Includes foreign currency effects.	$(243)	$10	$(158)	$(30)
(2) Income (loss) net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for second quarter 2024 was $4.4 billion ($2.43 per share — diluted), compared with $6.0 billion ($3.20 per share — diluted) in second quarter 2023. The net income attributable to Chevron Corporation for the first six months of 2024 was $9.9 billion ($5.40 per share —diluted), compared with $12.6 billion ($6.66 per share — diluted) in the first six months of 2023.
Upstream earnings in second quarter 2024 were $4.5 billion compared with $4.9 billion in the corresponding 2023 period. The decrease was mainly due to the absence of prior year favorable tax effects, higher depreciation, depletion and amortization, negative foreign currency effects and higher operating expenses, partially offset by higher realizations and sales volumes. Earnings for the first six months of 2024 were $9.7 billion compared with $10.1 billion a year earlier. The decrease was mainly due to higher depreciation, depletion and amortization, higher operating expenses, an unfavorable swing in tax effects, and negative foreign currency effects, partially offset by higher sales volumes.
Downstream earnings in second quarter 2024 were $597 million compared with $1.5 billion in the corresponding 2023 period. The decrease was mainly due to lower margins on refined product sales and higher operating expenses. Earnings for the first six months of 2024 were $1.4 billion compared with $3.3 billion a year earlier. The decrease was mainly due to lower margins on refined product sales and higher operating expenses.
Refer to “Results of Operations” for additional discussion of results by business segment and “All Other” activities for the second quarter and first six months of 2024 versus the same periods in 2023.

Business Environment and Outlook
Chevron Corporation3 is a global energy company with direct and indirect subsidiaries and affiliates that conduct substantial business activities in the following countries: Angola, Argentina, Australia, Bangladesh, Brazil, Canada, China, Egypt, Equatorial Guinea, Israel, Kazakhstan, Mexico, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait, the Philippines, the Republic of Congo, Singapore, South Korea, Thailand, the United Kingdom, the United States, and Venezuela.
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
Chevron’s goals, targets and aspirations reflect Chevron’s current plans, and Chevron regularly evaluates its goals, targets and aspirations and may eliminate, increase or decrease them for various reasons, including market conditions; changes in its portfolio; and financial, operational, regulatory, reputational, legal and other factors. The company’s ability to achieve any aspiration, target or objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (1) sufficient and substantial advances in technology, including the continuing progress of commercially viable technologies and low- or non-carbon-based energy sources; (2) laws, governmental regulation, policies, and other enabling actions, including those regarding subsidies, tax and other incentives as well as the granting of necessary permits by governing authorities; (3) the availability and acceptability of cost-effective, verifiable carbon credits; (4) the availability of suppliers that can meet our sustainability-related standards; (5) evolving regulatory requirements, including changes to IPCC’s Global Warming Potentials and the U.S. EPA Greenhouse Gas Reporting Program, affecting ESG standards or disclosures; (6) evolving standards for tracking and reporting on emissions and emissions reductions and removals; (7) customer and consumer preferences and use of the company’s products or substitute products; (8) actions taken by the company’s competitors in response to legislation and regulations; and (9) successful negotiations for carbon capture and storage and nature-based solutions. Please refer to the risk factors regarding our aspirations, targets, and disclosures related to environmental, social, and governance matters included on pages 25 through 26 of the company’s 2023 Annual Report on Form 10-K.
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

While macroeconomic inflation is stabilizing, trends in the cost of goods and services vary by spend category. The labor market remains tight, and suppliers are passing along wage rate increases for labor intensive operations. Chevron has applied inflation mitigation strategies to temper these cost increases, including fixed price and index-based contracts. Lead times for key capital equipment remain long and availability of specialized equipment remains under pressure. Chevron has addressed equipment cost increases and long lead times by partnering with suppliers on demand planning, volume commitments, standardization, and scope optimization. Cost pressures for materials and onshore drilling and completion equipment in the United States continue to ease.
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
In October 2023, the company announced that it had entered into a definitive merger agreement with Hess Corporation. Refer to Note 17 Agreement to Acquire Hess Corporation for additional information.
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
In April 2024, Tengizchevroil LLP (TCO) achieved start-up of the Wellhead Pressure Management Project (WPMP) and as of early August 2024, three pressure boost facility compressors are online and eight metering stations have been converted to low pressure. Additional metering station conversions will continue for the remainder of the year. TCO continues to make progress on the Future Growth Project with start-up expected in the first half of 2025.
Chevron has interests in Venezuelan assets operated by independent affiliates. Chevron has been conducting limited activities in Venezuela consistent with the authorization provided pursuant to general licenses issued by the United States government. In fourth quarter 2022, Chevron received General License 41 from the United States government, enabling the company to resume activity in Venezuela subject to certain limitations, and the company continues such activities under this General License. The financial results for Chevron’s business in Venezuela are being recorded as non-equity investments since 2020, where income is only recognized when cash is received and production and reserves are not included in the company’s results. Crude oil liftings in Venezuela started in first quarter 2023, which has positively impacted the company’s results. Following the July 28, 2024 presidential election, the company’s independent affiliates have continued to maintain safe and reliable operations, however future impact on results of operations and financial condition remain uncertain.
Chevron operates and holds interests in the Bibiyana, Jalalabad and Moulavi Bazar fields in Bangladesh. Recent political unrest in the country has not impacted the company's operations to date, however the future impacts, if any, on the company's results of operations and financial condition remain uncertain.
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
The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $84 per barrel for the first half of 2024, compared with $80 per barrel during the first half of 2023, and ended July at about $81 per barrel. The WTI price averaged $79 per barrel for the first half of 2024 compared to $75 per barrel in the first half of 2023, and ended July at about $78 per barrel. The majority of the company’s equity crude production is priced based on the Brent and WTI benchmarks. Crude prices increased slightly during the second quarter despite volatility driven by geopolitical events and extension of voluntary OPEC+ production cuts. (See page 35 for the company’s average U.S. and international crude oil sales prices.)
Price changes for natural gas are also impacted by seasonal supply, demand and infrastructure conditions in regional and local markets. In the U.S., prices at Henry Hub averaged $2.24 per thousand cubic feet (MCF) for the first six months of 2024, compared with $2.45 per MCF during the first six months of 2023. Prices in second quarter 2024 averaged under $2.00 per MCF. Mild spring weather and high storage levels have resulted in lower prices this year. At the end of July 2024, the Henry Hub spot price was $1.80 per MCF.
Outside the U.S., price changes for natural gas also depend on a wide range of supply, demand and regulatory circumstances. The company’s long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG assets is committed under binding long-term contracts, with some sold in the spot LNG market. International natural gas realizations averaged $7.06 per MCF during the first six months of 2024, compared with $8.25 per MCF in the same period last year. (See page 35 for the company’s average natural gas sales prices for the U.S. and international regions.)

Production The company’s worldwide net oil-equivalent production in the first six months of 2024 averaged 3.32 million barrels per day, an increase of 12 percent from the first six months of 2023 primarily due to the acquisition of PDC Energy, Inc. (PDC) and production growth in the Permian and Denver-Julesburg (DJ) Basins in the U.S., partly offset by planned downtime in Nigeria and exit from Myanmar. About 24 percent of the company’s net oil-equivalent production in the first six months of 2024 occurred in the OPEC+ member countries of Angola, Equatorial Guinea, Kazakhstan, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait and the Republic of Congo.
Refer to the “Results of Operations” section on page 29 for additional discussion of the company’s upstream business.
Downstream Earnings for the downstream segment are closely tied to margins on the refining, manufacturing and marketing of products that include gasoline, diesel, jet fuel, lubricants, fuel oil, fuel and lubricant additives, petrochemicals and renewable fuels. Industry margins are sometimes volatile and can be affected by the global and regional supply-and-demand balance for refined products, petrochemicals and renewable fuels, and by changes in the price of crude oil, other refinery and petrochemical feedstocks, and natural gas. Industry margins can also be influenced by inventory levels, geopolitical events, costs of materials and services, refinery or chemical plant capacity utilization, maintenance programs, and disruptions at refineries or chemical plants resulting from unplanned outages due to severe weather, fires or other operational events.
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
Noteworthy Developments
Certain noteworthy developments in recent months included the following:
•Angola - Added frontier exploration acreage positions in the deepwater lower Congo Basin.
•Brazil - Secured 15 exploration blocks in the South Santos and Pelotas Basins.
•Equatorial Guinea - Signed agreements to acquire two exploration blocks offshore Bioko Island.
•Namibia - Signed agreements to acquire 80 percent working interest in Petroleum Exploration License 82 in the Walvis Basin.
•Venezuela - Received approval to extend licenses with Petropiar, S.A. and PetroIndependencia, S.A. through 2047 and 2050, respectively.

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
Upstream

		Three Months Ended June 30		Six Months Ended June 30
	Unit (1)	2024	2023	2024	2023
U.S. Upstream
Earnings	$MM	$2,161	$1,640	$4,236	$3,421
Net Oil-Equivalent Production	MBOED	1,572	1,219	1,573	1,193
Liquids Production	MBD	1,132	916	1,131	896
Natural Gas Production	MMCFD	2,643	1,817	2,650	1,780
Liquids Realization	$/BBL	$59.85	$56.29	$58.61	$57.64
Natural Gas Realization	$/MCF	$0.76	$1.23	$1.00	$1.88
(1) MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.
Three Month Periods Ended June 30, 2024 and 2023
U.S. upstream earnings increased by $521 million primarily due to higher sales volumes of $710 million, including from legacy PDC assets, and higher realizations of $380 million, partly offset by higher depreciation, depletion and amortization of $410 million and higher operating expenses of $100 million, mainly from higher production.
Net oil-equivalent production was up 353,000 barrels per day, or 29 percent. The increase was primarily due to the successful integration of PDC and record high production in the Permian Basin.
Six Month Periods Ended June 30, 2024 and 2023
U.S. upstream earnings increased by $815 million primarily due to higher sales volumes of $1.7 billion, including from legacy PDC assets, and higher realizations of $260 million, partially offset by higher depreciation, depletion and amortization of $890 million and higher operating expenses of $190 million, mainly from higher production.
Net oil-equivalent production was up 380,000 barrels per day, or 32 percent. The increase was primarily due to the acquisition of PDC and growth in the Permian and DJ Basins.

		Three Months Ended June 30		Six Months Ended June 30
	Unit (2)	2024	2023	2024	2023
International Upstream
Earnings (1)	$MM	$2,309	$3,296	$5,473	$6,676
Net Oil-Equivalent Production	MBOED	1,720	1,740	1,746	1,775
Liquids Production	MBD	823	827	831	838
Natural Gas Production	MMCFD	5,378	5,478	5,494	5,624
Liquids Realization	$/BBL	$74.92	$68.06	$73.73	$68.48
Natural Gas Realization	$/MCF	$6.86	$7.50	$7.06	$8.25
(1) Includes foreign currency effects	$MM	$(237)	$10	$(215)	$(46)
(2) MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.

Three Month Periods Ended June 30, 2024 and 2023
International upstream earnings decreased by $987 million primarily due to the absence of prior year favorable tax effects of $490 million, lower sales volumes of $310 million and lower natural gas realizations of $140 million, partly offset by higher liquids realizations of $270 million. Foreign currency effects had an unfavorable impact on earnings of $247 million between periods.
Net oil-equivalent production was down 20,000 barrels per day, or 1 percent. The decrease was primarily due to downtime in Australia and exit from Myanmar, partly offset by higher production in Canada, mainly due to the absence of wildfire related shutdowns.
Six Month Periods Ended June 30, 2024 and 2023
International earnings decreased by $1.2 billion primarily due to lower gas realizations of $840 million, lower sales volumes of $430 million and unfavorable swing in tax effects of $350 million, partly offset by higher liquids realizations of $420 million. Foreign currency effects had an unfavorable impact on earnings of $169 million between periods.
Net oil-equivalent production was down 29,000 barrels per day, or 2 percent. The decrease was primarily due to planned downtime in Nigeria and exit from Myanmar.
Downstream

		Three Months Ended June 30		Six Months Ended June 30
	Unit *	2024	2023	2024	2023
U.S. Downstream
Earnings	$MM	$280	$1,081	$733	$2,058
Refinery Crude Unit Inputs	MBD	900	985	889	958
Refined Product Sales	MBD	1,327	1,295	1,288	1,274
* MBD — thousands of barrels per day.
Three Month Periods Ended June 30, 2024 and 2023
U.S. downstream earnings decreased by $801 million primarily due to lower margins on refined product sales of $610 million and higher operating expenses of $180 million.
Refinery crude unit inputs, including crude oil and other inputs, was down 85,000 barrels per day, or 9 percent, primarily due to downtime at the El Segundo, California refinery.
Refined product sales were up 32,000 barrels per day, or 2 percent, compared to the year-ago period.
Six Month Periods Ended June 30, 2024 and 2023
U.S. downstream earnings decreased by $1.3 billion primarily due to lower margins on refined product sales of $1.0 billion and higher operating expenses of $380 million.
Refinery crude unit inputs were down 69,000 barrels per day, or 7 percent, primarily due to downtime at the El Segundo, California and Pascagoula, Mississippi refineries.
Refined product sales were up 14,000 barrels per day, or 1 percent, compared to the year-ago period.

		Three Months Ended June 30		Six Months Ended June 30
	Unit (2)	2024	2023	2024	2023
International Downstream
Earnings (1)	$MM	$317	$426	$647	$1,249
Refinery Crude Unit Inputs	MBD	650	634	651	637
Refined Product Sales	MBD	1,485	1,453	1,457	1,456
(1) Includes foreign currency effects	$MM	$(1)	$4	$55	$22
(2) MBD — thousands of barrels per day.
Three Month Periods Ended June 30, 2024 and 2023
International downstream earnings decreased by $109 million primarily due to lower margins on refined product sales of $80 million. Foreign currency effects had an unfavorable impact on earnings of $5 million between periods.
Refinery crude unit inputs, including crude oil and other inputs, was up 16,000 barrels per day, or 3 percent, primarily due to lower turnaround activity at the GS Caltex affiliate in South Korea.
Refined product sales were up 32,000 barrels per day, or 2 percent, compared to the year-ago period.
Six Month Periods Ended June 30, 2024 and 2023
International downstream earnings decreased by $602 million primarily due to lower margins on refined product sales of $600 million. Foreign currency effects had a favorable impact on earnings of $33 million between periods.
Refinery crude unit inputs were up 14,000 barrels per day, or 2 percent, primarily due to lower turnaround activity at the GS Caltex affiliate in South Korea.
Refined product sales were flat compared to the year-ago period.
All Other

		Three Months Ended June 30		Six Months Ended June 30
	Unit	2024	2023	2024	2023
All Other
Earnings/(Charges)*	$MM	$(633)	$(433)	$(1,154)	$(820)

* Includes foreign currency effects		$(5)	$(4)	$2	$(6)

Three Month Periods Ended June 30, 2024 and 2023
Net charges increased by $200 million primarily due to unfavorable tax items and lower interest income.
Six Month Periods Ended June 30, 2024 and 2023
Net charges increased by $334 million primarily due to lower interest income and unfavorable tax items.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(Millions of dollars)
Sales and other operating revenues	$49,574	$47,216	$96,154	$96,058
Sales and other operating revenues for the second quarter increased mainly due to higher U.S. crude oil sales volumes and crude oil prices, partially offset by lower natural gas prices. Sales and other operating revenues for the six-month period were relatively flat as higher U.S. crude oil and natural gas sales volumes and crude oil prices were mostly offset by lower natural gas and refined product prices.

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(Millions of dollars)
Income from equity affiliates	$1,206	$1,240	$2,647	$2,828
Income from equity affiliates in the second quarter was relatively unchanged compared to last year. Income from equity affiliates in the six-month period decreased mainly due to lower downstream-related earnings from GS Caltex in South Korea and upstream-related earnings from Angola LNG, partially offset by higher downstream-related earnings from CPChem.

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(Millions of dollars)
Other income (loss)	$401	$440	$1,096	$803
Other income for the second quarter decreased mainly due to lower interest income and an unfavorable swing in foreign currency effects, partially offset by higher income from Venezuela non-equity investments. Other income for the six-month period increased mainly due to higher income from Venezuela non-equity investments and a favorable swing in foreign currency effects, partially offset by lower interest income.

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(Millions of dollars)
Purchased crude oil and products	$30,867	$28,984	$58,608	$58,391
Purchased crude oil and products increased for the second quarter primarily due to higher refined product purchases and higher crude and refined product prices, partially offset by lower refinery crude unit inputs. Purchased crude oil and products were relatively unchanged for the six-month period as higher crude oil prices and higher refined product purchases were mostly offset by lower refinery crude unit inputs and lower natural gas purchases and prices.

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(Millions of dollars)
Operating, selling, general and administrative expenses	$7,662	$7,185	$15,205	$14,087
Operating, selling, general and administrative expenses in the second quarter increased mainly due to higher employee expenses and higher refinery shutdown costs. The increase in Operating, selling, general and administrative expenses for the six-month period primarily resulted from higher employee expenses, higher refinery shutdown costs and higher transportation costs.

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(Millions of dollars)
Exploration expenses	$263	$169	$392	$359
Exploration expenses for the second quarter and six-month period increased primarily due to higher charges for well write-offs.

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(Millions of dollars)
Depreciation, depletion and amortization	$4,004	$3,521	$8,095	$7,047
Depreciation, depletion and amortization expenses for the second quarter and six-month period increased primarily due to higher production volumes mainly from the PDC acquisition and higher rates.

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(Millions of dollars)
Taxes other than on income	$1,188	$1,041	$2,312	$2,137
Taxes other than on income for the second quarter and six-month period increased primarily due to higher property and excise taxes.

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(Millions of dollars)
Interest and debt expense	$113	$120	$231	$235
Interest and debt expenses for the second quarter and six-month period were relatively unchanged compared to last year.

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(Millions of dollars)
Other components of net periodic benefit costs	$48	$39	$96	$77
Other components of net periodic benefit costs for the second quarter and six-month period were relatively unchanged compared to last year.

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(Millions of dollars)
Income tax expense/(benefit)	$2,593	$1,829	$4,964	$4,743
The company’s income tax expense increased in the second quarter 2024 by $764 million while total income before tax decreased $801 million, primarily due to the absence of prior period favorable tax items and current period unfavorable tax items.
U.S. income before tax decreased from $2.9 billion in second quarter 2023 to $2.5 billion in second quarter 2024. This $412 million decrease in income was primarily driven by lower downstream margins, higher upstream depreciation, depletion and amortization and higher operating expenses, partially offset by higher upstream sales volumes and realizations. The company’s U.S. income tax expense increased by $38 million between year-over-year periods, from $650 million in 2023 to $688 million in 2024.

International income before tax decreased from $5.0 billion in second quarter 2023 to $4.6 billion in second quarter 2024. This $389 million decrease in income was primarily driven by lower upstream sales volumes. The company’s international income tax expense increased $726 million between year-over-year periods, from $1.2 billion in 2023 to $1.9 billion in 2024, primarily due to the absence of prior period favorable tax items and current period unfavorable tax items.
The company’s income tax expense increased in the first six months of 2024 by $221 million while total income before income tax decreased $2.4 billion, primarily due to the absence of prior period favorable tax items and current period unfavorable tax items.
U.S. income before income tax decreased between the six-month periods, from $6.0 billion in 2023 to $5.1 billion in 2024. This $884 million decrease in income was primarily driven by lower downstream margins, higher depreciation, depletion and amortization and higher operating expenses, partially offset by higher upstream sales volumes. The decrease in income had a direct impact on the company’s U.S. income tax resulting in a decrease in income tax expense of $77 million between the six-month periods, from $1.4 billion in 2023 to $1.3 billion in 2024.
International income before income tax decreased for the six-month period, from $11.4 billion in 2023 to $9.9 billion in 2024. This $1.5 billion decrease in income was primarily due to lower downstream margins along with lower upstream realizations and sales volumes. International income tax expense increased $298 million between year-over-year periods, from $3.4 billion in 2023 to to $3.7 billion in 2024, primarily due to the absence of prior period favorable tax items and current period unfavorable tax items.
Additional information related to the company’s effective income tax rate is included in Note 10 Income Taxes to the Consolidated Financial Statements.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
		Three Months Ended June 30		Six Months Ended June 30
	Unit	2024	2023	2024	2023
U.S. Upstream
Net crude oil and natural gas liquids production	MBD	1,132	916	1,131	896
Net natural gas production(3)	MMCFD	2,643	1,817	2,650	1,780
Net oil-equivalent production	MBOED	1,572	1,219	1,573	1,193
Sales of natural gas	MMCFD	5,242	4,529	5,189	4,314
Sales of natural gas liquids	MBD	458	300	450	299
Revenue from net production
Crude	$/BBL	$78.90	$70.72	$76.44	$71.28
NGLs	$/BBL	$19.30	$18.30	$19.87	$20.94
Liquids (weighted average of Crude and NGLs)	$/BBL	$59.85	$56.29	$58.61	$57.64
Natural gas	$/MCF	$0.76	$1.23	$1.00	$1.88
International Upstream
Net crude oil and natural gas liquids production(4)	MBD	823	827	831	838
Net natural gas production(3)	MMCFD	5,378	5,478	5,494	5,624
Net oil-equivalent production(4)	MBOED	1,720	1,740	1,746	1,775
Sales of natural gas	MMCFD	5,389	5,676	5,580	5,730
Sales of natural gas liquids	MBD	130	83	124	87
Revenue from liftings
Crude	$/BBL	$77.58	$70.21	$76.18	$70.60
NGLs	$/BBL	$22.32	$21.39	$22.12	$25.13
Liquids (weighted average of Crude and NGLs)	$/BBL	$74.92	$68.06	$73.73	$68.48
Natural gas	$/MCF	$6.86	$7.50	$7.06	$8.25
U.S. and International Upstream
Total net oil-equivalent production(4)	MBOED	3,292	2,959	3,319	2,968
U.S. Downstream
Gasoline sales(5)	MBD	692	673	656	641
Other refined product sales	MBD	635	622	632	633
Total refined product sales	MBD	1,327	1,295	1,288	1,274
Sales of natural gas	MMCFD	26	34	29	32
Sales of natural gas liquids	MBD	23	20	22	20
Refinery crude unit inputs	MBD	900	985	889	958
International Downstream
Gasoline sales(5)	MBD	352	323	336	310
Other refined product sales	MBD	739	764	729	772
Share of affiliate sales	MBD	394	366	392	374
Total refined product sales	MBD	1,485	1,453	1,457	1,456
Sales of natural gas	MMCFD	—	—	—	1
Sales of natural gas liquids	MBD	117	177	128	157
Refinery crude unit inputs	MBD	650	634	651	637
(1) Includes company share of equity affiliates.
(2)  MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOED — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFD):
United States		61	52	59	50
International		531	531	537	531
(4) Includes net production of synthetic oil:
Canada		53	46	50	48
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $4.0 billion at June 30, 2024, and $8.2 billion at year-end 2023. The company holds its cash with a diverse group of major financial institutions and has processes and safeguards in place to manage its cash balances and mitigate the risk of loss. Cash provided by operating activities in the first six months of 2024 was $13.1 billion, compared with $13.5 billion in the year-ago period. Capital expenditures totaled $8.1 billion in the first six months of 2024, up $1.3 billion from the year-ago period largely due to higher investments in upstream, including post-acquisition spend on legacy PDC assets. Proceeds and deposits related to asset sales and returns of investment totaled $218 million in the first six months of 2024, compared to $324 million in the year-ago period. Cash provided by financing activities includes proceeds from shares issued for stock option exercises of $158 million in the first six months of 2024, compared with $181 million in the year-ago period.
Dividends The company paid dividends of $6.0 billion to common stockholders during the first six months of 2024. In July 2024, the company declared a quarterly dividend of $1.63 per common share, payable in September 2024.
Debt and Finance Lease Liabilities Chevron’s total debt and finance lease liabilities were $23.2 billion at June 30, 2024, up from $20.8 billion at December 31, 2023, as the company issued commercial paper and retired a bond that matured during the period.
The company’s primary source for working capital needs is its commercial paper program. The outstanding balance for the company’s commercial paper program at June 30, 2024, was $3.4 billion, and there was no commercial paper outstanding at December 31, 2023. The company’s debt and finance lease liabilities due within one year, consisting primarily of the current portion of long-term debt and redeemable long-term obligations, totaled $9.8 billion at June 30, 2024, and $5.1 billion at December 31, 2023. Of these amounts, $8.1 billion was reclassified to long-term at June 30, 2024, and $4.5 billion was reclassified to long-term at December 31, 2023. At June 30, 2024, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to refinance them on a long-term basis.
At June 30, 2024, the company had $8.1 billion in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations on a long-term basis. The credit facilities allow the company to convert any amounts outstanding into a term loan for a period of up to one year. This supports commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to continually replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the Secured Overnight Financing Rate (SOFR), or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at June 30, 2024.
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

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$48,560	$100,405
Sales and other operating revenues - related party	22,417	44,553
Total costs and other deductions	50,781	102,773
Total costs and other deductions - related party	17,976	35,781
Net income (loss)	$9,933	$12,190

	At June 30, 2024	At December 31, 2023
	(Millions of dollars) (unaudited)
Current assets	$16,920	$19,006
Current assets - related party	1,920	18,375
Other assets	56,728	54,558
Current liabilities	27,297	20,512
Current liabilities - related party	119,741	132,474
Other liabilities	25,015	28,849
Total net equity (deficit)	$(96,485)	$(89,896)
Common Stock Repurchase Program On January 25, 2023, the Board of Directors authorized the repurchase of the company’s shares of common stock in an aggregate amount of $75 billion (the “2023 Program”). The 2023 Program took effect on April 1, 2023, and does not have a fixed expiration date. In the aggregate, the company has repurchased 109.2 million shares for $17.2 billion under the 2023 Program, including 19.0 million shares repurchased for $3.0 billion in second quarter 2024. Chevron expects share repurchases in the third quarter 2024 to be between $4.0-$4.75 billion.
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
Noncontrolling Interests The company had noncontrolling interests of $1.0 billion at June 30, 2024 and $972 million at December 31, 2023. Included within noncontrolling interests is $177 million at June 30, 2024 and $166 million at December 31, 2023 of redeemable noncontrolling interest.

Financial Ratios and Metrics

	At June 30, 2024	At December 31, 2023
Current Ratio (1)	1.2	1.3
Debt Ratio	12.7%	11.5%
Net Debt Ratio (2)	10.7%	7.3%
(1) At June 30, 2024, the book value of inventory was lower than replacement cost.
(2) Net Debt Ratio for June 30, 2024 is calculated as short-term debt of $1.7 billion plus long-term debt of $21.4 billion (together, “total debt”) less cash and cash equivalents of $4.0 billion as a percentage of total debt less cash and cash equivalents and marketable securities, plus Chevron Corporation Stockholders’ Equity of $159.2 billion. For the December 31, 2023 calculation, please refer to page 51 of Chevron’s 2023 Annual Report on Form 10-K.

	Six Months Ended June 30
	2024	2023
	(Millions of dollars)
Net cash provided by operating activities	$13,123	$13,502
Less: Capital expenditures	(8,055)	(6,795)
Free Cash Flow	$5,068	$6,707
Pension Obligations Information related to pension plan contributions is included in Note 8 Employee Benefits to the Consolidated Financial Statements.
Capital Expenditures The company’s capital expenditures (capex) primarily includes additions to fixed assets or investments for the company’s consolidated subsidiaries and is disclosed in the Consolidated Statement of Cash Flows. Second quarter 2024 capex was $209 million higher than second quarter 2023 and year-to-date 2024 capex was $1,260 million higher than the year-ago period due to higher investments in upstream, including post-acquisition spend on legacy PDC assets.
Affiliate Capital Expenditures The company’s affiliate capital expenditures (affiliate capex) primarily includes additions to fixed assets or investments in the equity affiliate’s financial statements and does not require cash outlays by the company. Second quarter 2024 affiliate capex was $350 million lower than second quarter 2023 and year-to-date 2024 affiliate capex was $596 million lower than the year-ago period.

Capex and Affiliate Capex by Business Segment
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Capex	(Millions of dollars)
United States
Upstream	$2,347	$2,296	$4,777	$4,214
Downstream	338	379	767	710
All Other	109	90	181	121
Total United States	2,794	2,765	5,725	5,045
International
Upstream	1,121	940	2,250	1,662
Downstream	49	48	77	78
All Other	2	4	3	10
Total International	1,172	992	2,330	1,750
Capex	$3,966	$3,757	$8,055	$6,795
Affiliate Capex
Upstream	$382	$615	$781	$1,254
Downstream	244	361	468	591
Affiliate Capex	$626	$976	$1,249	$1,845

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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the six months ended June 30, 2024, does not differ materially from that discussed under Item 7A of Chevron’s 2023 Annual Report on Form 10-K.
Item 4.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2024.
(b) Changes in internal control over financial reporting
During the quarter ended June 30, 2024, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
Item 103 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission (SEC) requires disclosure of certain legal proceedings that involve governmental authorities as a party and that the company reasonably believes would result in $1.0 million or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to second quarter 2024 and any material developments with respect to matters previously reported in Chevron’s 2023 Annual Report on Form 10-K.

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
As previously disclosed, on March 17, 2022, the Texas Commission on Environmental Quality and Harris County, Texas filed a civil lawsuit against Pasadena Refining System, Inc. (PRSI), a subsidiary of Chevron, alleging violations of the Texas Clean Air Act in connection with a fire at PRSI’s Pasadena, Texas refinery. PRSI negotiated a resolution of the violations with the Texas Attorney General and Harris County, which was approved by the District Court of Harris County, Texas, 55th Judicial District on June 5, 2024. Resolution of these alleged violations resulted in the payment of a civil penalty of $1 million, plus $80,000 for plaintiffs’ attorney costs, on June 14, 2024.
On May 20, 2024, the New Mexico Environment Department issued a Notice of Violation to Chevron for alleged violations of state and federal regulations of air quality between October 2022 and September 2023 at different Chevron facilities in New Mexico. Resolution of the alleged violations may result in the payment of a civil penalty of $1.0 million or more.
Please see information related to other legal proceedings in Note 11 Litigation.
Item 1A.Risk Factors
Some inherent risks could materially impact the company’s financial results of operations or financial condition. Information about risk factors for the six months ended June 30, 2024, does not differ materially from that set forth under the heading “Risk Factors” on pages 20 through 26 of the company’s 2023 Annual Report on Form 10-K, other than as reflected in the risk factor below.
Chevron may not complete the acquisition of Hess Corporation within the time frame the company anticipates or at all, which could have adverse effects on Chevron The completion of the acquisition of Hess Corporation (Hess) is subject to a number of conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act) and approval of any Guyanese governmental body, agency or authority that asserts its approval is required in connection with the transaction, each of which make the completion and timing of the completion of the merger uncertain.
Hess Guyana Exploration Limited (HGEL), a wholly owned subsidiary of Hess, is currently in arbitration with respect to the right of first refusal (Stabroek ROFR) contained in an operating agreement among HGEL, affiliates of Exxon Mobil Corporation (Exxon), and China National Offshore Oil Corporation (CNOOC) regarding the Stabroek Block offshore Guyana. The arbitration merits hearing about the applicability of the Stabroek ROFR to the merger has been scheduled for May 2025, with a decision expected in the following three months. If the arbitration does not result in a confirmation that the Stabroek ROFR is inapplicable to the merger, and if Chevron, Hess, Exxon and/or CNOOC do not otherwise agree upon an acceptable resolution, then there would be a failure of a closing condition under the merger agreement, in which case the merger would not close.
On December 7, 2023, Chevron and Hess each received a request for additional information and documentary materials (Second Request) from the Federal Trade Commission (FTC). The parties have completed their responses to the Second Request and anticipate the FTC’s regulatory review concluding in the third quarter of 2024. Additionally, if any Guyanese governmental body, agency or authority of competent jurisdiction asserts that its approval is required as a result of the consequences of the merger in Guyana on Hess’ assets in

Guyana (which has not occurred as of the filing date of this report), approval of such governmental body, agency or authority will become a condition to each party’s obligation to complete the merger.
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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2023 Program (2) (Billions of dollars)
April 1 – April 30, 2024	6,249,261	$160.42	6,249,157	$59.8
May 1 – May 31, 2024	1,835,460	$158.19	1,835,460	$59.5
June 1 – June 30, 2024	10,949,703	$155.96	10,949,694	$57.8
Total	19,034,424	$157.64	19,034,311
(1)Includes common shares repurchased from participants in the company’s deferred compensation plans for personal income tax withholdings.
(2)Refer to “Liquidity and Capital Resources” for additional information regarding the company’s authorized stock repurchase program.

Item 5.Other Information
Rule 10b5-1 Plan Elections
During the three months ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

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

CHEVRON CORPORATION (REGISTRANT)

/S/ ALANA K. KNOWLES
Alana K. Knowles, Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: August 7, 2024