Form 10-Q
period 2024-09-30
CHEVRON CORP
filed 2024-11-07
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

There were 1,797,091,325 shares of the company’s common stock outstanding on September 30, 2024.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2024 and 2023	3
	Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2024 and 2023	4
	Consolidated Balance Sheet at September 30, 2024 and December 31, 2023	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	6
	Consolidated Statement of Equity for the Three and Nine Months Ended September 30, 2024 and 2023	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
Signature		46

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
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for the company’s products, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries and other producing countries; technological advancements; changes to government policies in the countries in which the company operates; public health crises, such as pandemics and epidemics, and any related government policies and actions; disruptions in the company’s global supply chain, including supply chain constraints and escalation of the cost of goods and services; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic, market and political conditions, including the military conflict between Russia and Ukraine, the conflict in Israel and the global response to these hostilities; changing refining, marketing and chemicals margins; the company’s ability to realize anticipated cost savings and efficiencies associated with enterprise structural cost reduction initiatives; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; development of large carbon capture and offset markets; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes undertaken or required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures related to greenhouse gas emissions and climate change; the potential liability resulting from pending or future litigation; the risk that regulatory approvals and clearances related to the Hess Corporation (Hess) transaction are not obtained or are obtained subject to conditions that are not anticipated by the company and Hess; potential delays in consummating the Hess transaction, including as a result of the ongoing arbitration proceedings regarding preemptive rights in the Stabroek Block joint operating agreement; risks that such ongoing arbitration is not satisfactorily resolved and the potential transaction fails to be consummated; uncertainties as to whether the potential transaction, if consummated, will achieve its anticipated economic benefits, including as a result of risks associated with third party contracts containing material consent, anti-assignment, transfer or other provisions that may be related to the potential transaction that are not waived or otherwise satisfactorily resolved; the company’s ability to integrate Hess’ operations in a successful manner and in the expected time period; the possibility that any of the anticipated benefits and projected synergies of the potential transaction will not be realized or will not be realized within the expected time period; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, taxes and tax audits, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; higher inflation and related impacts; material reductions in corporate liquidity and access to debt markets; changes to the company’s capital allocation strategies; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 20 through 26 of the company’s 2023 Annual Report on Form 10-K and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$48,926	$51,922	$145,080	$147,980
Income (loss) from equity affiliates	1,261	1,313	3,908	4,141
Other income (loss)	482	845	1,578	1,648
Total Revenues and Other Income	50,669	54,080	150,566	153,769
Costs and Other Deductions
Purchased crude oil and products	30,450	32,328	89,058	90,719
Operating expenses	6,695	6,299	19,842	18,377
Selling, general and administrative expenses	1,191	1,163	3,249	3,172
Exploration expenses	154	301	546	660
Depreciation, depletion and amortization	4,214	4,025	12,309	11,072
Taxes other than on income	1,263	1,021	3,575	3,158
Interest and debt expense	164	114	395	349
Other components of net periodic benefit costs	49	91	145	168
Total Costs and Other Deductions	44,180	45,342	129,119	127,675
Income (Loss) Before Income Tax Expense	6,489	8,738	21,447	26,094
Income Tax Expense (Benefit)	1,993	2,183	6,957	6,926
Net Income (Loss)	4,496	6,555	14,490	19,168
Less: Net income (loss) attributable to noncontrolling interests	9	29	68	58
Net Income (Loss) Attributable to Chevron Corporation	$4,487	$6,526	$14,422	$19,110
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$2.49	$3.48	$7.91	$10.18
- Diluted	$2.48	$3.48	$7.88	$10.14
Weighted Average Number of Shares Outstanding (000s)
- Basic	1,800,336	1,870,963	1,822,770	1,876,532
- Diluted	1,807,030	1,877,104	1,829,776	1,884,407

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(Millions of dollars)
Net Income (Loss)	$4,496	$6,555	$14,490	$19,168
Currency translation adjustment	23	(21)	(9)	(21)
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	4	(1)	(5)	(4)
Derivatives
Net derivatives gain (loss) on hedge transactions	18	(16)	(33)	(18)
Reclassification to net income	16	4	43	17
Income taxes on derivatives transactions	(8)	3	(3)	—
Total	26	(9)	7	(1)
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	61	101	185	197
Actuarial gain (loss) arising during period	1	49	1	49
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(3)	(3)	(8)	(10)
Prior service (costs) credits arising during period	—	—	—	—
Defined benefit plans sponsored by equity affiliates - benefit (cost)	1	—	3	14
Income (taxes) benefit on defined benefit plans	(14)	(2)	(39)	(23)
Total	46	145	142	227
Other Comprehensive Gain (Loss), Net of Tax	99	114	135	201
Comprehensive Income (Loss)	4,595	6,669	14,625	19,369
Comprehensive loss (income) attributable to noncontrolling interests	(9)	(29)	(68)	(58)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$4,586	$6,640	$14,557	$19,311

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At September 30, 2024	At December 31, 2023
	(Millions of dollars)
Assets
Cash and cash equivalents	$4,699	$8,178
Time deposits	4	—
Marketable securities	—	45
Accounts and notes receivable (less allowance: 2024 - $259; 2023 - $301)	19,591	19,921
Inventories:
Crude oil and products	6,767	6,059
Chemicals	479	406
Materials, supplies and other	2,479	2,147
Total inventories	9,725	8,612
Prepaid expenses and other current assets	4,168	4,372
Total Current Assets	38,187	41,128
Long-term receivables (less allowance: 2024 - $354; 2023 - $340)	942	942
Investments and advances	47,476	46,812
Properties, plant and equipment, at cost	343,450	346,081
Less: Accumulated depreciation, depletion and amortization	195,559	192,462
Properties, plant and equipment, net	147,891	153,619
Deferred charges and other assets	14,039	13,734
Goodwill	4,722	4,722
Assets held for sale	5,975	675
Total Assets	$259,232	$261,632
Liabilities and Equity
Short-term debt	$5,144	$529
Accounts payable	20,037	20,423
Accrued liabilities	8,313	7,655
Federal and other taxes on income	702	1,863
Other taxes payable	1,522	1,788
Total Current Liabilities	35,718	32,258
Long-term debt	20,697	20,307
Deferred credits and other noncurrent obligations	21,955	24,226
Noncurrent deferred income taxes	19,899	18,830
Noncurrent employee benefit plans	3,933	4,082
Total Liabilities*	$102,202	$99,703
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at September 30, 2024 and December 31, 2023)	1,832	1,832
Capital in excess of par value	21,578	21,365
Retained earnings	205,503	200,025
Accumulated other comprehensive losses	(2,825)	(2,960)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (645,585,255 and 577,028,776 shares at September 30, 2024 and December 31, 2023, respectively)	(69,646)	(59,065)
Total Chevron Corporation Stockholders’ Equity	156,202	160,957
Noncontrolling interests (includes redeemable noncontrolling interest of $0 and $166 at September 30, 2024 and December 31, 2023, respectively)	828	972
Total Equity	157,030	161,929
Total Liabilities and Equity	$259,232	$261,632

* Refer to Note 12 Other Contingencies and Commitments.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2024	2023
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$14,490	$19,168
Adjustments
Depreciation, depletion and amortization	12,309	11,072
Dry hole expense	225	315
Distributions more (less) than income from equity affiliates	(485)	(2,273)
Net before-tax losses (gains) on asset retirements and sales	(236)	(133)
Net foreign currency effects	104	(135)
Deferred income tax provision	1,545	1,346
Net decrease (increase) in operating working capital	(2,172)	(4,181)
Decrease (increase) in long-term receivables	54	36
Net decrease (increase) in other deferred charges	(765)	(423)
Cash contributions to employee pension plans	(658)	(893)
Other	(1,614)	(724)
Net Cash Provided by Operating Activities	22,797	23,175
Investing Activities
Acquisition of businesses, net of cash received	—	55
Capital expenditures	(12,110)	(11,468)
Proceeds and deposits related to asset sales and returns of investment	620	410
Net maturities of (investments in) time deposits	(4)	—
Net sales (purchases) of marketable securities	45	84
Net repayment (borrowing) of loans by equity affiliates	(157)	(242)
Net Cash Used for Investing Activities	(11,606)	(11,161)
Financing Activities
Net borrowings (repayments) of short-term obligations	5,615	(33)
Proceeds from issuances of long-term debt	403	150
Repayments of long-term debt and other financing obligations	(1,062)	(4,207)
Cash dividends - common stock	(8,914)	(8,527)
Net contributions from (distributions to) noncontrolling interests	(197)	(44)
Net sales (purchases) of treasury shares	(10,535)	(11,281)
Net Cash Provided by (Used for) Financing Activities	(14,690)	(23,942)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(12)	(187)
Net Change in Cash, Cash Equivalents and Restricted Cash	(3,511)	(12,115)
Cash, Cash Equivalents and Restricted Cash at January 1	9,275	19,121
Cash, Cash Equivalents and Restricted Cash at September 30	$5,764	$7,006

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders’	Controlling	Total
Three Months Ended September 30	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at June 30, 2023	$20,350	$196,926	$(2,711)	$(56,240)	$158,325	$973	$159,298
Treasury stock transactions	43	—	—	—	43	—	43
PDC Energy, Inc. acquisition	2,550	—	—	3,970	6,520	—	6,520
Net income (loss)	—	6,526	—	—	6,526	29	6,555
Cash dividends ($1.51 per share)	—	(2,852)	—	—	(2,852)	(45)	(2,897)
Stock dividends	—	(6)	—	—	(6)	—	(6)
Other comprehensive income	—	—	114	—	114	—	114
Purchases of treasury shares	—	—	—	(3,424)	(3,424)	—	(3,424)
Issuances of treasury shares	2	—	—	54	56	—	56
Other changes, net	(36)	(1)	—	—	(37)	26	(11)
Balance at September 30, 2023	$22,909	$200,593	$(2,597)	$(55,640)	$165,265	$983	$166,248

Balance at June 30, 2024	$23,087	$203,960	$(2,924)	$(64,890)	$159,233	$1,030	$160,263
Treasury stock transactions	86	—	—	—	86	—	86
Net income (loss)	—	4,487	—	—	4,487	9	4,496
Cash dividends ($1.63 per share)	—	(2,933)	—	—	(2,933)	(203)	(3,136)
Stock dividends	—	(6)	—	—	(6)	—	(6)
Other comprehensive income	—	—	99	—	99	—	99
Purchases of treasury shares(2)	—	—	—	(4,797)	(4,797)	—	(4,797)
Issuances of treasury shares	(3)	—	—	41	38	—	38
Other changes, net	—	(5)	—	—	(5)	(8)	(13)
Balance at September 30, 2024	$23,170	$205,503	$(2,825)	$(69,646)	$156,202	$828	$157,030

Nine Months Ended September 30
Balance at December 31, 2022	$20,252	$190,024	$(2,798)	$(48,196)	$159,282	$960	$160,242
Treasury stock transactions	123	—	—	—	123	—	123
PDC Energy, Inc. acquisition	2,550	—	—	3,970	6,520	—	6,520
Net income (loss)	—	19,110	—	—	19,110	58	19,168
Cash dividends ($4.53 per share)	—	(8,527)	—	—	(8,527)	(54)	(8,581)
Stock dividends	—	(7)	—	—	(7)	—	(7)
Other comprehensive income	—	—	201	—	201	—	201
Purchases of treasury shares	—	—	—	(11,631)	(11,631)	—	(11,631)
Issuances of treasury shares	20	—	—	217	237	—	237
Other changes, net	(36)	(7)	—	—	(43)	19	(24)
Balance at September 30, 2023	$22,909	$200,593	$(2,597)	$(55,640)	$165,265	$983	$166,248

Balance at December 31, 2023	$22,957	$200,025	$(2,960)	$(59,065)	$160,957	$972	$161,929
Treasury stock transactions	251	—	—	—	251	—	251
Net income (loss)	—	14,422	—	—	14,422	68	14,490
Cash dividends ($4.89 per share)	—	(8,914)	—	—	(8,914)	(210)	(9,124)
Stock dividends	—	(17)	—	—	(17)	—	(17)
Other comprehensive income	—	—	135	—	135	—	135
Purchases of treasury shares(2)	—	—	—	(10,833)	(10,833)	—	(10,833)
Issuances of treasury shares	(38)	—	—	252	214	—	214
Other changes, net	—	(13)	—	—	(13)	(2)	(15)
Balance at September 30, 2024	$23,170	$205,503	$(2,825)	$(69,646)	$156,202	$828	$157,030

(Number of Shares)	Common Stock - 2024				Common Stock - 2023
Three Months Ended September 30	Issued(3)	Treasury	Outstanding		Issued(3)	Treasury	Outstanding
Balance at June 30	2,442,676,580	(613,759,467)	1,828,917,113		2,442,676,580	(575,431,362)	1,867,245,218
Purchases	—	(32,209,398)	(32,209,398)		—	(20,721,774)	(20,721,774)
Issuances	—	383,610	383,610		—	41,225,221	41,225,221
Balance at September 30	2,442,676,580	(645,585,255)	1,797,091,325		2,442,676,580	(554,927,915)	1,887,748,665

Nine Months Ended September 30
Balance at December 31	2,442,676,580	(577,028,776)	1,865,647,804		2,442,676,580	(527,460,237)	1,915,216,343
Purchases	—	(70,981,509)	(70,981,509)		—	(70,455,234)	(70,455,234)
Issuances	—	2,425,030	2,425,030		—	42,987,556	42,987,556
Balance at September 30	2,442,676,580	(645,585,255)	1,797,091,325		2,442,676,580	(554,927,915)	1,887,748,665
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General
Basis of Presentation The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and nine-month periods ended September 30, 2024, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2023 Annual Report on Form 10-K.
Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the nine months ended September 30, 2024 and 2023, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
	(Millions of dollars)
Balance at December 31, 2022	$(203)	$(12)	$(12)	$(2,571)	$(2,798)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(21)	(4)	(18)	51	8
Reclassifications(2) (3)	—	—	17	176	193
Net Other Comprehensive Income (Loss)	(21)	(4)	(1)	227	201
Balance at September 30, 2023	$(224)	$(16)	$(13)	$(2,344)	$(2,597)

Balance at December 31, 2023	$(192)	$(11)	$5	$(2,762)	$(2,960)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(9)	(5)	(36)	13	(37)
Reclassifications(2) (3)	—	—	43	129	172
Net Other Comprehensive Income (Loss)	(9)	(5)	7	142	135
Balance at September 30, 2024	$(201)	$(16)	$12	$(2,620)	$(2,825)
(1)All amounts are net of tax.
(2)Refer to Note 14 Financial and Derivative Instruments for reclassified components of cash flow hedging.
(3)Refer to Note 8 Employee Benefits for reclassified components, including amortization of actuarial gains or losses, amortization of prior service costs and settlement losses, totaling $177 that are included in employee benefit costs for the nine months ended September 30, 2024. Related income taxes for the same period, totaling $48, are reflected in “Income Tax Expense (Benefit)” on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Information Relating to the Consolidated Statement of Cash Flows

	Nine Months Ended September 30
	2024	2023
	(Millions of dollars)
Distributions more (less) than income from equity affiliates included the following:
Distributions from equity affiliates	$3,423	$1,868
(Income) loss from equity affiliates	(3,908)	(4,141)
Distributions more (less) than income from equity affiliates	$(485)	$(2,273)
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$286	$(890)
Decrease (increase) in inventories	(1,113)	(1,136)
Decrease (increase) in prepaid expenses and other current assets	96	(1,121)
Increase (decrease) in accounts payable and accrued liabilities	(121)	1,706
Increase (decrease) in income and other taxes payable	(1,320)	(2,740)
Net decrease (increase) in operating working capital	$(2,172)	$(4,181)
Net cash provided by operating activities included the following cash payments:
Interest on debt (net of capitalized interest)	$326	$292
Income taxes	6,586	8,189
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$497	$218
Returns of investment from equity affiliates	123	192
Proceeds and deposits related to asset sales and returns of investment	$620	$410
Net maturities of (investments in) time deposits consisted of the following gross amounts:
Investments in time deposits	$(4)	$—
Maturities of time deposits	—	—
Net maturities of (investments in) time deposits	$(4)	$—
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$—	$(289)
Marketable securities sold	45	373
Net sales (purchases) of marketable securities	$45	$84
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$(211)	$(296)
Repayment of loans by equity affiliates	54	54
Net repayment (borrowing) of loans by equity affiliates	$(157)	$(242)
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term debt obligations	$829	$—
Repayments of short-term debt obligations	—	—
Net borrowings (repayments) of short-term debt obligations with three months or less maturity	4,786	(33)
Net borrowings (repayments) of short-term obligations	$5,615	$(33)
Net contributions from (distributions to) noncontrolling interests consisted of the following gross amounts:
Distributions to noncontrolling interests	$(210)	$(54)
Contributions from noncontrolling interests	13	10
Net contributions from (distributions to) noncontrolling interests	$(197)	$(44)
Net sales (purchases) of treasury shares consisted of the following gross and net amounts:
Shares issued for share-based compensation plans	$194	$237
Shares purchased under share repurchase and deferred compensation plans	(10,729)	(11,518)
Net sales (purchases) of treasury shares	$(10,535)	$(11,281)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash.
The “Other” line in the Operating Activities section includes changes in asset retirement obligations, abandonment and decommissioning obligations associated with previously sold assets, postretirement benefits obligations and other long-term liabilities. Asset retirement obligation payments totaled $1.8 billion in the first nine months of 2024, compared to $1.1 billion in the year-ago period.
The company paid dividends of $1.63 per share of common stock in third quarter 2024. This compares to dividends of $1.51 per share paid in the year-ago corresponding period.
The components of “Capital expenditures” are presented in the following table:

	Nine Months Ended September 30
	2024	2023
	(Millions of dollars)
Additions to properties, plant and equipment	$11,590	$10,602
Additions to investments	392	636
Current-year dry hole expenditures	128	205
Payments for other assets and liabilities, net	—	25
Capital expenditures	$12,110	$11,468
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At September 30		At December 31
	2024	2023	2023	2022
	(Millions of dollars)		(Millions of dollars)
Cash and cash equivalents	$4,699	$5,797	$8,178	$17,678
Restricted cash included in “Prepaid expenses and other current assets”	240	306	275	630
Restricted cash included in “Deferred charges and other assets”	825	903	822	813
Total cash, cash equivalents and restricted cash	$5,764	$7,006	$9,275	$19,121
Additional information related to restricted cash is included in Note 13 Fair Value Measurements under the heading “Restricted Cash.”
Note 4. New Accounting Standards
Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07, which becomes effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The standard requires companies to disclose significant segment expenses. The company does not expect the standard to have a material effect on its consolidated financial statements and continues to evaluate disclosure presentation alternatives.
Income Taxes (Topic 740) Improvements to Income Tax Disclosures In December 2023, the FASB issued ASU 2023-09, which becomes effective for fiscal years beginning after December 15, 2024. The standard requires companies to disclose specific categories in the income tax rate reconciliation table and the amount of income taxes paid per major jurisdiction. The company does not expect the standard to have a material effect on its consolidated financial statements and continues to evaluate disclosure presentation alternatives.
Note 5. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 30
	2024	2023
	(Millions of dollars)
Sales and other operating revenues	$14,857	$14,720
Costs and other deductions	8,200	7,799
Net income attributable to TCO	$4,727	$4,918
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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Nine Months Ended September 30
	2024	2023
	(Millions of dollars)
Sales and other operating revenues	$112,708	$113,817
Costs and other deductions	107,834	106,318
Net income (loss) attributable to CUSA	$4,491	$6,152

	At September 30, 2024	At December 31, 2023
	(Millions of dollars)
Current assets	$18,855	$19,489
Other assets	57,597	54,460
Current liabilities	22,115	20,624
Other liabilities	21,748	22,227
Total CUSA net equity	$32,589	$31,098
Memo: Total debt	$9,571	$9,740
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
Segment Earnings The company evaluates the performance of its operating segments on an after-tax basis, without considering the effects of debt financing interest expense or investment interest income, both of which are managed by the company on a worldwide basis. Corporate administrative costs and assets are not allocated to the operating segments. However, operating segments are billed for the direct use of corporate services. Non-billable costs remain at the corporate level in “All Other.” Earnings by major operating area for the three- and nine-month periods ended September 30, 2024 and 2023, are presented in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Segment Earnings	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$1,946	$2,074	$6,182	$5,495
International	2,643	3,681	8,116	10,357
Total Upstream	4,589	5,755	14,298	15,852
Downstream
United States	146	1,376	879	3,434
International	449	307	1,096	1,556
Total Downstream	595	1,683	1,975	4,990
Total Segment Earnings	5,184	7,438	16,273	20,842
All Other
Interest expense	(146)	(104)	(358)	(321)
Interest income	64	103	215	401
Other	(615)	(911)	(1,708)	(1,812)
Net Income Attributable to Chevron Corporation	$4,487	$6,526	$14,422	$19,110
Segment Assets Segment assets do not include intercompany investments or intercompany receivables. Segment assets at September 30, 2024, and December 31, 2023, are as follows:

	At September 30, 2024	At December 31, 2023
Segment Assets	(Millions of dollars)
Upstream
United States	$59,573	$58,750
International	128,373	131,685
Goodwill	4,370	4,370
Total Upstream	192,316	194,805
Downstream
United States	34,689	33,066
International	22,516	21,070
Goodwill	352	352
Total Downstream	57,557	54,488
Total Segment Assets	249,873	249,293
All Other
United States	7,186	10,292
International	2,173	2,047
Total All Other	9,359	12,339
Total Assets — United States	101,448	102,108
Total Assets — International	153,062	154,802
Goodwill	4,722	4,722
Total Assets	$259,232	$261,632

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment Sales and Other Operating Revenues Segment sales and other operating revenues, including internal transfers, for the three- and nine-month periods ended September 30, 2024 and 2023, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil and natural gas, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived primarily from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils, other products derived from crude oil, and manufacturing and marketing of renewable fuels. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Sales and Other Operating Revenues	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$10,730	$10,278	$33,184	$28,656
International	11,330	10,633	32,334	31,705
Subtotal	22,060	20,911	65,518	60,361
Intersegment Elimination — United States	(7,432)	(6,797)	(22,911)	(18,766)
Intersegment Elimination — International	(2,745)	(3,256)	(8,742)	(8,281)
Total Upstream	11,883	10,858	33,865	33,314
Downstream
United States	20,167	22,749	61,889	62,394
International	19,488	21,028	58,210	59,499
Subtotal	39,655	43,777	120,099	121,893
Intersegment Elimination — United States	(2,432)	(2,278)	(7,725)	(5,929)
Intersegment Elimination — International	(207)	(467)	(1,246)	(1,396)
Total Downstream	37,016	41,032	111,128	114,568
All Other
United States	138	149	411	413
International	1	1	2	2
Subtotal	139	150	413	415
Intersegment Elimination — United States	(111)	(117)	(324)	(315)
Intersegment Elimination — International	(1)	(1)	(2)	(2)
Total All Other	27	32	87	98
Sales and Other Operating Revenues
United States	31,035	33,176	95,484	91,463
International	30,819	31,662	90,546	91,206
Subtotal	61,854	64,838	186,030	182,669
Intersegment Elimination — United States	(9,975)	(9,192)	(30,960)	(25,010)
Intersegment Elimination — International	(2,953)	(3,724)	(9,990)	(9,679)
Total Sales and Other Operating Revenues	$48,926	$51,922	$145,080	$147,980
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
The components of net periodic benefit costs for 2024 and 2023 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(Millions of dollars)		(Millions of dollars)
Pension Benefits
United States
Service cost	$90	$86	$268	$257
Interest cost	116	112	348	336
Expected return on plan assets	(149)	(140)	(447)	(419)
Amortization of prior service costs (credits)	1	1	3	3
Amortization of actuarial losses (gains)	60	51	182	152
Settlement losses	—	53	—	53
Total United States	118	163	354	382
International
Service cost	14	15	41	44
Interest cost	48	49	143	145
Expected return on plan assets	(51)	(52)	(148)	(154)
Amortization of prior service costs (credits)	3	2	8	6
Amortization of actuarial losses (gains)	5	2	14	6
Acquisitions / (divestitures)	—	—	—	(2)
Total International	19	16	58	45
Net Periodic Pension Benefit Costs	$137	$179	$412	$427
Other Benefits*
Service cost	$8	$9	$25	$25
Interest cost	24	23	74	72
Amortization of prior service costs (credits)	(7)	(6)	(19)	(19)
Amortization of actuarial losses (gains)	(4)	(5)	(11)	(14)
Net Periodic Other Benefit Costs	$21	$21	$69	$64
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through September 30, 2024, a total of $658 million was contributed to employee pension plans (including $588 million to the U.S. plans). Contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first nine months of 2024, the company contributed $115 million to its OPEB plans.
Note 9. Assets Held For Sale
At September 30, 2024, the company classified $6.0 billion net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream and downstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2023 and the first nine months of 2024 were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10. Income Taxes
The income tax expense decreased $190 million between quarterly periods from $2.2 billion in 2023 to $2.0 billion in 2024. The company’s income before income tax expense decreased $2.2 billion from $8.7 billion in 2023 to $6.5 billion in 2024, primarily due to lower downstream margins, lower upstream realizations, unfavorable foreign currency effects and higher upstream depreciation, depletion and amortization, partially offset by higher upstream sales volumes. The company’s effective tax rate increased between quarterly periods from 25 percent in 2023 to 31 percent in 2024. The change in effective tax rate was primarily due to the absence of prior period favorable tax items and mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
The income tax expense increased $31 million between the nine-month periods from $6.9 billion in 2023 to $7.0 billion in 2024. The company’s income before income tax expense decreased $4.6 billion from $26.1 billion in 2023 to $21.4 billion in 2024, primarily due to lower downstream margins, higher upstream depreciation, depletion and amortization, higher operating expenses, unfavorable foreign currency effects and lower upstream realizations, partially offset by higher upstream sales volumes and higher downstream affiliate earnings. The company’s effective tax rate increased between nine-month periods from 27 percent in 2023 to 32 percent in 2024. The change in effective tax rate was primarily due to the absence of prior period favorable tax items, current period unfavorable tax items and mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11. Litigation
Climate Change
Governmental and other plaintiffs in various jurisdictions across the United States have brought legal proceedings against fossil fuel producing companies, including Chevron entities, purporting to seek legal and equitable relief to address alleged impacts of climate change. Chevron entities are or were among the codefendants in 31 separate lawsuits filed by various U.S. cities and counties, four U.S. states, the District of Columbia, the Commonwealth of Puerto Rico, two Native American tribes, and a trade group in both federal and state courts.1 The lawsuits have asserted various causes of action, including public nuisance, private nuisance, failure to warn, fraud, conspiracy to commit fraud, design defect, product defect, trespass, negligence, impairment of public trust, equitable relief for pollution, impairment and destruction of natural resources, unjust enrichment, violations of consumer and environmental protection statutes, violations of unfair competition statutes, violations of a federal antitrust statute, and violations of federal and state RICO statutes, based upon, among other things, the company’s production of oil and gas products and alleged misrepresentations or omissions relating to climate change risks associated with those products. Further such proceedings are likely to be brought by other parties. While defendants have sought to remove cases filed in state court to federal court, most of those cases have been remanded to state court and the U.S. Supreme Court has denied petitions for writ of certiorari on jurisdictional questions to date. The unprecedented legal theories set forth in these proceedings include claims for damages (both compensatory and punitive), injunctive and other forms of equitable relief, including without limitation abatement, contribution to abatement funds, disgorgement of profits and equitable relief for pollution, impairment and destruction of natural resources, civil penalties and liability for fees and costs of suits. Due to the unprecedented nature of the suits, the company is unable to estimate any range of possible liability, but given the uncertainty of litigation there can be no assurance that the cases will not have a material adverse effect on the company’s results of operations and financial condition. Management believes that these proceedings are legally and factually meritless and detract from constructive efforts to address the important policy issues presented by climate change and will vigorously defend against such proceedings.

1 The cases are: Municipality of Bayamon et al. v. Exxon Mobil Corp., et al., No. 22-cv-1550 (D.P.R.); City of Annapolis v. BP P.L.C., et al., No. C-02-CV-21-000250 (Md. Cir. Ct.); Anne Arundel County v. BP P.L.C., et al., No. C-02-CV-21-000565 (Md. Cir. Ct.); Mayor and City Council of Baltimore v. BP P.L.C., et al., No. 24-C-18-004219 (Md. Cir. Ct.) (dismissed on the merits, Plaintiffs’ appeal pending); People ex rel. Bonta v. Exxon Mobil Corp., et al., No. CGC-23-609134 (Cal. Super. Ct.); Bucks County v. BP P.L.C., et al., No. 2024-01836 (Pa. Ct. Com. Pl.); City of Charleston v. Brabham Oil Co., et al., No. 2020-CP-10-3975 (S.C. Ct. of Com. Pl.); District of Columbia v. Exxon Mobil Corp., et al., No. 2020-CA-002892-B (D.C. Super. Ct.); Delaware ex rel. Jennings v. BP America Inc., et al., C.A. No. N20C-09-097 (Del. Super. Ct.) (dismissed in substantial part on the merits); City of Hoboken v. Exxon Mobil Corp., et al., No. HUD-L-003179-20 (N.J. Super. Ct.); City and County of Honolulu, et al. v. Sunoco LP, et al., No. 1CCV-20-0000380 (Haw. Cir. Ct.); City of Imperial Beach v. Chevron Corp., et al., No. C17-01227 (Cal. Super. Ct.); King County v. BP P.L.C., et al., No. 18-2-11859-0 (Wash. Super. Ct.) (voluntarily dismissed); Makah Indian Tribe v. Exxon Mobil Corp., et al., No. 23-25216-1-SEA (Wash. Super. Ct.); County of Marin v. Chevron Corp., et al., No. 17-cv-02586 (Cal. Super. Ct.); County of Maui v. Sunoco LP, et al., No. 2CCV-20-0000283 (Haw. Cir. Ct.); County of Multnomah v. Exxon Mobil Corp., et al., No. 23-cv-25164 (Or. Cir. Ct.); Municipality of San Juan, Puerto Rico v. Exxon Mobil Corp., et al., No. 23-cv-01608 (D.P.R.); City of Oakland v. BP P.L.C., et al., No. RG17875889 (Cal. Super. Ct.); Platkin, et al. v. Exxon Mobil Corp., et al., No. MER-L-001797-22 (N.J. Super. Ct.); Estado Libre Asociado de Puerto Rico [Commonwealth of Puerto Rico] v. Exxon Mobil Corp., et al., No. SJ2024CV06512 (Tribunal de Primera Instancia, Estado Libre Asociado de P.R.) [P.R. Ct. of First Instance, Commonwealth of P.R.]; City of New York v. Chevron Corp., et al., No. 18-cv-00182 (S.D.N.Y.) (dismissed on the merits); Pacific Coast Federation of Fishermen’s Associations, Inc. v. Chevron Corp., et al., No. CGC-18-571285 (Cal. Super. Ct.) (voluntarily dismissed); State of Rhode Island v. Chevron Corp., et al., C.A. No. PC-2018-4716 (R.I. Super. Ct.); City of Richmond v. Chevron Corp., et al., No. C18-00055 (Cal. Super. Ct.); City of San Francisco v. BP P.L.C., et al., No. CGC-17-561370 (Cal. Super. Ct.); County of San Mateo v. Chevron Corp., et al., No. 17-CIV-03222 (Cal. Super. Ct.); City of Santa Cruz v. Chevron Corp., et al., No. 17-CV-03243 (Cal. Super. Ct.); County of Santa Cruz v. Chevron Corp., et al., No. 17-CV-03242 (Cal. Super. Ct.); Shoalwater Bay Indian Tribe v. Exxon Mobil Corp., et al., No. 23-2-25215-2-SEA (Wash. Super. Ct.); City of Chicago v. BP P.L.C., et al., No. 2024-CH-01024 (Ill. Cir. Ct.).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Louisiana
Seven coastal parishes and the State of Louisiana have filed lawsuits in Louisiana against numerous oil and gas companies seeking damages for coastal erosion in or near oil fields located within Louisiana’s coastal zone under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA). Chevron entities are defendants in 37 of these cases.2 The lawsuits allege that the defendants’ historical operations were conducted without necessary permits or failed to comply with permits obtained and seek damages and other relief, including the costs of restoring coastal wetlands allegedly impacted by oil field operations. Further such proceedings may be brought by other parties. The Supreme Court denied a petition for writ of certiorari on jurisdictional questions impacting certain of these cases, and those cases have been or will be remanded to Louisiana state court, one of which has been set for trial and is scheduled to begin in March 2025. Federal jurisdictional questions are still being decided for the remaining cases in the United States Court of Appeals for the Fifth Circuit. Due to the unprecedented nature of the suits, the company is unable to estimate any range of possible liability, but given the uncertainty of litigation there can be no assurance that the cases will not have a material adverse effect on the company’s results of operations and financial condition. Management believes that the claims lack legal and factual merit and will continue to vigorously defend against such proceedings.

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
Acquisition and Disposition of Assets The company and its affiliates also continue to review and analyze their operations and may close, retire, sell, exchange, acquire or restructure assets to achieve operational or strategic benefits and to improve competitiveness and profitability. These activities, individually or together, may result in significant gains or losses in future periods. In addition, some assets are sold along with their related liabilities and in certain instances, such transferred obligations have reverted and may in the future revert to the company and result in losses that could be significant.
Other Contingencies Chevron receives claims from and submits claims to customers; trading partners; joint venture partners; U.S. federal, state and local regulatory bodies; governments; contractors; insurers; suppliers;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The fair value hierarchy for assets and liabilities measured at fair value at September 30, 2024, and December 31, 2023, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2024				At December 31, 2023
	(Millions of dollars)
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable Securities	$—	$—	$—	$—	$45	$45	$—	$—
Derivatives - not designated	167	95	72	—	152	24	128	—
Derivatives - designated	18	18	—	—	7	7	—	—
Total Assets at Fair Value	$185	$113	$72	$—	$204	$76	$128	$—
Derivatives - not designated	128	78	50	—	262	160	102	—
Total Liabilities at Fair Value	$128	$78	$50	$—	$262	$160	$102	$—
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at September 30, 2024.
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
Assets and liabilities carried at fair value at September 30, 2024, and December 31, 2023, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $4.7 billion and $8.2 billion at September 30, 2024, and December 31, 2023, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at September 30, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Cash had a carrying/fair value of $1.1 billion at September 30, 2024 and December 31, 2023. At September 30, 2024, restricted cash is classified as Level 1 and includes primarily restricted funds related to certain upstream decommissioning activities that are reported in “Prepaid expenses and other current assets” and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt had a net carrying value, excluding amounts reclassified from short-term debt, purchase price fair value adjustments and finance lease obligations, of $11.6 billion and $14.6 billion at September 30, 2024, and December 31, 2023, respectively. The fair value of these obligations was $10.9 billion and $13.7 billion at September 30, 2024, and December 31, 2023, respectively, and they primarily include corporate issued bonds. At September 30, 2024, the fair value of these obligations classified as Level 1 is $10.4 billion and Level 2 is $583 million.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at September 30, 2024, and December 31, 2023, were not material.
The fair value hierarchy for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2024, is as follows:
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At September 30, 2024
	(Millions of dollars)
					Before-Tax Loss
	Total	Level 1	Level 2	Level 3	Three Months Ended	Nine Months Ended
Properties, plant and equipment, net (held for sale)	$663	$—	$663	$—	$145	$161
Investments and advances	—	—	—	—	9	9
Total Assets at Fair Value	$663	$—	$663	$—	$154	$170
Properties, plant and equipment The company did not have any individually material impairments of long-lived assets measured at fair value on a nonrecurring basis to report in third quarter 2024.
Investments and advances The company did not have any individually material impairments of investments and advances measured at fair value on a nonrecurring basis to report in third quarter 2024.
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
Derivative instruments measured at fair value at September 30, 2024, and December 31, 2023, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Balance Sheet: Fair Value of Derivatives
Type of		At September 30, 2024	At December 31, 2023
Contract	Balance Sheet Classification	(Millions of dollars)
Commodity	Accounts and notes receivable, net	$172	$151
Commodity	Long-term receivables, net	13	8
Total Assets at Fair Value		$185	$159
Commodity	Accounts payable	$106	$216
Commodity	Deferred credits and other noncurrent obligations	22	46
Total Liabilities at Fair Value		$128	$262

Consolidated Statement of Income: The Effect of Derivatives
		Gain / (Loss) Three Months Ended September 30		Gain / (Loss) Nine Months Ended September 30
Type of		2024	2023	2024	2023
Contract	Statement of Income Classification	(Millions of dollars)
Commodity	Sales and other operating revenues	$258	$(420)	$18	$(439)
Commodity	Purchased crude oil and products	55	(202)	16	(183)
Commodity	Other income (loss)	(8)	(8)	13	(24)
		$305	$(630)	$47	$(646)
The amount reclassified from AOCL to “Sales and other operating revenues” from designated hedges for the first nine months of 2024 was a decrease of $43 million compared with a decrease of $17 million in the same period of the prior year. At September 30, 2024, before-tax deferred gains in AOCL related to outstanding crude oil price hedging contracts were $18 million, of which all is expected to be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.
The following table represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at September 30, 2024, and December 31, 2023.

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount

At September 30, 2024	(Millions of dollars)
Derivative Assets - not designated	$2,453	$2,286	$167	$5	$162
Derivative Assets - designated	$20	$2	$18	$—	$18
Derivative Liabilities - not designated	$2,414	$2,286	$128	$2	$126
Derivative Liabilities - designated	$2	$2	$—	$—	$—
At December 31, 2023
Derivative Assets - not designated	$2,394	$2,242	$152	$4	$148
Derivative Assets - designated	$8	$1	$7	$—	$7
Derivative Liabilities - not designated	$2,504	$2,242	$262	$15	$247
Derivative Liabilities - designated	$1	$1	$—	$—	$—
Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for “a right of offset.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15. Revenue
“Sales and other operating revenues” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $13.2 billion and $13.6 billion at September 30, 2024, and December 31, 2023, respectively. Other items included in “Accounts and notes receivable” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of Accounting Standard Codification (ASC) 606.
Note 16. Financial Instruments - Credit Losses
Chevron’s expected credit loss allowance balance was $613 million and $641 million at September 30, 2024, and December 31, 2023, respectively, with a majority of the allowance relating to non-trade receivable balances.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $17.3 billion at September 30, 2024, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring prepayments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days.
Chevron’s non-trade receivable balance was $3.8 billion at September 30, 2024, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid as per contract terms or not yet due are subject to the statistical analysis described above while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk. Equity affiliate loans are also considered non-trade and an associated allowance of zero and $219 million are included within “Investments and advances” on the Consolidated Balance Sheet at September 30, 2024 and December 31, 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
On May 28, 2024, a majority of Hess stockholders voted to approve the merger. Following the Federal Trade Commission’s (FTC) review of the transaction, on September 30, 2024, the FTC announced that a majority of the Commission voted to accept a consent agreement among the FTC, Chevron and Hess, resolving the concerns the FTC identified during its review of the transaction. Chevron and Hess haven taken and will continue to take appropriate steps to maintain our ability to close the merger under the Hart-Scott-Rodino Act of 1976, as amended (HSR Act), following satisfactory resolution of the ongoing arbitration proceedings regarding preemptive rights in the Stabroek Block joint operating agreement, including filing additional notifications under the HSR Act.
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
Note 18. Asset Retirement Obligations
The company records the fair value of a liability for an asset retirement obligation (ARO) both as an asset and a liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The legal obligation to perform the asset retirement activity is unconditional, even though uncertainty may exist about the timing and/or method of settlement that may be beyond the company’s control. This uncertainty about the timing and/or method of settlement is factored into the measurement of the liability when sufficient information exists to reasonably estimate fair value. The ARO liability is initially recognized at its fair value with a increase to the related asset. Subsequent accretion of the liability and depreciation of the asset is recorded over time. The company evaluates its ARO estimates regularly or when there is significant new information about costs, timing, and duration of asset retirement activity.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table indicates the changes to the company’s before-tax asset retirement obligations for the nine months ended September 30, 2024 and 2023:

	2024	2023
	(Millions of dollars)
Balance at January 1	$13,833	$12,701
Liabilities assumed in the PDC Energy, Inc. acquisition	—	220
Liabilities incurred	38	140
Liabilities settled	(1,803)	(1,124)
Accretion expense	441	457
Revisions in estimated cash flows	(63)	316
Balance at September 30	$12,446	$12,710
The long-term portion of the $12.4 billion balance at September 30, 2024 was $11.4 billion.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter 2024 Compared with Third Quarter 2023
Key Financial Results

Earnings by Business Segment
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$1,946	$2,074	$6,182	$5,495
International	2,643	3,681	8,116	10,357
Total Upstream	4,589	5,755	14,298	15,852
Downstream
United States	146	1,376	879	3,434
International	449	307	1,096	1,556
Total Downstream	595	1,683	1,975	4,990
Total Segment Earnings	5,184	7,438	16,273	20,842
All Other	(697)	(912)	(1,851)	(1,732)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$4,487	$6,526	$14,422	$19,110

(1) Includes foreign currency effects.	$(44)	$285	$(202)	$255
(2) Income (loss) net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for third quarter 2024 was $4.5 billion ($2.48 per share — diluted), compared with $6.5 billion ($3.48 per share — diluted) in third quarter 2023. The net income attributable to Chevron Corporation for the first nine months of 2024 was $14.4 billion ($7.88 per share —diluted), compared with $19.1 billion ($10.14 per share — diluted) in the first nine months of 2023.
Upstream earnings in third quarter 2024 were $4.6 billion compared with $5.8 billion in the corresponding 2023 period. The decrease was mainly due to the absence of prior year favorable foreign currency effects, absence of prior year favorable tax effects, and lower realizations, partially offset by higher sales volumes. Earnings for the first nine months of 2024 were $14.3 billion compared with $15.9 billion a year earlier. The decrease was mainly due to higher depreciation, depletion and amortization, an unfavorable swing in tax effects, negative foreign currency effects, and lower realizations, partially offset by higher sales volumes.
Downstream earnings in third quarter 2024 were $595 million compared with $1.7 billion in the corresponding 2023 period. The decrease was mainly due to lower margins on refined product sales. Earnings for the first nine months of 2024 were $2.0 billion compared with $5.0 billion a year earlier. The decrease was mainly due to lower margins on refined product sales and higher operating expenses.
Refer to “Results of Operations” for additional discussion of results by business segment and “All Other” activities for the third quarter and first nine months of 2024 versus the same periods in 2023.

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

While macroeconomic inflation has slowed, trends in the cost of goods and services vary by spend category. The labor market remains tight, and suppliers are passing along wage rate increases for labor intensive operations. Chevron has applied inflation mitigation strategies to temper these cost increases, including fixed price and index-based contracts. Lead times for key capital equipment remain long and availability of offshore and specialized equipment is under pressure, with some experiencing upward pricing movements. Chevron has addressed equipment cost increases and long lead times by partnering with suppliers on demand planning, volume commitments, standardization, and scope optimization. Cost pressures for materials and onshore drilling and completion equipment in the United States continue to ease.
Acquisition and Disposition of Assets The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value and to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. The company is targeting $10-15 billion of asset sales over the 5 year period ending in 2028. Asset dispositions and restructurings may result in significant gains or losses in future periods. In addition, some assets are sold along with their related liabilities, such as abandonment and decommissioning obligations. In certain instances, such transferred obligations have reverted, and may in the future revert, to the company and result in losses that could be significant. For example, in fourth quarter 2023, the company recognized an after-tax loss of $1.9 billion related to abandonment and decommissioning obligations from previously sold oil and gas production assets in the U.S. Gulf of Mexico, because the companies that purchased these assets have filed for protection under the U.S. bankruptcy courts. The company is not currently aware of any additional potential material exposure that is reasonably possible.
In October 2024, the company announced that Chevron Canada Limited, an indirect subsidiary, and its related entity entered into a definitive agreement to sell their 20 percent non-operated interest in the Athabasca Oil Sands Project and 70 percent operated interest in the Duvernay shale in Alberta, Canada, to Canadian Natural Resources Limited for $6.5 billion before taxes. The sale is expected to close in fourth quarter 2024, and upon close of the sale, the buyer will assume the asset retirement obligations. In 2023, these assets produced 84 thousand barrels of oil-equivalent per day and generated over $2.3 billion of sales and approximately $700 million of net income. As part of the sale, the company expects to recognize a reduction of approximately 700 million barrels of oil-equivalent proved reserves.
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
The company recently announced plans to achieve $2-3 billion in structural cost reductions by the end of 2026. These cost savings will largely come from optimizing the portfolio, leveraging technology to enhance productivity, and changing how and where work is performed, including expanded use of global capability centers. In relation to these efforts, the Company expects to recognize restructuring and reorganization charges in future periods, which could be significant.
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
In April 2024, Tengizchevroil LLP (TCO) achieved start-up of the Wellhead Pressure Management Project (WPMP) and as of September 2024, all four pressure boost facility compressors are online and 14 metering stations have been converted to low pressure. Additional metering station conversions will continue for the remainder of the year. TCO continues to make progress on the Future Growth Project with start-up expected in the first-half of 2025.
Chevron has interests in Venezuelan assets operated by independent affiliates. Chevron has been conducting limited activities in Venezuela consistent with the authorization provided pursuant to general licenses issued by the United States government. In fourth quarter 2022, Chevron received General License 41 from the United States government, enabling the company to resume activity in Venezuela subject to certain limitations, and the company continues such activities under this General License. The financial results for Chevron’s business in Venezuela are being recorded as non-equity investments since 2020, where income is only recognized when cash is received and production and reserves are not included in the company’s results. Crude oil liftings in Venezuela started in first quarter 2023, which has positively impacted the company’s results. The company’s independent affiliates have continued to maintain safe and reliable operations; however, future impact on results of operations and financial condition remain uncertain.
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
Chevron holds a 39.7 percent interest in the Leviathan field and a 25 percent interest in the Tamar field in Israel. Despite the ongoing conflict between Israel and various regional adversaries, the company continues to maintain safe and reliable operations while meeting its contractual commitments. The project to install a third gathering pipeline at Leviathan is expected to be delayed; however, completion is currently still expected in 2025. The company continues to monitor the ongoing conflict in the region, and any future impacts on the company’s results of operations and financial condition remain uncertain.
Chevron operates and holds interests in the Bibiyana, Jalalabad and Moulavi Bazar fields in Bangladesh. Recent political unrest in the country has not impacted the company's operations to date; however, the future impacts, if any, on the company’s results of operations and financial condition remain uncertain.

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $83 per barrel for the first nine months of 2024, compared with $82 per barrel during the first nine months of 2023, and ended October at about $73 per barrel. The WTI price averaged $78 per barrel for the first nine months of 2024 compared to $77 per barrel in the first nine months of 2023, and ended October at about $69 per barrel. The majority of the company’s equity crude production is priced based on the Brent and WTI benchmarks. Crude prices decreased during third quarter 2024 due to concerns over lower global demand, despite increased geopolitical risk, declining inventory levels, and an interest rate cut by the U.S. Federal Reserve. (See page 38 for the company’s average U.S. and international crude oil sales prices.)
Price changes for natural gas are also impacted by seasonal supply, demand and infrastructure conditions in regional and local markets. In the U.S., prices at Henry Hub averaged $2.20 per thousand cubic feet (MCF) for the first nine months of 2024, compared with $2.49 per MCF during the first nine months of 2023. Prices in third quarter 2024 averaged $2.12 per MCF. Lower third quarter 2024 prices have started to incentivize production cuts, but storage levels remain above their five-year average. At the end of October 2024, the Henry Hub spot price was $1.94 per MCF.
Outside the U.S., price changes for natural gas also depend on a wide range of supply, demand and regulatory circumstances. The company’s long-term contract prices for liquefied natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG assets is committed under binding long-term contracts, with some sold in the spot LNG market. The temporary pause on approving LNG export authorizations by the U.S. Department of Energy has not had a significant impact on current LNG prices. International natural gas realizations averaged $7.20 per MCF during the first nine months of 2024, compared with $7.81 per MCF in the same period last year. (See page 38 for the company’s average natural gas sales prices for the U.S. and international regions.)
Production The company’s worldwide net oil-equivalent production in the first nine months of 2024 averaged 3.33 million barrels per day, an increase of 10 percent from the first nine months of 2023 primarily due to the acquisition of PDC Energy, Inc. (PDC) and production growth in the Permian and Denver-Julesburg (DJ) Basin in the U.S., partly offset by planned downtime in Nigeria and exit from Myanmar. About 24 percent of the company’s net oil-equivalent production in the first nine months of 2024 occurred in the OPEC+ member countries of Angola, Equatorial Guinea, Kazakhstan, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait and the Republic of Congo.
Refer to the “Results of Operations” section on page 32 for additional discussion of the company’s upstream business.
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
Chevron owns and operates a refinery in Richmond, California. A previous tax settlement between the City of Richmond and the company was replaced with a new agreement that is effective July 1, 2025. The company will pay $550 million to the City of Richmond over ten years as part of an agreement that also provides protections against future new tax liabilities during the ten-year agreement.

California Assembly Bill ABX2-1, signed into law on October 14, 2024, authorizes the California Energy Commission (CEC) to develop and impose requirements to maintain minimum inventory levels of refined transportation fuels with respect to certain of the company’s downstream activities in California. The law further expands on CEC’s existing authority to impose requirements governing the timing of turnarounds and maintenance. It is uncertain whether, or when, the CEC will establish any such requirements. The company will evaluate the impact that ABX2-1 and any forthcoming CEC regulations may have on its operations in California and results of operations when the regulations have been promulgated.
The company’s most significant marketing areas are the West Coast and Gulf Coast of the United States and Asia Pacific. Chevron operates or has significant ownership interests in refineries in each of these areas.
Refer to the “Results of Operations” section beginning on page 33 for additional discussion of the company’s downstream operations.
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
Noteworthy Developments
Certain noteworthy developments in recent months included the following:
•Australia - Completed major turnaround at Gorgon’s Train 2 plant ahead of schedule.
•Australia - Received an offshore greenhouse gas assessment permit, covering an area of approximately 8,467 km2, to assess future CO2 storage.
•Canada - Announced a $6.5 billion sale of the company’s interest in the Athabasca Oil Sands Project and Duvernay shale assets that is expected to close in fourth quarter 2024.
•India - Announced the establishment of an engineering and innovation center in India to provide technical and digital solutions for the enterprise.
•Kazakhstan - Completed major turnaround at TCO’s Complex Technology Line (KTL-1) ahead of schedule.
•Nigeria - Successfully extended the offshore Meji field with a near-field discovery.
•United States - Cleared Federal Trade Commission antitrust review of the company’s pending merger with Hess Corporation, satisfying a key closing condition for the transaction.
•United States - Started production at the Anchor project in the Gulf of Mexico, marking successful delivery of an industry-first high-pressure deepwater technology.
•United States - Began water injection operations to boost production from company operated Jack/St. Malo and Tahiti fields in the Gulf of Mexico.

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
Upstream

		Three Months Ended September 30		Nine Months Ended September 30
	Unit (1)	2024	2023	2024	2023
U.S. Upstream
Earnings	$MM	$1,946	$2,074	$6,182	$5,495
Net Oil-Equivalent Production	MBOED	1,605	1,407	1,584	1,265
Liquids Production	MBD	1,156	1,028	1,139	941
Natural Gas Production	MMCFD	2,694	2,275	2,665	1,947
Liquids Realization	$/BBL	$54.86	$62.42	$57.33	$59.40
Natural Gas Realization	$/MCF	$0.55	$1.39	$0.85	$1.69
(1) MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.
Three Month Periods Ended September 30, 2024 and 2023
U.S. upstream earnings decreased by $128 million primarily due to lower realizations of $530 million, higher depreciation, depletion and amortization of $220 million, mainly from higher production, partly offset by higher sales volumes of $420 million and lower operating expenses of $110 million.
Net oil-equivalent production was up 198,000 barrels per day, or 14 percent, and set a new quarterly record. The increase was primarily due to record high production in the Permian Basin and the acquisition of PDC, partly offset by hurricane impacts in the U.S. Gulf of Mexico that reduced production by 17,000 barrels per day.
Nine Month Periods Ended September 30, 2024 and 2023
U.S. upstream earnings increased by $687 million primarily due to higher sales volumes of $2.2 billion, including from legacy PDC assets, partially offset by higher depreciation, depletion and amortization of $1.1 billion and lower realizations of $290 million.
Net oil-equivalent production was up 319,000 barrels per day, or 25 percent. The increase was primarily due to the acquisition of PDC and growth in the Permian and DJ Basins.

		Three Months Ended September 30		Nine Months Ended September 30
	Unit (2)	2024	2023	2024	2023
International Upstream
Earnings (1)	$MM	$2,643	$3,681	$8,116	$10,357
Net Oil-Equivalent Production	MBOED	1,759	1,739	1,750	1,763
Liquids Production	MBD	834	803	832	826
Natural Gas Production	MMCFD	5,550	5,616	5,513	5,621
Liquids Realization	$/BBL	$70.59	$75.64	$72.70	$70.78
Natural Gas Realization	$/MCF	$7.46	$6.96	$7.20	$7.81
(1) Includes foreign currency effects	$MM	$13	$584	$(202)	$538
(2) MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.

Three Month Periods Ended September 30, 2024 and 2023
International upstream earnings decreased by $1.0 billion primarily due to the absence of prior year one-time favorable tax benefit in Nigeria of $560 million. Foreign currency effects had an unfavorable impact on earnings of $571 million between periods.
Net oil-equivalent production was up 20,000 barrels per day, or 1 percent. The increase was primarily due to entitlement effects.
Nine Month Periods Ended September 30, 2024 and 2023
International upstream earnings decreased by $2.2 billion primarily due to an unfavorable swing in tax effects of $800 million, lower sales volumes of $560 million and lower realizations of $270 million. Foreign currency effects had an unfavorable impact on earnings of $740 million between periods.
Net oil-equivalent production was down 13,000 barrels per day, or 1 percent. The decrease was primarily due to downtime in Nigeria and Australia, and exit from Myanmar, partly offset by entitlement effects.
Downstream

		Three Months Ended September 30		Nine Months Ended September 30
	Unit *	2024	2023	2024	2023
U.S. Downstream
Earnings	$MM	$146	$1,376	$879	$3,434
Refinery Crude Unit Inputs	MBD	995	980	925	965
Refined Product Sales	MBD	1,312	1,303	1,296	1,283
* MBD — thousands of barrels per day.
Three Month Periods Ended September 30, 2024 and 2023
U.S. downstream earnings decreased by $1.2 billion primarily due to lower margins on refined product sales of $1.3 billion, partly offset by $180 million of higher earnings from the 50 percent-owned affiliate, CPChem.
Refinery crude unit inputs, including crude oil and other inputs, were up 15,000 barrels per day, or 2 percent, primarily due to absence of planned turnaround at the Richmond, California refinery, partly offset by hurricane impacts at the Pasadena, Texas refinery.
Refined product sales were up 9,000 barrels per day, or 1 percent.
Nine Month Periods Ended September 30, 2024 and 2023
U.S. downstream earnings decreased by $2.6 billion primarily due to lower margins on refined product sales of $2.3 billion and higher operating expenses of $490 million, partly offset by $200 million of higher earnings from CPChem.
Refinery crude unit inputs, including crude oil and other inputs, were down 40,000 barrels per day, or 4 percent, primarily due to downtime at the El Segundo, California and Pascagoula, Mississippi refineries, and hurricane impacts at the Pasadena, Texas refinery.
Refined product sales were up 13,000 barrels per day, or 1 percent.

		Three Months Ended September 30		Nine Months Ended September 30
	Unit (2)	2024	2023	2024	2023
International Downstream
Earnings (1)	$MM	$449	$307	$1,096	$1,556
Refinery Crude Unit Inputs	MBD	628	637	643	637
Refined Product Sales	MBD	1,507	1,431	1,473	1,448
(1) Includes foreign currency effects	$MM	$(55)	$24	$—	$46
(2) MBD — thousands of barrels per day.
Three Month Periods Ended September 30, 2024 and 2023
International downstream earnings increased by $142 million primarily due to higher margins on refined product sales of $310 million, partly offset by higher operating expenses of $90 million. Foreign currency effects had an unfavorable impact on earnings of $79 million between periods.
Refinery crude unit inputs, including crude oil and other inputs, were down 9,000 barrels per day, or 1 percent, primarily due to higher planned turnarounds.
Refined product sales were up 76,000 barrels per day, or 5 percent, compared to the year-ago period primarily due to higher demand for gasoline and jet fuel.
Nine Month Periods Ended September 30, 2024 and 2023
International downstream earnings decreased by $460 million primarily due to lower margins on refined product sales of $300 million and higher operating expenses of $60 million. Foreign currency effects had an unfavorable impact on earnings of $46 million between periods.
Refinery crude unit inputs, including crude oil and other inputs, were up 6,000 barrels per day, or 1 percent.
Refined product sales were up 25,000 barrels per day, or 2 percent.
All Other

		Three Months Ended September 30		Nine Months Ended September 30
	Unit	2024	2023	2024	2023
All Other
Earnings/(Charges)*	$MM	$(697)	$(912)	$(1,851)	$(1,732)

* Includes foreign currency effects		$(2)	$(323)	$—	$(329)

Three Month Periods Ended September 30, 2024 and 2023
Net charges decreased by $215 million primarily due to the absence of prior year unfavorable foreign currency effects, partly offset by higher interest expense and lower interest income.
Nine Month Periods Ended September 30, 2024 and 2023
Net charges increased by $119 million primarily due to lower interest income and unfavorable tax items, partly offset by the absence of prior year unfavorable foreign currency effects.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(Millions of dollars)
Sales and other operating revenues	$48,926	$51,922	$145,080	$147,980
Sales and other operating revenues for third quarter 2024 decreased mainly due to lower refined product and crude oil prices, partially offset by higher crude oil and refined product sales volumes. Sales and other operating revenues for the nine-month period 2024 also decreased as lower refined product and natural gas prices were partially offset by higher U.S. crude oil, natural gas and refined product sales volumes.

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(Millions of dollars)
Income from equity affiliates	$1,261	$1,313	$3,908	$4,141
Income from equity affiliates in third quarter 2024 decreased mainly due to lower downstream-related earnings from GS Caltex in South Korea and upstream-related earnings from TCO, partially offset by higher downstream-related earnings from CPChem. Income from equity affiliates in the nine-month period 2024 decreased mainly due to lower downstream-related earnings from GS Caltex in South Korea and upstream-related earnings from Angola LNG, partially offset by higher downstream-related earnings from CPChem.

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(Millions of dollars)
Other income (loss)	$482	$845	$1,578	$1,648
Other income for third quarter 2024 decreased primarily due to an unfavorable swing in foreign currency effects, partially offset by higher income from Venezuela non-equity investments. Other income for the nine-month period 2024 decreased mainly due to lower interest income and an unfavorable swing in foreign currency effects, partially offset by higher income from Venezuela non-equity investments.

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(Millions of dollars)
Purchased crude oil and products	$30,450	$32,328	$89,058	$90,719
Purchased crude oil and products decreased for third quarter 2024 primarily due to lower refined product and crude oil prices. Purchased crude oil and products decreased for the nine-month period 2024 as lower refined product prices and lower crude oil purchase volume were partially offset by higher refined product purchases.

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(Millions of dollars)
Operating, selling, general and administrative expenses	$7,886	$7,462	$23,091	$21,549
Operating, selling, general and administrative expenses in third quarter 2024 increased mainly due to higher environmental reserve and transportation costs. The increase in Operating, selling, general and administrative expenses for the nine-month period 2024 primarily resulted from higher employee expenses, higher transportation costs and higher material and supply expenses.

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(Millions of dollars)
Exploration expenses	$154	$301	$546	$660
Exploration expenses for the third quarter and nine-month period 2024 decreased primarily due to lower charges for well write-offs.

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(Millions of dollars)
Depreciation, depletion and amortization	$4,214	$4,025	$12,309	$11,072
Depreciation, depletion and amortization expenses for the third quarter and nine-month period 2024 increased primarily due to higher production volumes and higher rates.

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(Millions of dollars)
Taxes other than on income	$1,263	$1,021	$3,575	$3,158
Taxes other than on income for the third quarter and nine-month period 2024 increased primarily due to higher property and excise taxes.

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(Millions of dollars)
Interest and debt expense	$164	$114	$395	$349
Interest and debt expenses for the third quarter and nine-month period 2024 increased mainly due to higher debt balance compared to last year.

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(Millions of dollars)
Other components of net periodic benefit costs	$49	$91	$145	$168
Other components of net periodic benefit costs for the third quarter and nine-month period 2024 were lower mainly due to the absence of third quarter 2023 pension settlement charges.

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
	(Millions of dollars)
Income tax expense/(benefit)	$1,993	$2,183	$6,957	$6,926
The company’s decrease in income tax expense for third quarter 2024 of $190 million was primarily due to the decrease in total income before tax of $2.2 billion, partially offset by the absence of prior period favorable tax items.
U.S. income before tax decreased from $3.5 billion in third quarter 2023 to $1.8 billion in third quarter 2024. This $1.6 billion decrease in income was primarily driven by lower downstream margins, lower upstream realizations, partially offset by higher upstream sales volumes. The decrease in income had a direct impact on the company’s U.S. income tax, resulting in a decrease in income tax expense of $498 million between year-over-year periods, from $1.0 billion in 2023 to $460 million in 2024.

International income before tax decreased from $5.3 billion in third quarter 2023 to $4.7 billion in third quarter 2024. This $616 million decrease in income was primarily driven by unfavorable foreign currency effects and higher operating expenses, partially offset by higher downstream margins. The company’s international income tax expense increased $308 million between year-over-year periods, from $1.2 billion in 2023 to $1.5 billion in 2024, primarily due to the absence of prior period favorable tax items.
The company’s income tax expense increased in the first nine months of 2024 by $31 million while total income before income tax decreased $4.6 billion, primarily due to the absence of prior period favorable tax items and current period unfavorable tax items.
U.S. income before income tax decreased between the nine-month periods, from $9.4 billion in 2023 to $6.9 billion in 2024. This $2.5 billion decrease in income was primarily driven by lower downstream margins, higher depreciation, depletion and amortization, and higher operating expenses, partially offset by higher upstream sales volumes. The decrease in income had a direct impact on the company’s U.S. income tax, resulting in a decrease in income tax expense of $575 million between the nine-month periods, from $2.3 billion in 2023 to $1.8 billion in 2024.
International income before income tax decreased for the nine-month period, from $16.7 billion in 2023 to $14.5 billion in 2024. This $2.1 billion decrease in income was primarily due to lower upstream sales volumes, unfavorable foreign currency effects, higher operating expenses, lower downstream margins and lower upstream realizations. International income tax expense increased $606 million between year-over-year periods, from $4.6 billion in 2023 to to $5.2 billion in 2024, primarily due to the absence of prior period favorable tax items and current period unfavorable tax items.
Additional information related to the company’s effective income tax rate is included in Note 10 Income Taxes to the Consolidated Financial Statements.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
		Three Months Ended September 30		Nine Months Ended September 30
	Unit	2024	2023	2024	2023
U.S. Upstream
Net crude oil and natural gas liquids production	MBD	1,156	1,028	1,139	941
Net natural gas production(3)	MMCFD	2,694	2,275	2,665	1,947
Net oil-equivalent production	MBOED	1,605	1,407	1,584	1,265
Sales of natural gas	MMCFD	5,378	4,942	5,253	4,526
Sales of natural gas liquids	MBD	481	380	460	326
Revenue from net production
Crude	$/BBL	$73.04	$80.40	$75.30	$74.56
NGLs	$/BBL	$18.34	$20.15	$19.33	$20.63
Liquids (weighted average of Crude and NGLs)	$/BBL	$54.86	$62.42	$57.33	$59.40
Natural gas	$/MCF	$0.55	$1.39	$0.85	$1.69
International Upstream
Net crude oil and natural gas liquids production(4)	MBD	834	803	832	826
Net natural gas production(3)	MMCFD	5,550	5,616	5,513	5,621
Net oil-equivalent production(4)	MBOED	1,759	1,739	1,750	1,763
Sales of natural gas	MMCFD	5,576	5,600	5,579	5,686
Sales of natural gas liquids	MBD	147	88	132	87
Revenue from liftings
Crude	$/BBL	$72.82	$78.67	$75.09	$73.18
NGLs	$/BBL	$27.44	$20.68	$23.95	$23.59
Liquids (weighted average of Crude and NGLs)	$/BBL	$70.59	$75.64	$72.70	$70.78
Natural gas	$/MCF	$7.46	$6.96	$7.20	$7.81
U.S. and International Upstream
Total net oil-equivalent production(4)	MBOED	3,364	3,146	3,334	3,028
U.S. Downstream
Gasoline sales(5)	MBD	684	652	666	644
Other refined product sales	MBD	628	651	630	639
Total refined product sales	MBD	1,312	1,303	1,296	1,283
Sales of natural gas	MMCFD	37	32	31	32
Sales of natural gas liquids	MBD	21	23	22	21
Refinery crude unit inputs	MBD	995	980	925	965
International Downstream
Gasoline sales(5)	MBD	335	275	335	298
Other refined product sales	MBD	782	756	747	767
Share of affiliate sales	MBD	390	400	391	383
Total refined product sales	MBD	1,507	1,431	1,473	1,448
Sales of natural gas	MMCFD	—	—	—	1
Sales of natural gas liquids	MBD	152	174	136	163
Refinery crude unit inputs	MBD	628	637	643	637
(1) Includes company share of equity affiliates.
(2)  MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOED — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFD); 3Q23 recast to include additional own use volumes from PDC acquisition:
United States		66	70	61	57
International		551	529	542	530
(4) Includes net production of synthetic oil:
Canada		48	52	49	50
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $4.7 billion at September 30, 2024, and $8.2 billion at year-end 2023. The company holds its cash with a diverse group of major financial institutions and has processes and safeguards in place to manage its cash balances and mitigate the risk of loss. Cash provided by operating activities in the first nine months of 2024 was $22.8 billion, compared with $23.2 billion in the year-ago period. Capital expenditures totaled $12.1 billion in the first nine months of 2024, up $642 million from the year-ago period largely due to higher investments in upstream, including post-acquisition spend on legacy PDC assets. Proceeds and deposits related to asset sales and returns of investment totaled $620 million in the first nine months of 2024, compared to $410 million in the year-ago period. Cash provided by financing activities includes proceeds from shares issued for stock option exercises of $194 million in the first nine months of 2024, compared with $237 million in the year-ago period.
Dividends The company paid dividends of $8.9 billion to common stockholders during the first nine months of 2024. In October 2024, the company declared a quarterly dividend of $1.63 per common share, payable in December 2024.
Debt and Finance Lease Liabilities Chevron’s total debt and finance lease liabilities were $25.8 billion at September 30, 2024, up from $20.8 billion at December 31, 2023, as the company issued commercial paper and tax-exempt bonds, and retired a bond that matured during the period.
The company’s primary source for working capital needs is its commercial paper program. The outstanding balance for the company’s commercial paper program at September 30, 2024, was $6.0 billion, and there was no commercial paper outstanding at December 31, 2023. The company’s debt and finance lease liabilities due within one year, consisting primarily of commercial paper, the current portion of long-term debt and redeemable long-term obligations, totaled $13.2 billion at September 30, 2024, and $5.1 billion at December 31, 2023. Of these amounts, $8.1 billion was reclassified to long-term at September 30, 2024, and $4.5 billion was reclassified to long-term at December 31, 2023. At September 30, 2024, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to continually refinance them.
At September 30, 2024, the company had $8.1 billion in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations. The credit facilities allow the company the option to convert outstanding short-term obligations into a term loan for a period of up to one year from the facilities termination date. This supports commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the Secured Overnight Financing Rate (SOFR), or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at September 30, 2024.
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

Summarized Financial Information for Guarantee of Securities of Subsidiaries CUSA issued bonds that are fully and unconditionally guaranteed on an unsecured basis by Chevron Corporation (together, the “Obligor Group”). The tables below contain summary financial information for Chevron Corporation, as Guarantor, excluding its consolidated subsidiaries, and CUSA, as the issuer, excluding its consolidated subsidiaries. The summary financial information of the Obligor Group is presented on a combined basis, and transactions between the combined entities have been eliminated. Financial information for non-guarantor entities has been excluded. In the nine months ended September 30, 2024, the Obligor Group recognized an increase in “Net income (loss)” and reduction in “Current liability- related party” and “Total net equity (deficit)” following the resolution of outstanding balances with subsidiaries outside of the Obligor Group.

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$72,362	$100,405
Sales and other operating revenues - related party	32,438	44,553
Total costs and other deductions	74,815	102,773
Total costs and other deductions - related party	26,610	35,781
Net income (loss)	$45,620	$12,190

	At September 30, 2024	At December 31, 2023
	(Millions of dollars) (unaudited)
Current assets	$16,467	$19,006
Current assets - related party	1,735	18,375
Other assets	57,991	54,558
Current liabilities	29,269	20,512
Current liabilities - related party	40,997	132,474
Other liabilities	24,512	28,849
Total net equity (deficit)	$(18,585)	$(89,896)
Common Stock Repurchase Program On January 25, 2023, the Board of Directors authorized the repurchase of the company’s shares of common stock in an aggregate amount of $75 billion (the “2023 Program”). The 2023 Program took effect on April 1, 2023, and does not have a fixed expiration date. In the aggregate, the company has repurchased 141.4 million shares for $21.9 billion under the 2023 Program, including 32.2 million shares repurchased for $4.7 billion in third quarter 2024. Chevron expects share repurchases in the fourth quarter 2024 to be between $4.0-$4.75 billion.
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
Noncontrolling Interests The company had noncontrolling interests of $828 million at September 30, 2024, and $972 million at December 31, 2023. Included within noncontrolling interests is $166 million at December 31, 2023, of redeemable noncontrolling interest.

Financial Ratios and Metrics

	At September 30, 2024	At December 31, 2023
Current Ratio (1)	1.1	1.3
Debt Ratio	14.2%	11.5%
Net Debt Ratio (2)	11.9%	7.3%
(1) At September 30, 2024, the book value of inventory was lower than replacement cost.
(2) Net Debt Ratio for September 30, 2024 is calculated as short-term debt of $5.1 billion plus long-term debt of $20.7 billion (together, “total debt”) less cash and cash equivalents, time deposits and marketable securities of $4.7 billion as a percentage of total debt less cash and cash equivalents, time deposits and marketable securities, plus Chevron Corporation Stockholders’ Equity of $156.2 billion. For the December 31, 2023 calculation, please refer to page 51 of Chevron’s 2023 Annual Report on Form 10-K.

	Nine Months Ended September 30
	2024	2023
	(Millions of dollars)
Net cash provided by operating activities	$22,797	$23,175
Less: Capital expenditures	(12,110)	(11,468)
Free Cash Flow	$10,687	$11,707
Pension Obligations Information related to pension plan contributions is included in Note 8 Employee Benefits to the Consolidated Financial Statements.
Capital Expenditures The company’s capital expenditures (capex) primarily includes additions to fixed assets or investments for the company’s consolidated subsidiaries and is disclosed in the Consolidated Statement of Cash Flows. Third quarter 2024 capex was $618 million lower than third quarter 2023 largely due to the absence of the acquisition of a majority stake in ACES Delta, LLC and year-to-date 2024 capex was $642 million higher than the year-ago period due to higher investments in upstream, including post-acquisition spend on legacy PDC assets.
Affiliate Capital Expenditures The company’s affiliate capital expenditures (affiliate capex) primarily includes additions to fixed assets or investments in the equity affiliate’s financial statements and does not require cash outlays by the company. Third quarter 2024 affiliate capex was $274 million lower than third quarter 2023 and year-to-date 2024 affiliate capex was $870 million lower than the year-ago period.

Capex and Affiliate Capex by Business Segment
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Capex	(Millions of dollars)
United States
Upstream	$2,349	$3,020	$7,126	$7,234
Downstream	349	408	1,116	1,118
All Other	93	97	274	218
Total United States	2,791	3,525	8,516	8,570
International
Upstream	1,212	1,080	3,462	2,742
Downstream	47	66	124	144
All Other	5	2	8	12
Total International	1,264	1,148	3,594	2,898
Capex	$4,055	$4,673	$12,110	$11,468
Affiliate Capex
Upstream	$329	$539	$1,110	$1,793
Downstream	236	300	704	891
Affiliate Capex	$565	$839	$1,814	$2,684

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
Acquisition and Disposition of Assets Information related to the company’s acquisition and disposition of assets is included in Note 12 Other Contingencies and Commitments under the heading “Acquisition and Disposition of Assets.”
Other Contingencies Information related to the company’s other contingencies is included in Note 12 Other Contingencies and Commitments under the heading “Other Contingencies.”
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the nine months ended September 30, 2024, does not differ materially from that discussed under Item 7A of Chevron’s 2023 Annual Report on Form 10-K.
Item 4.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2024.
(b) Changes in internal control over financial reporting
During the quarter ended September 30, 2024, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
Item 103 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission (SEC) requires disclosure of certain legal proceedings that involve governmental authorities as a party and that the company reasonably believes would result in $1.0 million or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to third quarter 2024 and any material developments with respect to matters previously reported in Chevron’s 2023 Annual Report on Form 10-K.
As previously disclosed, in April 2015, Noble Energy, Inc. (Noble) entered into a joint consent decree (Consent Decree) with the United States Department of Justice (DOJ), the United States Environmental Protection Agency (EPA) and the State of Colorado to improve emission control systems at a number of condensate storage tanks within the Denver-Julesburg (DJ) Basin. While the associated civil penalty was paid by Noble previously, the Consent Decree provides for stipulated penalties for noncompliance with the Consent Decree. The DOJ, EPA and the State of Colorado have requested payment of $1.5 million in stipulated penalties accrued under the Consent Decree, which was paid in August 2024.
Please see information related to other legal proceedings in Note 11 Litigation.
Item 1A.Risk Factors
Some inherent risks could materially impact the company’s results of operations or financial condition. Information about risk factors for the nine months ended September 30, 2024, does not differ materially from that set forth under the heading “Risk Factors” on pages 20 through 26 of the company’s 2023 Annual Report on Form 10-K, other than as reflected in the risk factor below.
Chevron may not complete the acquisition of Hess Corporation within the time frame the company anticipates or at all, which could have adverse effects on Chevron The completion of the acquisition of Hess Corporation (Hess) is subject to a number of conditions, including the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act) and approval of any Guyanese governmental body, agency or authority that asserts its approval is required in connection with the transaction, each of which make the completion and timing of the completion of the merger uncertain.
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
On December 7, 2023, Chevron and Hess each received a request for additional information and documentary materials (Second Request) from the Federal Trade Commission (FTC). Following the FTC review of the transaction, on September 30, 2024, the FTC announced that a majority of the Commission voted to accept a consent agreement among the FTC, Chevron and Hess, resolving the concerns the FTC identified during its review of the transaction. Chevron and Hess have taken and will continue to take appropriate steps to maintain our ability under the Hart-Scott-Rodino Act of 1976, as amended (HSR Act) to close the merger following satisfactory resolution of the ongoing arbitration proceedings regarding preemptive rights in the Stabroek Block joint operating agreement, including filing additional notifications under the HSR Act. Additionally, if any Guyanese governmental body, agency or authority of competent jurisdiction asserts that its approval is required as a result of the consequences of the merger in Guyana on Hess’ assets in Guyana (which has not occurred as of the filing date of this report), approval of such governmental body, agency or authority will become a condition to each party’s obligation to complete the merger.
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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2023 Program (*) (Billions of dollars)
July 1 - July 31, 2024	7,923,000	$156.56	7,923,000	$56.6
August 1 - August 31, 2024	12,057,000	$146.20	12,057,000	$54.8
September 1 - September 30, 2024	12,229,398	$142.84	12,229,398	$53.1
Total	32,209,398	$147.47	32,209,398
(*) Refer to “Liquidity and Capital Resources” for additional information regarding the company’s authorized stock repurchase program.

Item 5.Other Information
Rule 10b5-1 Plan Elections
A. Nigel Hearne, Executive Vice President, Senior Advisor, entered into a pre-arranged stock trading plan on August 19, 2024. Mr. Hearne’s plan provides for the potential exercise of vested stock options and the associated sale of up to 60,468 shares of Chevron common stock between November 18, 2024, and February 28, 2025.
The trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and Chevron’s policies regarding transactions in Chevron securities.

Item 6.Exhibits

Exhibit Index
Exhibit Number	Description
10.1+*	Chevron Incentive Plan, amended and restated effective October 2, 2023 (refiled to correct formatting in the previously filed version).
10.2+*	Chevron Corporation Retirement Restoration Plan, amended and restated effective August 1, 2024.
10.3+*	Chevron Corporation ESIP Restoration Plan, amended and restated effective August 1, 2024.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
32.1**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Executive Officer
32.2**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Financial Officer
101*	Interactive data files (formatted as Inline XBRL)
104*	Cover Page Interactive Data File (contained in Exhibit 101)
____________________________________________
+     Indicates a management contract or compensatory plan or arrangement.
*    Filed herewith.
**     Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVRON CORPORATION (REGISTRANT)

/S/ ALANA K. KNOWLES
Alana K. Knowles, Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: November 7, 2024