Form 10-K
period 2024-12-31
CHEVRON CORP
filed 2025-02-21
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number 001-00368
Chevron Corporation
(Exact name of registrant as specified in its charter)

1400 Smith Street
Delaware	94-0890210	Houston, TX 77002-7327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (832) 854-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $.75 per share	CVX	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐       No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter — $286.1 billion (As of June 28, 2024)
 Number of Shares of Common Stock outstanding as of February 7, 2025 — 1,760,598,537
DOCUMENTS INCORPORATED BY REFERENCE
(To The Extent Indicated Herein)
Notice of the 2025 Annual Meeting and 2025 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, in connection with the company’s 2025 Annual Meeting of Stockholders (in Part III)

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995
This Annual Report on Form 10-K of Chevron Corporation contains forward-looking statements relating to Chevron’s operations, assets, and strategy that are based on management’s current expectations, estimates and projections about the petroleum, chemicals and other energy-related industries. Words or phrases such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “advances,” “commits,” “drives,” “aims,” “forecasts,” “projects,” “believes,” “approaches,” “seeks,” “schedules,” “estimates,” “positions,” “pursues,” “progress,” “may,” “can,” “could,” “should,” “will,” “budgets,” “outlook,” “trends,” “guidance,” “focus,” “on track,” “goals,” “objectives,” “strategies,” “opportunities,” “poised,” “potential,” “ambitions,” “future,” “aspires” and similar expressions, and variations or negatives of these words, are intended to identify such forward-looking statements, but not all forward-looking statements include such words. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and other factors, many of which are beyond the company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for the company’s products, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries and other producing countries; technological advancements; changes to government policies in the countries in which the company operates; public health crises, such as pandemics and epidemics, and any related government policies and actions; disruptions in the company’s global supply chain, including supply chain constraints and escalation of the cost of goods and services; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic, market and political conditions, including the military conflict between Russia and Ukraine, the conflict in the Middle East and the global response to these hostilities; changing refining, marketing and chemicals margins; the company’s ability to realize anticipated cost savings and efficiencies associated with enterprise structural cost reduction initiatives; actions of competitors or regulators; timing of exploration expenses; changes in projected future cash flows; timing of crude oil liftings; uncertainties about the estimated quantities of crude oil, natural gas liquids and natural gas reserves; the competitiveness of alternate-energy sources or product substitutes; pace and scale of the development of large carbon capture and offset markets; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes undertaken or required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures related to greenhouse gas emissions and climate change; the potential liability resulting from pending or future litigation; the risk that regulatory approvals and clearances related to the Hess Corporation (Hess) transaction are not obtained or are not obtained in a timely manner or are obtained subject to conditions that are not anticipated by the company and Hess; potential delays in consummating the Hess transaction, including as a result of the ongoing arbitration proceedings regarding preemptive rights in the Stabroek Block joint operating agreement; risks that such ongoing arbitration is not satisfactorily resolved and the potential transaction fails to be consummated; uncertainties as to whether the potential transaction, if consummated, will achieve its anticipated economic benefits, including as a result of risks associated with third party contracts containing material consent, anti-assignment, transfer or other provisions that may be related to the potential transaction that are not waived or otherwise satisfactorily resolved; the company’s ability to integrate Hess’ operations in a successful manner and in the expected time period; the possibility that any of the anticipated benefits and projected synergies of the potential transaction will not be realized or will not be realized within the expected time period; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, taxes and tax audits, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; higher inflation and related impacts; material reductions in corporate liquidity and access to debt markets; changes to the company’s capital allocation strategies; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 20 through 27 in this report, and as updated in the future. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I
Item 1. Business
General Development of Business
Summary Description of Chevron
Chevron Corporation1, a Delaware corporation, manages its investments in subsidiaries and affiliates and provides administrative, financial, management and technology support to U.S. and international subsidiaries that engage in integrated energy and chemicals operations. Upstream operations consist primarily of exploring for, developing, producing and transporting crude oil and natural gas; processing, liquefaction, transportation and regasification associated with liquefied natural gas; transporting crude oil by major international oil export pipelines; transporting, storage and marketing of natural gas; carbon capture and storage; and a gas-to-liquids plant. Downstream operations consist primarily of refining crude oil into petroleum products; marketing of crude oil, refined products and lubricants; manufacturing and marketing of renewable fuels; transporting crude oil and refined products by pipeline, marine vessel, motor equipment and rail car; and manufacturing and marketing of commodity petrochemicals, plastics for industrial uses and fuel and lubricant additives.
A list of the company’s significant subsidiaries is presented in Exhibit 21.1.
Overview of Petroleum Industry
Petroleum industry operations and profitability are influenced by many factors. Prices for crude oil, natural gas, liquefied natural gas (LNG), petroleum products and petrochemicals are generally determined by supply and demand. Production levels from the members of Organization of Petroleum Exporting Countries (OPEC), Russia and the United States are the major factors in determining worldwide supply. Demand for crude oil and its products and for natural gas is largely driven by the conditions of local, national and global economies, although weather patterns, the pace of energy transition and taxation relative to other energy sources also play a significant part. Laws and governmental policies, particularly in the areas of taxation, energy and the environment, affect where and how companies invest, conduct their operations, select feedstocks, and formulate their products and, in some cases, limit their profits directly.
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
Chevron’s Strategic Direction
Chevron’s strategy is to leverage our strengths to safely deliver lower carbon energy to a growing world. Our objective is to safely deliver higher returns, lower carbon and superior shareholder value in any business environment. We are leveraging our capabilities, assets and customer relationships as we aim to lead in lower carbon intensity oil, products and natural gas, as well as advance new products and solutions that reduce the carbon emissions of major industries. We aim to grow our oil and gas business, lower the carbon intensity of our operations and grow new businesses in renewable fuels, carbon capture and offsets, hydrogen, power generation for data centers, and emerging technologies.
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
Human Capital Management
The Chevron Way explains the company’s beliefs, vision, purpose and values. It guides how the company’s employees work and establishes a common understanding of culture and aspirations.
Chevron leadership is accountable for investing in the company’s people and culture with the objective of engaging employees to develop their full potential to help deliver energy solutions and enable human progress. This includes reviews of metrics addressing critical function hiring, leadership development, retention, diversity and inclusion, and employee engagement.
The following table summarizes the number of Chevron employees by sex, where data is available, and by region as of December 31, 2024.

	At December 31, 2024
	Female		Male		Data not available*		Total Employees
	Number of Employees	Percentage	Number of Employees	Percentage	Number of Employees	Percentage	Number of Employees	Percentage
Non-Service Station Employees
U.S.	5,556	26%	15,751	74%	19	—%	21,326	47%
Other Americas	1,175	30%	2,689	69%	10	—%	3,874	9%
Africa	623	16%	3,189	84%	4	—%	3,816	8%
Asia	2,577	36%	4,476	63%	13	—%	7,066	16%
Australia	542	26%	1,550	74%	3	—%	2,095	5%
Europe	434	28%	1,107	71%	24	2%	1,565	3%
Total Non-Service Station Employees	10,907	27%	28,762	72%	73	—%	39,742	88%
Service Station Employees	2,545	46%	2,372	43%	639	12%	5,556	12%
Total Employees	13,452	30%	31,134	69%	712	2%	45,298	100%
* Includes employees where data was not collected or employee chose not to disclose.
Hiring, Development and Retention
The company’s approach to attracting, developing and retaining a global, diverse workforce of high-performing talent is anchored by an environment of personal growth and engagement. The company’s philosophy is to offer compelling career opportunities and a competitive total compensation and benefits package linked to individual and enterprise performance. The company recruits new employees in a variety of ways, including through partnerships with universities and diversity associations. In addition, the company recruits experienced hires to provide specialized skills.
Chevron’s learning and development programs are designed to help employees build technical, operating and leadership capabilities. The company’s leadership reviews metrics on employee training and development programs, which are refined on an ongoing basis to meet the needs of the business. The company invests in developing leadership at every level, including coaching programs for frontline supervisors, managers and individual contributors. Chevron invests in developing and upskilling employees, including things such as tailored generative AI training for leaders, practitioners and the broader workforce. In addition, the company offers the Digital Scholar Program, preparing employees with advanced technology skills through one-year Master of Science degrees in Engineering and Management.
In addition, leadership reviews the talent pipeline, identifies and develops succession candidates, and builds succession plans for key positions. The Board of Directors provides oversight of CEO and executive succession planning.
Management routinely reviews the retention of its professional population, executives, all levels of management, and the majority of its regular employee population. The voluntary attrition for this population in 2024 was 3.1 percent, in line with historical rates. The voluntary attrition rate generally excludes employee departures under restructuring programs. Chevron believes its low voluntary attrition rate is in part a result of the company’s commitment to employee development, competitive pay and benefits, and culture.

Diversity and Inclusion
Chevron believes human ingenuity is best able to solve difficult problems when people with different ideas, experiences and backgrounds work together in an inclusive environment.
The company has 11 employee networks (voluntary groups open to all employees with shared interests). The Chairman’s Inclusion Council provides employee network presidents with a direct line of communication to the Chairman and Chief Executive Officer, the Chief Human Resources Officer, the Chief Diversity and Inclusion Officer, and the executive leadership team to discuss how employee networks can help reinforce the company’s values and achieve its business objectives.
Diversity and inclusion at Chevron means zero tolerance for discrimination based on race, sex or other protected characteristics, and a deep respect for the cultures in which we operate. Chevron rejects the use of quotas and focuses on removing barriers to equal opportunity, fostering diversity, and ensuring that selection decisions are based on merit.
Employee Engagement
Employee engagement is an indicator of employee well-being and commitment to the company’s values, purpose and strategies. The company regularly conducts employee surveys to assess the health of the company’s culture. Our surveys indicate high levels of employee engagement compared to our industry.
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

Description of Business and Properties
The upstream and downstream activities of the company and its equity affiliates are widely dispersed geographically, with operations and projects2 in North America, South America, Europe, Africa, Asia and Australia. These activities are managed by the Oil, Products and Gas organization. Tabulations of segment income statements for the three years ended December 31, 2024, and assets as of the end of 2024 and 2023 — for the United States and the company’s international geographic areas — are in Note 14 Operating Segments and Geographic Data to the Consolidated Financial Statements. Similar comparative data for the company’s investments in and income from equity affiliates and property, plant and equipment are in Note 15 Investments and Advances and Note 18 Property, Plant and Equipment. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the company’s Capital Expenditures.

Upstream
Reserves
Refer to Table V for a tabulation of the company’s proved reserves by geographic area for each year-end from 2022 through 2024. Reserves governance, technologies used in establishing proved reserves additions, and major changes to proved reserves by geographic area for the three-year period ended December 31, 2024, are summarized in the discussion for Table V. Discussion is also provided regarding the nature of, status of, and planned future activities associated with the development of proved undeveloped reserves. The company recognizes reserves for projects with various development periods, sometimes exceeding five years. The external factors that impact the duration of a project include scope and complexity, remoteness or adverse operating conditions, infrastructure constraints, and contractual limitations.
The company’s proved reserves at year-end 2024 were approximately 9.8 billion barrels of oil-equivalent (BOE). The largest reductions from year-end 2023 were from record production and the sale of assets in Canada, and the largest additions were from extensions and discoveries in the Permian and DJ Basins. At December 31, 2024, 41 percent of the company’s net proved oil-equivalent reserves were located in the United States, 16 percent were located in Australia and 13 percent were located in Kazakhstan.
The net proved reserve balances at the end of each of the three years 2022 through 2024 are shown in the following table:

	At December 31
	2024	2023	2022
Crude Oil, Condensate and Synthetic Oil — Millions of barrels
Consolidated Companies	3,027	3,770	3,868
Affiliated Companies	889	1,007	1,129
Total Crude Oil, Condensate and Synthetic Oil	3,916	4,777	4,997
Natural Gas Liquids — Millions of barrels
Consolidated Companies	1,075	1,138	1,002
Affiliated Companies	84	91	86
Total Natural Gas Liquids	1,159	1,229	1,088
Natural Gas — Billions of cubic feet
Consolidated Companies	26,526	28,318	28,765
Affiliated Companies	1,849	2,063	2,099
Total Natural Gas	28,375	30,381	30,864
Oil-Equivalent — Millions of barrels*
Consolidated Companies	8,523	9,628	9,664
Affiliated Companies	1,281	1,441	1,565
Total Oil-Equivalent	9,804	11,069	11,229
* Oil-equivalent conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil.
2 As used in this report, the term “project” may describe certain new upstream development activity, individual phases in a multiphase development, maintenance activities, existing assets, new investments in downstream and chemicals capacity, investments in emerging and lower carbon activities, and other activities. All of these terms are used for convenience only and are not intended as a precise description of the term “project” as it relates to any specific governmental law or regulation.

Average Sales Prices and Production Costs per Unit of Production
Refer to Table IV for the company’s average sales price per barrel of crude (including crude oil and condensate) and natural gas liquids (NGLs) and per thousand cubic feet of natural gas produced, and the average production cost per oil-equivalent barrel for 2024, 2023 and 2022.
Gross and Net Productive Wells
The following table summarizes gross and net productive wells at year-end 2024 for the company and its affiliates:

	At December 31, 2024
	Productive Oil Wells[1]		Productive Gas Wells[1]
	Gross	Net	Gross	Net
United States	35,135	24,099	2,110	1,758
Other Americas	1,277	752	—	—
Africa	1,679	653	48	18
Asia	1,699	807	1,309	405
Australia	532	299	118	33
Europe	27	5	—	—
Total Consolidated Companies	40,349	26,615	3,585	2,214
Affiliates[2]	1,510	595	—	—
Total Including Affiliates	41,859	27,210	3,585	2,214
Multiple completion wells included above	659	355	147	115
[1] Gross wells represent the total number of wells in which Chevron has an ownership interest. Net wells represent the sum of Chevron’s ownership interest in gross wells.
[2] Includes gross 1,381 and net 466 productive oil wells for interests accounted for by the non-equity method.

Production Outlook
The company estimates its average worldwide oil-equivalent production in 2025 to increase six to eight percent over 2024, assuming a Brent crude oil price of $70 per barrel and excluding the impact of asset sales. This estimate is subject to many factors and uncertainties, as described beginning on page 40. Refer to the Review of Ongoing Exploration and Production Activities in Key Areas for a discussion of the company’s major crude oil and natural gas development projects.
Acreage
At December 31, 2024, the company owned or had under lease or similar agreements undeveloped and developed crude oil and natural gas properties throughout the world. The geographical distribution of the company’s acreage is shown in the following table:

	Undeveloped[2]		Developed		Developed and Undeveloped
Thousands of acres[1]	Gross	Net	Gross	Net	Gross	Net
United States	4,294	3,700	4,273	2,856	8,567	6,556
Other Americas	16,503	11,078	920	232	17,423	11,310
Africa	13,433	7,098	1,320	530	14,753	7,628
Asia	13,373	7,440	934	363	14,307	7,803
Australia	3,384	2,628	2,246	899	5,630	3,527
Europe	106	21	12	2	118	23
Total Consolidated Companies	51,093	31,965	9,705	4,882	60,798	36,847
Affiliates[3]	693	287	111	51	804	338
Total Including Affiliates	51,786	32,252	9,816	4,933	61,602	37,185
[1] Gross acres represent the total number of acres in which Chevron has an ownership interest. Net acres represent the sum of Chevron’s ownership interest in gross acres.
[2] The gross undeveloped acres that will expire in 2025, 2026 and 2027 if production is not established by certain required dates are 2,951, 1,149, and 733, respectively.
[3] Includes gross 405 and net 143 undeveloped and gross 19 and net 5 developed acreage for interests accounted for by the non-equity method.

Net Production of Crude Oil, Natural Gas Liquids and Natural Gas
The following table summarizes the net production of crude oil, NGLs and natural gas for 2024 and 2023 by the company and its affiliates. Worldwide oil-equivalent production of 3.3 million barrels per day in 2024 was up approximately seven percent from 2023, mainly due to the full-year of legacy PDC Energy, Inc. (PDC) production and growth in the Permian Basin. Refer to the Results of Operations section for a detailed discussion of the factors explaining the changes in production for liquids (including crude oil, condensate, NGLs and synthetic oil) and natural gas, and refer to Table V for information on annual production by geographical region.

			Components of Oil-Equivalent
	Oil-Equivalent		Crude Oil		Natural Gas Liquids		Natural Gas
Thousands of barrels per day (MBD)	(MBD)[1]		(MBD)[2]		(MBD)		(MMCFD)
Millions of cubic feet per day (MMCFD)	2024	2023	2024	2023	2024	2023	2024	2023
United States	1,599	1,349	782	710	370	287	2,684	2,112
Other Americas
Argentina	51	43	43	37	—	—	47	36
Canada[3,4]	132	132	104	109	6	5	131	110
Total Other Americas	183	175	147	146	6	5	178	146
Africa
Angola	64	67	52	55	4	4	48	48
Equatorial Guinea	46	49	9	11	5	5	191	198
Nigeria	129	147	96	104	3	5	183	227
Republic of Congo	28	30	26	28	—	—	10	9
Total Africa	267	293	183	198	12	14	432	482
Asia
Bangladesh	99	104	3	3	—	—	577	610
China	29	30	7	9	—	—	132	126
Indonesia[5]	—	3	—	1	—	—	—	11
Israel	100	95	1	1	—	—	592	566
Kazakhstan	45	45	26	26	—	—	113	114
Myanmar[6]	4	15	—	—	—	—	22	87
Partitioned Zone	61	61	60	60	—	—	5	6
Thailand	47	42	14	10	—	—	200	192
Total Asia	385	395	111	110	—	—	1,641	1,712
Australia
Australia	479	488	40	40	2	2	2,625	2,678
Total Australia	479	488	40	40	2	2	2,625	2,678
Europe
United Kingdom	12	14	11	12	—	—	7	11
Total Europe	12	14	11	12	—	—	7	11
Total Consolidated Companies	2,925	2,714	1,274	1,216	390	308	7,567	7,141
Affiliates[7]	413	406	286	281	25	25	611	603
Total Including Affiliates[8]	3,338	3,120	1,560	1,497	415	333	8,178	7,744

[1] Oil-equivalent conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil.
[2] Includes crude oil, condensate and synthetic oil.
[3] Includes synthetic oil:	46	51	46	51	—	—	—	—
[4] Canada Duvernay shale and AOSP assets were sold in December 2024.
[5] Indonesia Deepwater assets were sold in 2023.
[6] Chevron withdrew from Myanmar in April 2024.
[7] Volumes represent Chevron’s share of production by affiliates, including Tengizchevroil in Kazakhstan and Angola LNG in Angola.
[8] Volumes include natural gas consumed in operations of 609 million and 596 million cubic feet per day in 2024 and 2023, respectively. Total “as sold” natural gas volumes were 7,569 million and 7,148 million cubic feet per day for 2024 and 2023, respectively.

Delivery Commitments
The company sells crude oil, natural gas, and NGLs from its producing operations under a variety of contractual obligations. Most contracts generally commit the company to sell quantities based on production from specified properties, but some NGLs and natural gas sales contracts specify delivery of fixed and determinable quantities.

In the United States, the company is contractually committed to deliver approximately 25 million barrels of NGLs and 813 billion cubic feet of natural gas to third parties and affiliates from 2025 through 2027. The company believes it can satisfy these contracts through a combination of equity production from the company’s proved developed U.S. reserves and third-party purchases. These commitments are primarily based on contracts with indexed pricing terms.
Outside the United States, the company is contractually committed to deliver a total of 3.2 trillion cubic feet of natural gas to third parties and affiliates from 2025 through 2027 mainly from operations in Australia and Israel. The Australia sales contracts contain variable pricing formulas that generally reference the prevailing market price for crude oil, natural gas or other petroleum products at the time of delivery. The sales contracts for Israel contain formulas that generally reflect an initial base price subject to price indexation, Brent-linked or other, over the life of the contract. The company believes it can satisfy these contracts from quantities available from production of the company’s proved developed reserves in these countries.
Development Activities
Refer to Table I for details associated with the company’s development expenditures and costs of proved property acquisitions for 2024, 2023 and 2022.
The following table summarizes the company’s net interest in productive and dry development wells completed in each of the past three years, and the status of the company’s development wells drilling at December 31, 2024. A “development well” is a well drilled within the known area of a crude oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

	Wells Drilling*		Net Wells Completed
	at 12/31/24		2024		2023		2022
	Gross	Net	Prod.	Dry	Prod.	Dry	Prod.	Dry
United States	451	355	630	3	697	2	454	2
Other Americas	9	8	64	—	39	—	35	—
Africa	4	2	6	—	7	—	6	—
Asia	24	9	72	1	58	2	32	1
Australia	—	—	2	—	3	—	1	—
Europe	1	—	—	—	—	—	1	—
Total Consolidated Companies	489	374	774	4	804	4	529	3
Affiliates	3	1	3	—	4	—	6	—
Total Including Affiliates	492	375	777	4	808	4	535	3
* Gross wells represent the total number of wells in which Chevron has an ownership interest. Net wells represent the sum of Chevron’s ownership interest in gross wells.

Exploration Activities
Refer to Table I for detail on the company’s exploration expenditures and costs of unproved property acquisitions for 2024, 2023 and 2022.
The following table summarizes the company’s net interests in productive and dry exploratory wells completed in each of the past three years, and the number of exploratory wells drilling at December 31, 2024. “Exploratory wells” are wells drilled to find and produce crude oil or natural gas in unknown areas and include delineation and appraisal wells, which are wells drilled to find a new reservoir in a field previously found to be productive of crude oil or natural gas in another reservoir or to extend a known reservoir.

	Wells Drilling*		Net Wells Completed
	at 12/31/24		2024		2023		2022
	Gross	Net	Prod.	Dry	Prod.	Dry	Prod.	Dry
United States	2	1	5	2	—	2	3	2
Other Americas	—	—	1	—	—	—	1	1
Africa	1	—	1	1	—	—	1	—
Asia	—	—	3	2	1	—	2	—
Australia	—	—	—	—	—	—	—	—
Europe	—	—	—	—	—	—	—	—
Total Consolidated Companies	3	1	10	5	1	2	7	3
Affiliates	—	—	—	—	—	—	—	—
Total Including Affiliates	3	1	10	5	1	2	7	3
* Gross wells represent the total number of wells in which Chevron has an ownership interest. Net wells represent the sum of Chevron’s ownership interest in gross wells.

Review of Ongoing Activities in Key Areas
Chevron has exploration and production activities in many of the world’s major hydrocarbon basins. Chevron’s 2024 key upstream activities, some of which are also discussed in the section Management’s Discussion and Analysis of Financial Condition and Results of Operations, are presented below. The comments include references to “total production” and “net production,” which are defined under “Production” in Exhibit 99.1.
The discussion that follows references the status of proved reserves recognition for significant long lead time projects not on production as well as for projects recently placed on production. Reserves are not discussed for exploration activities or recent discoveries that have not advanced to a project stage, or for mature areas of production that do not have individual projects requiring significant levels of capital or exploratory investment. Projected start-up timing for nonoperated projects are per operator’s estimate.
United States
Upstream activities in the United States are primarily located in Texas, New Mexico, Colorado, California and the Gulf of America. Acreage for the United States can be found in the Acreage table. Net daily oil-equivalent production in the United States can be found in the Net Production of Crude Oil, Natural Gas Liquids and Natural Gas table.
As one of the largest producers in the Permian Basin, Chevron continues to develop its advantaged portfolio of 1,780,000 net acres in the Delaware and Midland basins in west Texas and southeast New Mexico and is expected to achieve one million barrels of net oil-equivalent production per day in 2025. The asset is comprised of stacked formations enabling production from multiple geologic zones from single surface locations, staging the development for optimized capacity utilization of facilities and infrastructure. The company has implemented a factory development strategy utilizing multi-well pads to drill a series of horizontal wells that are subsequently completed using hydraulic fracture stimulation. This manufacturing-style process, combined with advantaged acreage holdings and technological advancements, have enabled productivity improvements across unique geological locations throughout the basin. Acreage transactions enabling longer laterals and the company’s diversified land assets via non-operated joint ventures and royalty positions have also contributed to higher returns. The company continued to progress water handling initiatives and ongoing emission reductions, including the partial or full electrification of drilling and hydraulic fracturing fleets, and the expansion of electricity sources with two new solar projects reaching final investment decision in 2024. Chevron’s 2024 net daily production in the Permian Basin averaged 405,000 barrels of crude oil, 251,000 barrels of NGLs and 1.6 billion cubic feet of natural gas.
Chevron also holds approximately 72,000 net acres in the Haynesville Shale in east Texas. The company continues to pursue strategic opportunities for these assets.
Chevron is the largest oil and natural gas producer in Colorado, where development is focused across approximately 580,000 net acres in the Denver-Julesburg (DJ) Basin. Chevron follows a factory development strategy utilizing multi-well pads to drill a series of horizontal wells that are subsequently completed using hydraulic fracture stimulation. It has also implemented facility design and electrification improvements to consolidate assets and remove facilities, reducing surface footprint and greenhouse gas emissions. In 2024, Chevron’s net daily production in Colorado averaged 132,000 barrels of crude oil, 107,000 barrels of NGLs and 930 million cubic feet of natural gas. Chevron also has operations in Colorado’s Piceance Basin, as well as an acreage position in Wyoming.
In 2024, Chevron’s California average net daily oil-equivalent production was 71,000 barrels. Chevron owns and operates between 87 and 100 percent interests in six fields including Kern River, Cymric/McKittrick, Midway Sunset, San Ardo, Coalinga and Lost Hills. The company announced its first solar-to-hydrogen production project in Kern County, which will create lower carbon hydrogen through electrolysis, utilizing solar power, land and non-potable produced water from Chevron’s existing assets.
During 2024, net daily production in the Gulf of America averaged 168,000 barrels of crude oil, 10,000 barrels of NGLs and 86 million cubic feet of natural gas. Chevron is engaged in various operated and nonoperated exploration, development and production activities in the deepwater Gulf of America. Chevron also holds nonoperated interests in several shelf fields.
Chevron has a 62.9 percent-owned and operated interest in the unit areas containing the Anchor Field, located in the Green Canyon area. Stage 1 of the Anchor development that consists of a seven-well subsea development and a semi-submersible floating production unit achieved first oil in August 2024 utilizing an industry-first 20,000 pounds per square inch deepwater technology. Two producing wells were brought online and development drilling is progressing on subsequent wells. The field has an estimated remaining production life of 30 years.
Chevron has a 60 percent-owned and operated interest in the Ballymore Field located in the Mississippi Canyon area, which is being developed as a subsea tieback to the existing Chevron 75 percent-owned and operated Blind Faith facility. The development includes three production wells, with first oil expected in 2025. Proved reserves have been recognized for this project.
Chevron has a 60 percent-owned and operated interest in the Big Foot Field, located in the deepwater Walker Ridge area. First oil from further development is expected in 2025 and 2026. The field has an estimated remaining production life of 25 years.
Chevron has a 50 percent-owned and operated interest in the Jack Field, a 51 percent-owned and operated interest in the St. Malo Field and a 40.6 percent-owned and operated interest in the production host facility used for the joint development of both fields, all located in the Walker Ridge area. In 2024, the St. Malo Stage 4 waterflood project delivered first water injection and completed the installation of a second multi-phase subsea pump module within the St. Malo Field. An additional St. Malo well delivered first oil and further development drilling commenced in the Jack Field. The Jack/St. Malo Stage 5 project reached final investment decision (FID), with first oil expected in 2026. The Jack and St. Malo fields have an estimated remaining production life of 20 years.
The company has a 58 percent-owned and operated interest in the deepwater Tahiti Field, located in the Green Canyon area. In 2024, the company’s first deepwater Gulf of America producer-to-injector conversion well started water injection and an additional water injector well reached FID. The Tahiti Field surpassed 500 million barrels of oil-equivalent cumulative production in 2024 and has an estimated remaining production life of 20 years.
The company has a 15.6 percent nonoperated working interest in the deepwater Mad Dog Field, located in the Green Canyon area. In 2024, first water injection was achieved from the Mad Dog 2 project and additional producing wells were brought online. The field has an estimated remaining production life of more than 30 years.
Chevron has a 37.5 percent nonoperated working interest in the Perdido Regional Host, which accommodates production from the Great White, Silvertip and Tobago fields in the Alaminos Canyon area. In 2024, the Silvertip Expansion Project, in which Chevron has a 60 percent nonoperated working interest, reached FID, with first oil expected in 2026. Additional development drilling in the Great White Field is currently ongoing, with first oil expected in 2025. The Perdido asset has an estimated remaining production life of more than 15 years.
Chevron has a 25 percent nonoperated working interest in the Stampede Field, which is located in the Green Canyon area. In 2024, development drilling on a new well with tie back to the host facility commenced and first oil is expected in 2025. The Stampede Field has an estimated remaining production life of more than 20 years.
The company has a 40 percent nonoperated working interest in the Whale discovery located in the Alaminos Canyon area. Whale consists of a fifteen-well subsea development and floating production unit. In January 2025, first production was achieved with two producing wells brought online and development drilling in progress on subsequent wells. The field has an estimated remaining production life of more than 25 years.
During 2024, Chevron was formally awarded 26 exploration blocks as a result of Gulf of America lease sale 261.
Chevron has a 50 percent interest in Bayou Bend, a carbon dioxide transportation and sequestration affiliate that holds approximately 140,000 acres for carbon dioxide storage. In 2024, onshore and offshore stratigraphic wells were drilled to delineate carbon dioxide storage potential.
Chevron owns a majority interest in ACES Delta, LLC, a joint venture developing the Advanced Clean Energy Storage Project in Delta, Utah. The project, currently under construction, is designed to produce hydrogen made from renewable energy, store that hydrogen in two salt caverns, and deliver it as needed to hydrogen-capable gas turbines to generate power. The project is expected to be commercially operational in 2025.
Other Americas
“Other Americas” includes Argentina, Brazil, Canada, Colombia, Mexico, Suriname, Uruguay and Venezuela. Acreage for “Other Americas” can be found in the Acreage table. Net daily oil-equivalent production from these countries can be found in the Net Production of Crude Oil, Natural Gas Liquids and Natural Gas table.

Argentina Chevron has a 50 percent nonoperated interest in the Loma Campana and Narambuena concessions in the Vaca Muerta shale. At Loma Compana, 48 horizontal wells were drilled in 2024, with 46 wells in total put on production. This concession expires in 2048, and the Narambuena concession expires in 2027.
Chevron owns and operates a 100 percent interest in the El Trapial Field with conventional waterflood. The conventional field concession expires in 2032. Chevron also owns and operates a 100 percent interest in the east area of the El Trapial Field in the Vaca Muerta shale formation for unconventional development. In 2024, Chevron continued development on its unconventional resources with one drilling rig. The unconventional concession expires in 2057.
Chevron has a 14 percent interest in a pipeline system that provides an important export route for Argentina’s crude oil. During 2024, a majority of the company’s exported crude oil was transported through this pipeline system. Chevron is currently evaluating other strategic alternatives to increase its export capacity in the country.
Brazil Chevron holds 35 percent nonoperated interests in two blocks in the Campos Basin, following the relinquishment of two blocks in 2024. Chevron secured 15 additional exploration blocks in the South Santos and Pelotas basins in 2024.
Canada Upstream interests in Canada are concentrated in the offshore Atlantic region of Newfoundland and Labrador. The company also has interests in the Northeast British Columbia and the Beaufort Sea region of the Northwest Territories.
Chevron has a 26.9 percent nonoperated working interest in the Hibernia Field and a 24.1 percent nonoperated working interest in the unitized Hibernia Southern Extension areas offshore Atlantic Canada. The company has a 29.6 percent nonoperated working interest in the Hebron Field, also offshore Atlantic Canada.
In December 2024, the company sold its 20 percent nonoperated working interest in the Athabasca Oil Sands Project and associated Quest carbon capture and storage project in Alberta, as well as its operated assets in the Duvernay shale.
Colombia Chevron has a 40 percent-owned and operated interest in the offshore Colombia-3 Block.
Mexico All blocks in which Chevron has a participating interest are in the process of being relinquished to the government.
Suriname Chevron has a 40 percent-owned and operated working interest in Block 5 and an 80 percent-owned and operated interest in the shallow water Block 7. Chevron also holds a 33.3 percent nonoperated working interest in deepwater Block 42.
Uruguay In 2024, Chevron acquired a 60 percent-owned and operated interest in offshore exploration Block OFF-1 with plans to initiate a 3D seismic campaign in 2025.
Venezuela Chevron’s interests in Venezuela are located in western Venezuela, the Orinoco Belt and offshore Venezuela. As of December 31, 2024, no proved reserves are recognized for these interests. In 2024, the company conducted activities in Venezuela consistent with the authorization provided pursuant to licenses issued by the United States government.
Chevron has a 39.2 percent interest in Petroboscan, which operates the Boscan Field in western Venezuela, as well as a 25.2 percent interest in Petroindependiente, which operates the LL-652 Field in Lake Maracaibo with licenses that expire in 2041. Chevron has a 30 percent interest in Petropiar, which operates the heavy oil Huyapari Field under an agreement expiring in 2047, and a 35.8 percent interest in Petroindependencia, which includes the Carabobo 3 heavy oil project located in three blocks in the Orinoco Belt under a contract expiring in 2050.
Chevron also operates and holds a 60 percent interest in the Loran gas field offshore Venezuela. This is part of a cross- border field that includes the Manatee Field in Trinidad and Tobago. This license expires in 2039.
Africa
In Africa, the company is engaged in upstream activities in Angola, Cameroon, Egypt, Equatorial Guinea, Namibia and Nigeria. Acreage for Africa can be found in the Acreage table. Net daily oil-equivalent production from these countries can be found in the Net Production of Crude Oil, Natural Gas Liquids and Natural Gas table.
Angola The company operates and holds a 39.2 percent interest in Block 0, a concession adjacent to the Cabinda coastline that expires in 2050. The Block 0 Sanha Lean Gas Connection Project (SLGC) was completed in 2024 and added a new platform that ties the existing complex to new connecting pipelines for gathering and exporting gas from Blocks 0 and 14 to Angola LNG.
In 2024, construction continued at the South N’Dola project located in Area B of Block 0, with first oil expected in 2025.

Chevron also operates and holds a 31 percent interest in a production sharing contract (PSC) for deepwater Block 14 that expires in 2028.
In 2024, Chevron added frontier exploration acreage positions for Blocks 49 and 50 offshore Angola in the deepwater lower Congo Basin.
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
Chevron owns a 31 percent nonoperated working interest in the New Gas Consortium Project (NGC). NGC is an offshore gas concession in which the Quiluma and Maboqueiro (Q&M) fields will be the first to be developed, with first production expected in 2026. The Q&M development includes two wellhead platforms and an onshore gas treatment plant with connections to the Angola LNG plant. Proved reserves were recognized for this project in 2024.
Angola-Democratic Republic of Congo (DRC) Joint Development Area Chevron has a 31 percent interest in a production sharing agreement (PSA) with the Angola and DRC governments to explore Block 14/23 located in the Zone of Common Interest established between the Republic of Angola and DRC maritime area.
Angola-Republic of Congo (ROC) Joint Development Area Chevron operates and holds a 15.5 percent interest in the Lianzi Unitization Zone (Lianzi), which is located in an area shared equally by Angola and the ROC. This interest expires in 2031. In January 2025, the company sold its interest in the ROC portion of Lianzi, while retaining the Angolan portion.
Republic of Congo In January 2025, the company sold its 31.5 percent nonoperated interest in the offshore Haute Mer permit area.
Cameroon Chevron has a 100 percent interest in the YoYo Block in the Douala Basin. Preliminary development plans include a possible joint development between YoYo and the Yolanda fields located in Equatorial Guinea Block I.
Egypt Chevron has interests in Egypt blocks in both the Mediterranean and Red Sea. In the Mediterranean Sea, Chevron holds a 63 percent-owned and operated interest in North El Dabaa (Block 4), a 45 percent-owned and operated interest in the Nargis Block and a 27 percent non-operated working interest in North Cleopatra (Block 7). In 2024, Chevron relinquished its 63 percent-owned and operated interest in North Sidi Barrani (Block 2) and its 27 percent nonoperated interest in North Marina (Block 6).
In the Red Sea, the company holds a 45 percent-owned and operated interest in Block 1.
Equatorial Guinea Chevron has a 38 percent-owned and operated interest in the Aseng Field and the Yolanda Field in Block I and a 45 percent-owned and operated interest in the Alen Field in Block O. The Yolanda field is a discovered natural gas field that straddles the Equatorial Guinea and Cameroon maritime border, for which development options are being reviewed with both governments.
The company also holds a 32 percent nonoperated interest in the Alba natural gas and condensate field.
Chevron holds interests in two processing facilities located in Punta Europa. These include a 28 percent nonoperated interest in the Alba LPG Plant and a 45 percent nonoperated interest in the Atlantic Methanol Production Company.
In 2024, Chevron added two exploration acreage positions for Blocks EG-06 and EG-11, offshore Bioko Island.
Namibia Chevron has an 80 percent-owned and operated interest in Petroleum Exploration License (PEL) 90 (Block 2813B) in the Orange Basin, offshore Namibia. In early 2025, Chevron acquired an 80 percent-owned and operated interest in PEL82 (Blocks 2112B and 2212A) in the Walvis Basin.
Nigeria Chevron holds 40 percent interests in concessions across the onshore and shallow-offshore regions of the Niger Delta, most of which were converted in 2024 to the terms of the Petroleum Industry Act of 2021. The company also holds acreage positions in five operated and six nonoperated deepwater blocks, with working interests ranging from 20 to 100 percent.
Chevron operates and holds a 67.3 percent working interest in the Agbami Field, which straddles deepwater Petroleum Mining Lease (PML) 52 (previously known as Oil Mining License (OML) 127) and OML 128. PML 52 expires in 2044, and OML 128 expires in 2042. Additionally, Chevron holds a 30 percent nonoperated working interest in the Usan Field in OML 138 that expires in 2042.

In deepwater exploration, Chevron operates and holds a 55 percent working interest in the Nsiko discovery in OML 140 and a 100 percent working interest in the Aparo discovery in OML 132. Chevron also holds a 27 percent nonoperated working interest in OML 139 and OML 154, and the company continues to work with the operator to evaluate development options for the multiple deepwater discoveries in the Usan area, including the Owowo Field, which straddles OML 139 and OML 154. The development plan for the Owowo Field involves a subsea tie-back to the existing Usan floating, production, storage and offloading vessel. The field development plan for the Owowo Stage 1 development project was approved in August 2024. At the end of 2024, no proved reserves were recognized for this project.
Also, in the deepwater area, the third-party-operated Bonga South West Aparo Field in OML 118 straddles both OML 132 and OML 140. Chevron holds a 16.6 percent nonoperated working interest in the unitized area. The development plan involves subsea wells tied back to a floating production, storage and offloading vessel. At the end of 2024, no proved reserves were recognized for this project.
Chevron holds a 40 percent-owned and operated working interest in Oil Prospecting License (OPL) 215 that covers 256,000 net acres.
In 2024, Chevron discovered new oil in the Niger Delta at Petroleum Mining Lease 49 (previously within OML 90). This Meji NW-1 discovery is expected to increase Chevron’s oil production in the joint venture asset in which it holds a 40 percent working interest.
Chevron operates the Escravos Gas Plant, which has a total processing capacity of 680 million cubic feet per day of natural gas and liquefied petroleum gas and condensate export capacity of 58,000 barrels per day. The company operates the 33,000-barrel-per-day Escravos Gas to Liquids facility. In addition, the company holds a 36.9 percent interest in the West African Gas Pipeline Company Limited affiliate, which supplies Nigerian natural gas to customers in Benin, Togo and Ghana.
Asia
In Asia, the company is engaged in upstream activities in Bangladesh, China, Cyprus, Indonesia, Israel, Kazakhstan, the Partitioned Zone between Saudi Arabia and Kuwait, Russia and Thailand. Acreage for Asia can be found in the Acreage table. Net daily oil-equivalent production for these countries can be found in the Net Production of Crude Oil, Natural Gas Liquids and Natural Gas table.
Bangladesh Chevron Bangladesh operates and holds 100 percent interest in Block 12 (Bibiyana field) and Blocks 13 and 14 (Jalalabad and Moulavi Bazar fields) under two PSCs. The rights to produce from Bibiyana and Jalalabad expire in 2034 and from Moulavi Bazar in 2038.
China Chevron has a 49 percent nonoperated working interest in the Chuandongbei project, including the Luojiazhai and Gunziping natural gas fields located onshore in the Sichuan Basin with the PSC expiring in 2038. The company also has a 32.7 percent nonoperated working interest in Block 16/19 in the Pearl River Mouth Basin, with the PSC expiring in 2028.
In the Bohai Bay, the company previously held a 24.5 percent nonoperated working interests in the Qinhuangdao (QHD) 32-6 PSC, which expired in November 2024.
Cyprus The company holds a 35 percent-owned and operated interest in the Aphrodite gas field in Block 12 under a PSC, with an exploitation license that expires in 2044. In February 2025, the government and the joint venture agreed to a development and production plan with revised PSC project milestones.
Indonesia In 2024, Chevron commenced an exploration project managed by its joint venture at the Way Ratai geothermal working area in Lampung.
Israel Chevron holds a 39.7 percent-owned and operated interest in the Leviathan Field, which operates under a concession that expires in 2044. A third gathering pipeline is under construction and is expected to increase gas production capacity from approximately 1.2 to 1.4 billion cubic feet per day from the Leviathan reservoir. This pipeline is scheduled for completion in early 2026.
Chevron is also undergoing front end engineering design (FEED) and procurement for long lead items to further expand the installed capacity at the Leviathan Field from 1.4 to up to 2.1 billion cubic feet per day. This expansion aims to increase production and improve the monetization of the asset, including opportunities via existing and planned regional infrastructure as well as potential avenues for entry into the global LNG market. The FEED work is critical to reach FID and is contingent upon meeting certain commercial and regulatory conditions.

The company also holds a 25 percent-owned and operated interest in the Tamar gas field, which operates under a concession that expires in 2038. Phase 1 of the Tamar Optimization Project includes installation of a new pipeline to increase delivery capacity to the processing platform, allowing for production at the platform to increase from approximately 1.0 billion to 1.2 billion cubic feet per day. This project is scheduled for completion in 2025.
Chevron reached FID on Phase 2 of the Tamar Optimization Project in February 2024, which is expected to further increase capacity up to approximately 1.6 billion cubic feet of gas per day and includes investment in additional midstream infrastructure. This project is scheduled for completion in 2026.
Kazakhstan Chevron has a 50 percent interest in the Tengizchevroil (TCO) affiliate and an 18 percent nonoperated working interest in the Karachaganak field.
TCO is developing the Tengiz and Korolev crude oil fields in western Kazakhstan under a concession agreement that expires in 2033. Most of TCO’s 2024 crude oil production was exported through the Caspian Pipeline Consortium (CPC) pipeline.
TCO completed the Wellhead Pressure Management Project (WPMP) in 2024 while also completing two major train turnarounds. In early 2025, TCO started oil production at the Future Growth Project (FGP). FGP is the third processing plant in operation at the Tengiz oil field, which is expected to increase crude oil production by 260,000 barrels per day at full capacity and ramp-up total output to one million barrels of oil-equivalent per day.
The Karachaganak field is located in northwest Kazakhstan, and operations are conducted under a PSA that expires in 2038. During 2024, a majority of the exported liquids were transported through the CPC pipeline. In 2024, the Karachaganak Expansion Project Stage 1A facility scope was completed with final associated injector well to be completed in first-half 2025 and Stage 1B continued development expecting to complete second-half 2026. Both projects increase gas re-injection capacity and extend stable field production. Proved reserves have been recognized for both projects.
Kazakhstan/Russia Chevron has a 15 percent interest in the CPC. Through 2024, CPC transported an average of 1.4 million barrels of crude oil per day, composed of 1.2 million barrels per day from Kazakhstan and 0.2 million barrels per day from Russia.
Kurdistan Region of Iraq After relinquishment of company interests in Sarta and Qara Dagh PSCs in 2023, Chevron continues to work with the government and joint venture partner on final exit agreements, expected to be completed in early 2025.
Myanmar Chevron withdrew from Myanmar, effective April 2024.
Partitioned Zone Chevron holds a concession to operate the Kingdom of Saudi Arabia’s 50 percent interest in the hydrocarbon resources in the onshore area of the Partitioned Zone between Saudi Arabia and Kuwait. The concession expires in 2046. In 2024, the NWWB-1 exploration well reached total depth and was placed on production. Current activities focus on optimizing base business, further exploration and development drilling and delivering new technology that enables production growth.
Thailand Chevron holds operated interests in the Pattani Basin, located in the Gulf of Thailand, with ownership ranging from 35 percent to 71.2 percent. Concessions for producing areas within this basin expire between 2028 and 2035. Chevron has a 35 percent-owned and operated interest in the Pailin field in Block 12/27. Chevron also has a 16 percent nonoperated working interest in the Arthit field located in the Malay Basin. Concessions for the producing areas within this basin expire between 2036 and 2040. Chevron also has an exploration and production license for Block G2/65, which covers 3.7 million net acres.
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

Chevron holds a 47.3 percent-owned and operated interest in Gorgon on Barrow Island, which includes the development of the Gorgon and Jansz-Io fields, a three-train 15.6 million-metric-ton-per-year LNG facility, a carbon capture and underground storage facility and a domestic gas plant. Progress on the Jansz-Io Compression project continued during 2024 with first gas expected in 2028. Proved reserves have been recognized for this project. Gorgon’s estimated remaining economic life exceeds 40 years.
Chevron holds an 80.2 percent interest in the offshore licenses and a 64.1 percent-owned and operated interest in the LNG facilities associated with Wheatstone. Wheatstone includes the development of the Wheatstone and Iago fields, a two-train, 8.9 million-metric-ton-per-year LNG facility, and a domestic gas plant. The onshore facilities are located at Ashburton North on the coast of Western Australia. Wheatstone’s estimated remaining economic life exceeds 16 years.
Chevron has a 16.7 percent nonoperated working interest in the NWS Venture in Western Australia. In 2024, the company agreed to an asset swap of its 16.7 percent interest in the NWS Project, NWS Oil Project and its 20 percent interest in Angel Carbon Capture and Storage Project with Woodside’s 13 percent nonoperated interest in the Wheatstone Project and 65 percent operated interest in the Julimar-Brunello fields and related infrastructure, which is expected to close in 2026, subject to customary closing conditions and regulations.
The company continues to evaluate exploration and appraisal activity across the Carnarvon Basin, in which it holds more than 2.6 million net acres. In 2024, Chevron was awarded the WA-553-P exploration permit in the North Carnarvon Basin, which covers approximately 800,000 net acres. Chevron owns and operates the Clio, Acme and Acme West fields. The company is collaborating with other Carnarvon Basin participants to assess the possibility of developing Clio and Acme through shared utilization of existing infrastructure.
Chevron holds operated and nonoperated working interests ranging from 20 to 70 percent, in five greenhouse gas assessment permits to evaluate the potential of carbon dioxide storage. The blocks, including four in the Carnarvon Basin off the northwestern coast of Western Australia and one in the Bonaparte Basin offshore Northern Territory, total nearly 10.2 million gross acres. This acreage includes Block G-18-AP and Block G-20-AP, both awarded in 2024 and the Angel Carbon Capture and Storage Project, subject to the asset swap mentioned above.
United Kingdom
Acreage can be found in the Acreage table. Net oil equivalent production for the United Kingdom can be found in the Net Production of Crude Oil, Natural Gas Liquids and Natural Gas table.
Chevron holds a 19.4 percent nonoperated working interest in the Clair Field, located west of the Shetland Islands. The Clair Field currently consists of two platform drilling centers: the original Clair Phase 1 and a later added Clair Ridge center. The company is assessing a third drilling center to develop further resources in the area. The Clair Field has an estimated remaining production life extending beyond 2050.
Sales of Natural Gas Liquids and Natural Gas
The company sells NGLs and natural gas from its producing operations under a variety of contractual arrangements. In addition, the company also makes third-party purchases and sales of NGLs and natural gas in connection with its supply and trading activities.
U.S. and international sales of NGLs averaged 511,000 and 268,000 barrels per day, respectively, in 2024.
During 2024, U.S. and international sales of natural gas averaged 5.2 billion and 5.7 billion cubic feet per day, respectively, which includes the company’s share of equity affiliates’ sales. Outside the United States, substantially all of the natural gas sales from the company’s producing interests are from operations in Angola, Australia, Bangladesh, Canada, Equatorial Guinea, Kazakhstan, Israel, Nigeria and Thailand.
Refer to Selected Operating Data in Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information on the company’s sales volumes of NGLs and natural gas. Refer also to Delivery Commitments for information related to the company’s delivery commitments for the sale of crude oil and natural gas.

Downstream
Refining Operations
At the end of 2024, the company had a refining network capable of processing 1.8 million barrels per day. Operable capacity at December 31, 2024, and daily refinery inputs for the company and affiliate refineries for 2022 through 2024, are summarized in the table below. Average crude unit distillation capacity utilization was 87.9 percent in 2024 and 89.8 percent in 2023.
At U.S. refineries, crude unit distillation capacity utilization, which includes all crude oil and other inputs, averaged 86.6 percent in 2024, compared with 90.8 percent in 2023. Chevron processes both imported and domestic crude oil in its U.S. refining operations. Imported crude oil accounted for approximately 60 percent of Chevron’s U.S. refinery inputs in both 2024 and 2023.
In the United States, the company continued work on projects aimed at improving refinery flexibility and reliability. In 2024, the company completed the upgrade of the Pasadena Refinery, which is expected to increase light crude oil throughput capacity to 125,000 barrels per day with a phased start-up through first-quarter 2025. This project should allow the company to process more equity crude from the Permian Basin, supply more products to customers in the U.S. Gulf Coast and realize synergies with the company’s Pascagoula Refinery.
Outside the United States, the company has interests in three large refineries in Singapore, South Korea and Thailand. Singapore Refining Company (SRC), a 50 percent-owned joint venture, has a total capacity of 290,000 barrels of crude per day and manufactures a wide range of petroleum products. The 50 percent-owned GS Caltex (GSC) Yeosu Refinery in South Korea remains one of the world’s largest refineries with a total crude capacity of 800,000 barrels per day. The company’s 60.6 percent-owned refinery in Thailand, Star Petroleum Refining Public Company Limited (SPRC), continues to supply high-quality petroleum products into regional markets.

Petroleum Refineries: Locations, Capacities and Crude Unit Inputs
Capacities and inputs in thousands of barrels per day		December 31, 2024		Refinery Crude Unit Inputs*
Locations		Number	Operable Capacity	2024	2023	2022
Pascagoula	Mississippi	1	369	337	355	359
El Segundo	California	1	290	224	232	251
Richmond	California	1	257	242	236	183
Pasadena	Texas	1	85	65	84	78
Salt Lake City	Utah	1	58	49	55	53
Total Consolidated Companies — United States		5	1,059	917	962	924
Map Ta Phut	Thailand	1	175	160	153	156
Total Consolidated Companies — International		1	175	160	153	156
Yeosu	South Korea	1	400	369	367	375
Pulau Merlimau	Singapore	1	145	117	116	121
Total Affiliates		1	545	486	483	496
Total Including Affiliates — International		3	720	646	636	652
Total Including Affiliates — Worldwide		8	1,779	1,563	1,598	1,576
* Includes crude oil and all other feedstocks to the crude distillation units.
Renewable Fuels
The company develops and produces renewable fuels, including but not limited to renewable diesel, renewable gasoline, biodiesel, sustainable aviation fuel and renewable natural gas (RNG).
Chevron owns and operates 11 biofuel refineries located in the U.S. and Germany, eight biofuel refineries producing biodiesel and one producing renewable diesel, with two refineries idled in 2024. Expansion work at the Geismar renewable diesel plant in Louisiana to increase production capacity from 7,000 to 22,000 barrels per day is in final commissioning stage, with startup expected in first quarter 2025.
Chevron holds a 50 percent working interest in Bunge Chevron Ag Renewables LLC, which produces soybean oil from processing facilities in Destrehan, Louisiana, and Cairo, Illinois. Soybean oil can be used as a renewable feedstock to make renewable diesel, biodiesel and sustainable aviation fuel. In 2024, FID was taken to build a new oilseed processing plant in Louisiana.

The company continues to advance its dairy biomethane activities through Brightmark RNG Holdings LLC (Brightmark), CalBioGas LLC, and CalBioGas Hilmar LLC. In 2024, Brightmark announced the inauguration of its Eloy Renewable Natural Gas center in Arizona and also achieved commercial operations at ten additional projects across Iowa, Michigan, Ohio, South Dakota and Wisconsin. These facilities utilize anaerobic digesters to capture methane from dairy farms and transform manure into pipeline quality fuel, fertilizer and water. In California, commercial operations began in 2024 at the central gas processing facility for CalBioGas Hilmar LLC, the company’s newest partnership with California Bioenergy LLC, which includes seven new anaerobic digestion dairy farm projects.
Chevron markets RNG through its nationwide network of 66 compressed natural gas (CNG) stations under the Chevron and Beyond6 brands. In 2024, Chevron opened six CNG stations across California, Florida, Georgia and Texas.
Marketing Operations
The company markets petroleum products under the principal brands of “Chevron,” “Texaco” and “Caltex” throughout many parts of the world. The following table identifies the company’s and its affiliates’ refined products sales volumes, excluding intercompany sales, for the three years ended December 31, 2024.

Refined Products Sales Volumes
Thousands of barrels per day	2024	2023	2022
United States
Gasoline[1]	667	642	639
Jet Fuel	255	260	212
Diesel/Gas Oil[1]	213	227	216
Fuel Oil	54	44	56
Other Petroleum Products[2]	97	114	105
Total United States	1,286	1,287	1,228
International[3]
Gasoline	382	353	336
Jet Fuel	229	234	196
Diesel/Gas Oil[1]	479	472	464
Fuel Oil	182	161	168
Other Petroleum Products[2]	223	225	222
Total International	1,495	1,445	1,386
Total Worldwide[3]	2,781	2,732	2,614
[1] Includes renewable fuel sales:	40	44	24
[2] Principally naphtha, lubricants, asphalt and coke.
[3] Includes share of affiliates’ sales:	386	389	389
 In the United States, the company markets primarily under the principal brands of “Chevron” and “Texaco.” At year-end 2024, the company supplied directly or through retailers and marketers approximately 8,500 Chevron- and Texaco-branded service stations, primarily in the southern and western states. Approximately 370 of these outlets are company-owned or -leased stations.
Outside the United States, Chevron supplied directly or through retailers and marketers approximately 5,200 branded service stations, including affiliates. The company markets using the Chevron and Texaco brands in Latin America and the Caltex brand in the Asia-Pacific region. In South Korea, the company operates through its 50 percent-owned affiliate, GSC. The rebranding project to transition service stations in Australia from Puma to the Caltex brand is expected to complete in 2025.
Chevron markets commercial aviation fuel to 64 airports worldwide. The company markets base oil globally under the Chevron and Nexbase brands and markets lubricant and coolant products under the Chevron, Texaco and Caltex brands.
Chemicals Operations
Chevron Oronite Company develops, manufactures and markets performance additives for lubricating oils and fuels and conducts research and development for additive component and blended packages. At the end of 2024, the company manufactured, blended or conducted research at 11 locations around the world.
Chevron owns a 50 percent interest in Chevron Phillips Chemical Company LLC (CPChem). CPChem produces olefins, polyolefins and alpha olefins and is a supplier of aromatics and polyethylene pipe, in addition to participating in the specialty chemical and specialty plastics markets. At the end of 2024, CPChem owned or had joint-venture interests in 30 manufacturing facilities and two research and development centers around the world.
CPChem has two major integrated polymer projects under construction, the Golden Triangle Polymers Project in Orange, Texas, for which CPChem holds a 51 percent-owned and operated interest and the Ras Laffan Petrochemical Project in Ras Laffan, Qatar, for which CPChem holds a 30 percent nonoperated working interest. Start-up for both projects is targeted for 2026. CPChem is expected to complete the Low Viscosity Poly Alpha Olefin Expansion Project at the CPChem Beringen, Belgium site in first-half 2025.
Chevron is also involved in the petrochemical business through the operations of GSC, the company’s 50 percent-owned affiliate in South Korea. GSC manufactures aromatics, including benzene, toluene and xylene. These base chemicals are used to produce a range of products, including adhesives, plastics and textile fibers. GSC also produces olefins, which are used to make automotive and home appliance parts, food packaging, laboratory equipment, building materials, adhesives, paint and textiles.
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
Shipping The company’s marine fleet includes both U.S. and foreign flagged vessels. The operated fleet consists of conventional crude tankers, product carriers and LNG vessels. These vessels transport crude oil, LNG, refined products and feedstock in support of the company’s global upstream and downstream businesses. In 2024, Chevron announced plans to install a hard-sail wind-assisted propulsion system on a new time-chartered LNG carrier to reduce carbon intensity, with an expected delivery in 2026.
Other Businesses
Chevron Technical Center The company aims to scale affordable, innovative technology solutions to support a sustainable, resilient energy system. Chevron Technical Center (CTC) conducts research, develops and qualifies technology and provides technical services and competency development in support of business outcomes. Areas of expertise include earth sciences, reservoir and production engineering, facilities engineering, reserve governance and reporting, capital projects, drilling and completions, innovation, technology ventures, catalyst and process technology, technical computing and digital and data science. In 2024, Chevron announced the establishment of an engineering and innovation center in India to provide technical and digital solutions for the enterprise.
CTC includes the company’s information technology organization, which integrates computing, data management and analytics, cybersecurity and other key infrastructure technologies to provide a digital foundation to enable Chevron’s global operations, projects and business processes.
The company is focused on technologies that are ready to adopt and scale today, as well as breakthrough technologies in support of its oil, natural gas and products and new energies businesses, including shale and tight recovery, deepwater development, lowering the carbon intensity of heavy oil, advancing facilities of the future, renewable fuels, carbon capture utilization and storage, hydrogen and geothermal energy.
Chevron leverages its in-house expertise to undertake internal research and development to advance energy solutions. The company holds more than 4,000 patents for new technologies, with nearly 3,400 additional patents pending, making Chevron one of the leading U.S. patent holders in the industry.
Collaboration is increasingly important to close innovation gaps and integrate emerging technologies into existing energy value chains. Chevron works with startups, universities, national laboratories, joint ventures and service companies to explore, evaluate and scale solutions. Chevron is applying artificial intelligence (AI) to drive productivity, efficiency and value to its global operations. The company is building high-impact use cases leveraging its extensive data and insights and collaborating with others to access AI solutions to help unlock value. In an effort to ensure its AI systems are reliable and effective, the company is employing processes to assess its capabilities, limitations and readiness. Chevron is a member of the Responsible AI institute, a consortium focused on integrating AI responsibly while safeguarding human values.

The Chevron Technology Ventures (CTV) unit identifies and invests in externally developed technologies and new business solutions with the potential to enhance the way Chevron produces and delivers affordable, reliable and lower carbon energy. CTV has more than 25 years of being the primary on-ramp for early-stage, external innovation into Chevron, including venture investing, with ten funds that have supported more than 150 startups and worked with more than 350 co-investors.
In addition to the company’s own managed funds, Chevron also makes investments indirectly through the following funds: the Oil and Gas Climate Initiative (OGCI) Climate Investments’ Catalyst Fund I, which targets decarbonization within the oil and gas, industrial, built environments and commercial transportation sectors; Emerald funds, one of which targets energy, water, food, mobility, industrial IT and advanced materials and another that focuses on sustainable packaging; Carbon Direct Capital, a growth equity investor in carbon management technologies; and the HX Venture Fund 1 that targets Houston, Texas high-growth start-up companies.
Some of the investments the company makes in the areas described above are in new or unproven technologies and business processes; therefore, the ultimate technical or commercial successes of these investments are not certain. Refer to Note 27 Other Financial Information for quantification of the company’s research and development expenses.
Chevron New Energies The new energies organization is focused on developing new businesses with the aim to support the company’s objectives to lower the carbon intensity of its operations and enable growth opportunities with the potential to generate competitive returns. These include additional fuel solutions utilizing hydrogen and its derivatives such as ammonia, carbon emissions management through carbon capture and offsets, and power generation for data centers. The company is also pursuing opportunities in other emerging areas, including enhanced geothermal to deliver non-intermittent lower carbon power, and lithium extraction and production for battery and other applications.
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
To complement the company’s capabilities, Chevron maintains active membership in international oil spill response cooperatives, including the Marine Spill Response Corporation, which operates in U.S. territorial waters, and Oil Spill Response, Ltd., which operates globally. The company is a founding member of the Marine Well Containment Company, whose primary mission is to expediently deploy containment equipment and systems to capture and contain crude oil in the unlikely event of a future loss of control of a deepwater well in the Gulf of America. In addition, the company is a member of the Subsea Well Response Project, which has the objective to further develop the industry’s capability to contain and shut in subsea well control incidents in different regions of the world.
The company aims to lower the carbon intensity of its oil and gas operations and comply with the related laws and regulations to which it is subject. Refer to Item 1A. Risk Factors for further discussion of government action with respect to greenhouse gas and climate change and the associated risks to Chevron’s business. Refer to Management’s Discussion and Analysis of Financial Conditions and Results of Operations Business Environment and Outlook on pages 35 through 37 for further discussion of climate change related trends and uncertainties.
Refer to Management’s Discussion and Analysis of Financial Conditions and Results of Operations on pages 55 through 56 for additional information on environmental matters and their impact on Chevron, and on the company’s 2024 environmental expenditures. Refer to page 54 through 55 and Note 24 Other Contingencies and Commitments for a discussion of environmental remediation provisions and year-end reserves.
Item 1A. Risk Factors
As a global energy company, Chevron is subject to a variety of risks that could materially impact the company’s results of operations and financial condition.
BUSINESS AND OPERATIONAL RISK FACTORS
Chevron is exposed to the effects of changing commodity prices Chevron is primarily in a commodities business that has a history of price volatility. The most significant factor that affects the company’s results of operations are the prices of crude oil, natural gas, and natural gas liquids, which can be influenced by general economic conditions and level of economic growth, including low or negative growth; industry production and inventory levels; technology advancements, including those in pursuit of a lower carbon economy; production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries or other producers; weather-related damage and disruptions due to other natural or human causes beyond our control; competing fuel prices; geopolitical risks; the pace of energy transition; customer and consumer preferences and the use of substitutes; and governmental regulations, policies and other actions regarding the development of oil and gas reserves, as well as greenhouse gas emissions and climate change. Chevron evaluates the risk of changing commodity prices as a core part of its business planning process. An investment in the company carries significant exposure to fluctuations in global prices of crude oil, natural gas, and natural gas liquids.
Extended periods of low prices for crude oil, natural gas, and natural gas liquids can have a material adverse impact on the company’s results of operations, financial condition and liquidity. Among other things, the company’s upstream earnings, cash flows, and capital expenditure programs could be negatively affected, as could its production and proved reserves. Upstream assets may also become impaired. Downstream earnings could be negatively affected because they depend upon the supply and demand for refined products and the associated margins on refined product sales. A significant or sustained decline in liquidity could adversely affect the company’s credit ratings, potentially increase financing costs and reduce access to capital markets. The company may be unable to realize anticipated cost savings, expenditure reductions and asset sales that are intended to compensate for such downturns, and such downturns may also slow the pace and scale at which we are able to invest in our business, including our Chevron New Energies organization. In some cases, transferred liabilities, including for decommissioning of previously divested assets, have returned and may continue to return to the company when an acquirer of those assets subsequently defaults on the assumed transferred liabilities (e.g., bankruptcy). In addition, extended periods of low commodity prices can have a material adverse impact on the results of operations, financial condition and liquidity of the company’s suppliers, vendors, partners and equity affiliates upon which the company’s own results of operations and financial condition depend.
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
The company’s operations could be disrupted by natural or human causes beyond its control Chevron operates in both urban areas and remote and sometimes inhospitable regions. The company’s operations are therefore subject to disruption from natural or human causes beyond its control, including risks from hurricanes, severe storms, floods, heat waves, and other forms of severe weather; wildfires; ambient temperature increases; sea level rise; war or other military conflicts such as the conflict in the Middle East and the military conflict between Russia and Ukraine; accidents; civil unrest; political events; fires; earthquakes; system failures; cyber threats; terrorist acts; and epidemic or pandemic diseases, some of which may be impacted by climate change and any of which could result in suspension of operations or harm to people or the natural environment.
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
Cyberattacks and events affecting Chevron’s operational technology networks or other digital infrastructure could have a material adverse impact on the company’s business and results of operations There are numerous and evolving risks to Chevron’s cybersecurity and privacy from cyber threat actors, including criminal hackers, state-sponsored intrusions, industrial espionage and employee malfeasance. These cyber threat actors, whether internal or external to Chevron, are becoming more sophisticated and coordinated in their attempts to access the company’s information technology (IT) systems and data, including the IT systems of cloud providers and other third parties with whom the company conducts business through, without limitation, malicious software; data breaches by employees, insiders or others with authorized access; cyber or phishing-attacks; ransomware; attempts to gain unauthorized access to our data and systems; and other electronic security breaches. The cyber risk landscape changes over time due to a variety of internal and external factors, including during organizational changes, relocating work to international geographies, or other corporate transactions; political tensions; war or other military conflicts; or civil unrest. Although Chevron devotes significant resources to prevent unwanted intrusions and to protect its systems and data, whether such data is housed internally or by external third parties, the company has experienced and will continue to experience cyber incidents of varying degrees in the conduct of its business. Cyber threat actors could compromise the company’s operational technology networks or other critical systems and infrastructure, resulting in disruptions to its business operations, injury to people, harm to the environment or its assets, disruptions in access to its financial reporting systems, or loss, misuse or corruption of its critical data and proprietary information, including without limitation its intellectual property and business information and that of its employees, customers, partners and other third parties. Any of the foregoing can be exacerbated by a delay or failure to detect a cyber incident or the full extent of such incident. Further, the company is increasingly experiencing cyber incidents related to its third-party vendors. Some third-party vendors house the company’s critical data and proprietary information on their IT systems, including the cloud; others have access to Chevron’s IT systems or provide software through which threat actors could gain access or introduce malware to Chevron’s IT systems. Our use of third-party software, services and support may also result in unintentional, non-malicious events or outages that affect our ability to operate critical business systems. Regardless of the precise method or form, events affecting our networks or digital infrastructure could result in significant financial losses, legal or regulatory violations, reputational harm, and legal liability and could ultimately have a material adverse effect on the company’s business and results of operations.
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
Chevron may not complete the acquisition of Hess Corporation within the time frame the company anticipates or at all, which could have adverse effects on Chevron The completion of the acquisition of Hess Corporation (Hess) is subject to a number of conditions, including approval of any Guyanese governmental body, agency or authority that asserts its approval is required in connection with the transaction, which makes the completion and timing of the completion of the merger uncertain.
Hess Guyana Exploration Limited (HGEL), a wholly owned subsidiary of Hess, is currently in arbitration with respect to the right of first refusal (Stabroek ROFR) contained in an operating agreement among HGEL, affiliates of Exxon Mobil Corporation (Exxon), and China National Offshore Oil Corporation (CNOOC) regarding the Stabroek Block offshore Guyana. The arbitration merits hearing about the applicability of the Stabroek ROFR to the merger has been scheduled for May 2025, with a decision expected in approximately the following three months. If the arbitration does not result in a confirmation that the Stabroek ROFR is inapplicable to the merger, and if Chevron, Hess, Exxon and/or CNOOC do not otherwise agree upon an acceptable resolution, then there would be a failure of a closing condition under the merger agreement, in which case the merger would not close.
On December 7, 2023, Chevron and Hess each received a request for additional information and documentary materials (Second Request) from the Federal Trade Commission (FTC). Following the FTC review of the transaction, on September 30, 2024, the FTC announced that a majority of the Commission voted to accept a consent agreement among the FTC,

Chevron and Hess, resolving the concerns the FTC identified during its review of the transaction. Chevron and Hess have taken and will continue to take appropriate steps to maintain our ability under the Hart-Scott-Rodino Act of 1976, as amended, to close the merger following satisfactory resolution of the ongoing arbitration proceedings regarding preemptive rights in the Stabroek Block joint operating agreement. Additionally, if any Guyanese governmental body, agency or authority of competent jurisdiction asserts that its approval is required as a result of the consequences of the merger in Guyana on Hess’ assets in Guyana (which has not occurred as of the filing date of this report), approval of such governmental body, agency or authority will become a condition to each party’s obligation to complete the merger.
The failure to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring at all. A failure to complete the acquisition would mean that we will not realize the anticipated benefits of the transaction. In addition, the terms and conditions of the required regulatory authorizations and consents for the acquisition that are granted, if any, may impose requirements, limitations or costs or place restrictions on the conduct of the company’s business after the transaction or materially delay the completion of the acquisition. A delay in completing the acquisition could cause the company to realize some or all of the benefits later than we otherwise expect to realize them if the acquisition is successfully completed within the anticipated timeframe, which could result in additional transaction costs or in other negative effects associated with uncertainty about completion of the acquisition.
Acquisitions may cause Chevron’s financial results to differ from the company’s expectations or the expectations of the investment community, the company may not achieve the anticipated benefits of the acquisition, and the acquisition may disrupt the company’s current plans or operations The success of the pending acquisition of Hess will depend, in part, on Chevron’s ability to successfully integrate the business of Hess and realize the anticipated benefits, including synergies. Difficulties in integrating Hess may result in the failure to realize anticipated synergies in the expected timeframes, in operational challenges, and in the diversion of management’s attention from ongoing business concerns, as well as in unforeseen expenses associated with the acquisition, which may have an adverse impact on the company’s financial results.
LEGAL, REGULATORY AND ESG-RELATED RISK FACTORS
Chevron’s business subjects the company to liability risks from litigation or government action The company produces, transports, refines and markets potentially hazardous materials, and it purchases, handles and disposes of other potentially hazardous materials in the course of its business. Chevron’s operations also produce byproducts, which may be considered pollutants. Often these operations are conducted through joint ventures over which the company may have limited influence and control. Any of these activities could result in liability or significant delays in operations arising from private litigation or government action. For example, liability or delays could result from an accidental, unlawful discharge or from new conclusions about the effects of the company’s current or former operations or products on human health or the environment. In addition, to the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to the company’s causation of or contribution to the asserted damage, or to other mitigating factors.
For information concerning some of the litigation in which the company is involved, see Note 16 Litigation.
Political instability and significant changes in the legal and regulatory environment could harm Chevron’s business The company’s operations, particularly exploration and production, can be affected by changing political, regulatory and economic environments in the various countries in which it operates. As has occurred in the past, actions could be taken by governments to increase public ownership of the company’s partially or wholly owned businesses, to force contract renegotiations, or to impose additional taxes, tariffs, royalties, fees, penalties or other costs. In a number of locations, including the European Union, governments have proposed or imposed restrictions on the company’s operations, trade, currency exchange controls, burdensome taxes, and public disclosure requirements that might harm the company’s competitiveness, return on investments, or relations with other governments or third parties. In other countries, political conditions have existed that may threaten the safety of employees and the company’s continued presence in those countries, and internal unrest, acts of violence or strained relations between a government and the company or other governments may adversely affect the company’s operations. Those developments have, at times, significantly affected the company’s operations and results and are carefully considered by management when evaluating the level of current and future activity in such countries. Further, Chevron is required to comply with sanctions and other trade laws and regulations of the United States and other jurisdictions where we operate, such as sanctions imposed in Venezuela and Russia, which, depending upon their scope, could adversely impact the company’s operations and financial results in these countries. In addition, litigation or changes in national, state or local environmental regulations or laws, including those designed to stop or impede the development or production of oil and gas, such as those related to the use of hydraulic fracturing or bans on drilling, or any law or regulation that impacts the demand for our products, could adversely affect the company’s current or anticipated future operations and profitability.
Legislative or regulatory changes in tax laws may expose Chevron to additional tax liabilities Changes in tax laws and regulations around the world are regularly enacted due to political or economic factors beyond the company’s control. Chevron’s taxes in the jurisdictions where the company conducts business activities have been and may be adversely affected by changes in tax laws or regulations, including but not limited to, substantive changes in, reductions in, or the repeal or expiration of, tax incentives. Furthermore, Chevron’s tax returns are subject to audit by taxing authorities around the world. There is no assurance that taxing authorities or courts will agree with the positions that Chevron has reflected on the company’s tax returns, in which case interest and penalties could be imposed that may have a material adverse effect on the company’s results of operations or financial condition.
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
Legislation, regulation, and other government actions related to GHG emissions and climate change could reduce demand for Chevron’s hydrocarbon and other products and/or continue to increase Chevron’s operational costs and reduce its return on investment. The Paris Agreement went into effect in November 2016, and a number of countries in which we operate have adopted and may adopt additional policies intended to meet their Paris Agreement goals. Globally, multiple jurisdictions are considering adopting or are in the process of implementing laws or regulations to directly regulate GHG emissions through a carbon tax, a cap-and-trade program, performance standards or other mechanisms, or to attempt to indirectly advance reduction of GHG emissions through restrictive permitting, procurement standards, trade barriers, minimum renewable usage requirements, financing standards, standards or requirements for environmental benefit claims, increased GHG reporting and climate-related disclosure requirements, or tax advantages or other incentives to promote the use of alternative energy, fuel sources or lower-carbon technologies. For example, the company operates in jurisdictions with developing or existing programs, such as the Renewable Fuel Standard program in the U.S., California’s Cap-and-Trade Program and Low Carbon Fuel Standard, and mandates such as the California Air Resources Board Advanced Clean Cars II regulations, as well as other indirect regulation of GHG emissions, which may, among other things, ban or restrict technologies or products that use the company’s products. GHG emissions that may be directly regulated through such efforts include, among others, those associated with the company’s exploration and production of hydrocarbons; power generation; the conversion of crude oil, natural gas and biofeedstocks into refined hydrocarbon products; the processing, liquefaction, and regasification of natural gas; the transportation of crude oil, natural gas, and other products; and customers’ and consumers’ use of the company’s hydrocarbon products. In addition, the U.S. Inflation Reduction Act (IRA) implements various incentives for lower carbon activities, including carbon capture and storage and the production of hydrogen and sustainable aviation fuel. Although the IRA offers incentives that could support certain lower carbon lines of business, those same incentives could negatively impact supply and/or demand for our oil and gas products in the future or any existing or future lower carbon business lines. Many of these actions, as well as customers’ and consumers’ preferences and use of the company’s products or substitute products, and actions taken by the company’s competitors in response to legislation and regulations, are beyond the company’s control.

Similar to any significant changes in the regulatory environment, climate change-related legislation, regulation, or other government actions may curtail profitability, as well as render the extraction of the company’s hydrocarbon resources economically infeasible. In particular, GHG emissions-related legislation, regulations, and other government actions, and shifting customer and consumer preferences and other private efforts aimed at reducing GHG emissions may result in increased and substantial capital, compliance, operating, and maintenance costs and could, among other things, reduce demand for hydrocarbons and the company’s hydrocarbon-based products; increase demand for lower carbon products and alternative energy sources; make the company’s products more expensive; adversely affect the economic feasibility of the company’s resources; impact or limit our business plans; and adversely affect the company’s sales volumes, revenues, margins and reputation. For example, some jurisdictions are in various stages of design, adoption, and implementation of policies and programs that cap emissions and/or require short-, medium-, and long-term GHG reductions by operators at the asset or facility level, which may not be technologically feasible, or which could require significant capital expenditure, increase costs of or limit production, result in impairment of assets and limit Chevron’s ability to cost-effectively reduce GHG emissions across its global portfolio. Additionally, some jurisdictions are in various stages of enacting or implementing legislation that imposes retroactive liability on estimated past GHG emissions by certain energy producers and refiners.
The ultimate effect of international agreements; national, regional, and state legislation and regulation; and government and private actions related to GHG emissions and climate change on the company’s financial performance, and the timing of these effects, will depend on a number of factors. Such factors include, among others, the sectors covered, the GHG emissions reductions required, the use of standardized carbon accounting, the extent to which Chevron would be able to receive, generate, purchase, or retire credits, the price and availability of credits and the extent to which the company is able to recover, or continue to recover, the costs incurred through the pricing of the company’s products in the competitive marketplace. Further, the ultimate impact of GHG emissions and climate change-related agreements, legislation, regulation, and government actions on the company’s financial performance is highly uncertain because the company is unable to predict with certainty, for a multitude of individual jurisdictions, the outcome of political decision-making processes and legal challenges, including the actual laws and regulations enacted, the variables and trade-offs that inevitably occur in connection with such processes, and market conditions, including the responses of consumers to such changes.
Attention to environmental, social, and governance (ESG) matters impacts our company Attention to ESG matters, including those related to climate change and sustainability, evolving societal, investor and governmental pressure on companies to address ESG matters, and potential customer and consumer use of substitutes to Chevron’s products have resulted and may continue to result in changes to the portfolio and company activities, increased costs, reduced demand for our products, reduced profits, increased investigations and litigation or threats thereof, negative impacts on our stock price and access to capital markets, impaired participation in public discourse and debate by the company relating to mandatory and voluntary standards and regulations, and damage to our reputation. For example, increasing attention to ESG matters, including climate change, has resulted and may result in the future in shifting demand for our hydrocarbon products, and have resulted in additional litigation and governmental investigations, or threats thereof, against the company. For instance, we have received investigative requests and demands from the U.S. Congress for information relating to climate change, methane leak detection and repair, and other topics, and further requests and/or demands are possible. At this time, Chevron cannot predict the ultimate impact any Congressional or other investigations may have on the company. Information related to climate-change related litigation matters is included in Note 16 Litigation under the heading “Climate Change.”
Some stakeholders, including but not limited to sovereign wealth, pension, and endowment funds, have been divesting and promoting divestment of or screening out of fossil fuel equities and urging lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Further, voluntary carbon-related and target-setting frameworks have been developed that may limit the ability of certain sectors, including the oil and gas sector, from accessing capital, and may result in exclusion of the company’s equity or debt from being included as an investment option in portfolios. In addition, some stakeholders, including some of our investors, have divergent and evolving views on our ESG-related strategies and priorities, vis-à-vis our lines of business, calling for focus on increased production of oil and gas products rather than lower carbon business lines and climate-related targets. These circumstances, among others, may result in pressure from activists on production; unfavorable reputational impacts, including inaccurate perceptions or a misrepresentation of our actual ESG policies, practices and performance; diversion of management’s attention and resources; and proxy fights, among other material adverse impacts on our businesses.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, including climate change and climate-related risks (including entities commonly referred to as “raters and rankers”). Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and investment community divestment initiatives, among other actions, may lead to negative investor sentiment toward Chevron and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Additionally, evolving expectations on various ESG matters, including human rights, biodiversity, waste and water, have increased, and may continue to increase costs, require changes in how we operate and lead to negative stakeholder sentiment.
Our ambitions and disclosures related to ESG matters subject us to numerous risks that may negatively impact our reputation and stock price or result in other material adverse impacts to the company Chevron has set a number of lower carbon-related ambitions, which may include aspirations, targets, guidance, objectives, metrics, and/or goals. In particular, Chevron has announced an aspiration to achieve net zero Scope 1 and 2 emissions in upstream by 2050. The company also has set nearer-term GHG emission-related targets for upstream carbon intensity and portfolio carbon intensity. Chevron regularly evaluates its ambitions and expects to change or eliminate some of these aspirations, targets, and other ambitions for various reasons, including market conditions; its strategy or portfolio; and financial, operational, policy, reputational, legal and other factors.
Our ability to achieve any ambition, including with respect to climate-related initiatives, including those outlined in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 35 through 37, and any new businesses, is subject to numerous risks and contingencies, many of which are outside of Chevron’s control. Examples of such risks and contingencies include: (1) sufficient and substantial advances in technology, including the continuing progress of commercially viable technologies and low- or non-carbon-based energy sources; (2) laws, governmental regulation, policies, and other enabling actions, including those regarding subsidies, tax and other incentives as well as the granting of necessary permits by governing authorities; (3) the availability and acceptability of cost-effective, verifiable carbon credits; (4) the availability of suppliers that can meet our sustainability-related standards; (5) evolving regulatory requirements, including changes to IPCC’s Global Warming Potentials and the United States Environmental Protection Agency (U.S. EPA) Greenhouse Gas Reporting Program, affecting ESG standards or disclosures; (6) evolving standards for tracking and reporting on emissions and emission reductions and removals; (7) customers’ and consumers’ preferences and use of the company’s products or substitute products; (8) actions taken by the company’s competitors in response to legislation and regulations; and (9) successful negotiations for carbon capture and storage and nature-based solutions with customers, suppliers, partners, and governments.
The standards and regulations for tracking, reporting, disclosing, marketing and advertising related to ESG matters are relatively new, have not been harmonized and continue to evolve. Further, our selection of disclosure frameworks that seek to align with various voluntary reporting standards may change from time to time. Either of these circumstances may result in a lack of comparative data from period to period.
Our existing processes and controls may not align with evolving voluntary and mandatory standards for identifying, measuring, and reporting ESG metrics. Our interpretation of reporting standards may differ from those of others, and such standards may change over time, including through non-public processes, any of which could result in significant revisions to our goals or reported progress in achieving such goals. For example, Chevron’s methane intensity target is calculated based on Compendium of Greenhouse Gas Emissions Methodologies for the Oil and Natural Gas Industry (2021), which requires use of local regulatory reporting methodologies where applicable. The U.S. EPA has adopted notable changes to reporting methodologies in its Greenhouse Gas Reporting Program (40 C.F.R. Part 98.230), which are applicable to Chevron’s U.S. operations. We expect these adopted changes may increase our reported emissions in future years, and therefore, increase our reported methane intensity. In addition, Chevron participates, along with other companies, institutes, universities, trade associations and other organizations, in various initiatives, campaigns, and other projects that express various ambitions, aspirations and goals related to climate change, emissions and energy transition. Chevron’s individual ambitions, future performance or policies may differ from the ambitions of such organizations or the individual ambitions of other participants in these various initiatives, campaigns, and other projects, and Chevron may unilaterally change its individual ambitions. Achievement of or efforts to achieve ambitions such as the foregoing and future internal climate-related initiatives has, and may continue to, increase costs, and, in addition, may require purchase of carbon credits, or limit or impact the company’s business plans, operations and financial results, potentially resulting in reduction to the economic end-of-life of certain assets, impairing the associated net book value, among other material adverse impacts. Our failure or perceived failure to pursue or fulfill such ambitions within the timelines we announce, or at all, or to satisfy various reporting standards and regulations could have a negative impact on the company’s reputation, investor sentiment, ratings outcomes for evaluating the company’s approach to ESG matters, stock price, and cost of capital and expose us to government enforcement actions and private litigation, among other material adverse impacts.
GENERAL RISK FACTORS
Changes in management’s estimates and assumptions may have a material impact on the company’s consolidated financial statements and financial or operational performance in any given period In preparing the company’s periodic reports under the Securities Exchange Act of 1934, including its financial statements, Chevron’s management is required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include impairments to property, plant and equipment and investments in affiliates; estimates of crude oil and natural gas recoverable reserves; accruals for estimated liabilities, including litigation reserves; estimates for decommissioning obligations, including for previously divested assets; and measurement of benefit obligations for pension and other post-employment benefit plans. Changes in estimates or assumptions or the information underlying the assumptions, such as changes in the company’s business plans, general market conditions, the pace of energy transition, or changes in the company’s outlook on commodity prices, could affect reported amounts of assets, liabilities or expenses.
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
Chevron’s Chief Information Officer (CIO) oversees Chevron’s broader IT program, which includes the company’s cybersecurity program and its ability to remediate and recover from a cybersecurity incident to minimize business and operational impacts. Chevron’s CIO joined Chevron in 2024, bringing more than 20 years of experience leading global innovation initiatives in digital, data, full supply chains, vehicle commerce, energy, and IT operations for technology and automotive companies. Chevron’s Chief Information Security Officer (CISO) reports to the CIO and leads a global cybersecurity team.

Chevron operates four Cyber Intelligence Centers around the world, some co-located with critical assets, with cyber professionals who monitor and respond to cyber threats 24 hours a day, 365 days a year, to limit the scope and impact of cyber incidents in its networks. The cybersecurity organization provides the IT leadership, which includes Chevron’s CIO, with regular cybersecurity operations reports detailing prevention, detection, mitigation and remediation efforts associated with cyber incidents, both on Chevron’s networks and third-party supplier networks. The leadership of the cybersecurity organization has authority to mobilize a cross-functional cyber incident response team, including outside cybersecurity experts, to drive mitigation and remediation actions. Status updates on incidents are provided to senior management and to the Board, as appropriate.
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
The company’s approach to managing risks, including cybersecurity risks, is embedded within the enterprise Operational Excellence (OE) Management System (OEMS). The OEMS provides a systematic process that enables the company to manage risk and implement safeguards and foster a culture of learning across different focus areas for Chevron’s business, including cybersecurity. The company’s Business Continuity Planning OE Process, a component of the OEMS, is designed to prepare Chevron to continue operations during an unplanned event or disruption, which aligns with its OE objective to prevent high-consequence security and cybersecurity incidents. Chevron works to identify critical business processes and dependent IT applications and document the processes for continuing operations without IT systems. Cross-functional teams also conduct regular multidisciplinary exercises to test and improve response plans.
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
Item 2. Properties
The location and character of the company’s crude oil and natural gas properties and its refining, marketing, transportation, and chemicals facilities are described beginning on page 3 under Item 1. Business. Information required by Subpart 1200 of Regulation S-K (“Disclosure by Registrants Engaged in Oil and Gas Producing Activities”) is also contained in Item 1 and in Tables I through VII on pages 104 through 114 and Note 18 Properties, Plant and Equipment.

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
As previously disclosed, on May 20, 2024, the New Mexico Environment Department issued a Notice of Violation (NOV) to Chevron for alleged violations of state and federal regulations of air quality between October 2022 and September 2023 at different Chevron facilities in New Mexico. Resolution of the alleged violations may result in the payment of a civil penalty of $1.0 million or more.
On May 26, 2023, Chevron’s refinery in El Segundo, California notified the U.S. EPA that it had inadvertently overstated the number of biofuel credits generated by co-processing in 2022 in violation of the Renewable Fuel Standard program. The parties began negotiating a resolution of the violation in October 2024. Resolution of the violation may result in the payment of a civil penalty of $1.0 million or more.
On October 31, 2024, California’s Bay Area Air District (formerly Bay Area Air Quality Management District) issued two NOVs for the alleged noncompliance with permit conditions that governed operation of certain equipment associated with low-NOx burners at the thermal oxidizers and stack gas heaters for sulfur recovery units 1 & 2 at Chevron’s refinery in Richmond, California. Resolution of the alleged violations may result in the payment of a civil penalty of $1.0 million or more.
As previously disclosed, in April 2015, Noble Energy, Inc. (Noble) entered into a joint consent decree (Consent Decree) with the United States Department of Justice, the U.S. EPA, and the State of Colorado to improve emission control systems at a number of condensate storage tanks within the Denver-Julesburg (DJ) Basin. The associated civil penalty was paid by Noble previously, and Chevron paid $1.5 million in stipulated penalties for noncompliance with the Consent Decree in August 2024. On December 20, 2024, the parties entered a joint stipulation terminating the Consent Decree, which was approved by the U.S. District Court. Accordingly, the Consent Decree has been terminated and no outstanding obligations remain.
Please see information related to other legal proceedings in Note 16 Litigation.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The company’s common stock is listed on the New York Stock Exchange (trading symbol: CVX). As of February 7, 2025, stockholders of record numbered approximately 95,000. There are no restrictions on the company’s ability to pay dividends. The information on Chevron’s dividends are contained in the Quarterly Results tabulation.
Chevron Corporation Issuer Purchases of Equity Securities for Quarter Ended December 31, 2024

	Total Number	Average	Total Number of Shares	Approximate Dollar Values of Shares that
	of Shares	Price Paid	Purchased as Part of Publicly	May Yet be Purchased Under the Program
Period	Purchased [1,2]	per Share	Announced Program	(Billions of dollars)[2]
October 1 - October 31, 2024	9,521,027	$150.02	9,520,248	$51.7
November 1 - November 30, 2024	7,067,420	$158.89	7,067,420	$50.5
December 1 - December 31, 2024	12,874,652	$151.37	12,874,652	$48.6
Total October 1 - December 31, 2024	29,463,099	$152.74	29,462,320
1 Includes common shared repurchased from participants in the company’s deferred compensation plans for personal income tax withholdings.
2 Refer to Liquidity and Capital Resources for additional detail regarding the company's authorized stock repurchase program.

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
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures The company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, management concluded that the company’s disclosure controls and procedures were effective as of December 31, 2024.
(b) Management’s Report on Internal Control Over Financial Reporting The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). The company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, the company’s management concluded that internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included herein.

(c) Changes in Internal Control Over Financial Reporting During the quarter ended December 31, 2024, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Plan Elections
Michael K. Wirth, Chairman of the Board and Chief Executive Officer, entered into a pre-arranged stock trading plan on November 6, 2024. Mr. Wirth’s plan provides for the potential exercise of vested stock options and the associated sale of up to 320,700 shares of Chevron common stock between February 26, 2025, and February 28, 2026.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our Executive Officers at February 21, 2025
Members of the Corporation’s Executive Committee are the Executive Officers of the Corporation:

Name	Age	Current and Prior Positions (up to five years)	Primary Areas of Responsibility
Michael K. Wirth	64	Chairman of the Board and Chief Executive Officer (since Feb 2018)	Chairman of the Board and Chief Executive Officer
Eimear P. Bonner	50
Vice President (since Aug 2021); Chief Financial Officer (since Mar 2024)
President and Chief Technology Officer, Chevron Technical Center (Feb 2021 - Dec 2023)
General Director, Tengizchevroil (Dec 2018 - Jan 2021)
			Finance; Investor Relations
Mark A. Nelson	61
Vice Chairman (since Feb 2023); Executive Vice President, Oil, Products & Gas (since Oct 2024)
Executive Vice President, Strategy, Policy & Development (Oct
  2022 - Sep 2023)
Executive Vice President, Downstream (Mar 2019 - Sep 2022)
Upstream - Worldwide Exploration and Production;
Downstream - Worldwide Manufacturing, Marketing, Lubricants, and Chemicals;
			Midstream - Worldwide; Asset Performance and Process Safety; Health, Safety and Environment; Supply Chain Management
Jeff B. Gustavson	52	Vice President, Lower Carbon Energies (since Aug 2021) Vice President, Midcontinent (Feb 2018 - Jul 2021)	Lower Carbon Solutions
Balaji Krishnamurthy	48
Vice President (since Oct 2022); Vice President, Chevron Technical Center (since Jan 2024)
Vice President, Strategy & Sustainability (Oct 2022 - Sep 2023)
President, Chevron Canada Limited (Jun 2021 - Sep 2022)
General Manager, Corporate Transformation and Integration Management (Dec 2019 - May 2021)
			Subsurface; Global Reserves; Wells; Facilities Designs and Solutions; Capital Projects; Technology Strategy Execution and Performance; Information Technology; Environmental Management; Innovation
R. Hewitt Pate	62	Vice President and General Counsel (since Aug 2009)	Law, Governance and Compliance

The information about directors required by Item 401(a), (d), (e) and (f) of Regulation S-K and contained under the heading “Election of Directors” in the Notice of the 2025 Annual Meeting of Stockholders and 2025 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Exchange Act in connection with the company’s 2025 Annual Meeting (the 2025 Proxy Statement), is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 406 of Regulation S-K and contained under the heading “Business Conduct and Ethics Code” in the 2025 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 407(d)(4) and (5) of Regulation S-K and contained under the heading “Corporate Governance — Board Committees” in the 2025 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 408(b) of Regulation S-K and contained under the heading “Insider Trading and Prohibited Transactions Involving Chevron Securities” in the 2025 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K and contained under the headings “Executive Compensation,” “Director Compensation” and “CEO Pay Ratio” in the 2025 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 407(e)(5) of Regulation S-K and contained under the heading “Corporate Governance — Management Compensation Committee Report” in the 2025 Proxy Statement is incorporated herein by reference into this

Annual Report on Form 10-K. Pursuant to the rules and regulations of the SEC under the Exchange Act, the information under such caption incorporated by reference from the 2025 Proxy Statement shall not be deemed to be “soliciting material,” or to be “filed” with the Commission, or subject to Regulation 14A or 14C or the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K and contained under the heading “Stock Ownership Information — Security Ownership of Certain Beneficial Owners and Management” in the 2025 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 201(d) of Regulation S-K and contained under the heading “Equity Compensation Plan Information” in the 2025 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 of Regulation S-K and contained under the heading “Related Person Transactions” in the 2025 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 407(a) of Regulation S-K and contained under the heading “Corporate Governance — Director Independence” in the 2025 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A and contained under the heading “Board Proposal to Ratify PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for 2025” in the 2025 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Financial Table of Contents	Table of Contents

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
Key Financial Results

Millions of dollars, except per-share amounts	2024	2023	2022
Net Income (Loss) Attributable to Chevron Corporation	$17,661	$21,369	$35,465
Per Share Amounts:
Net Income (Loss) Attributable to Chevron Corporation
– Basic	$9.76	$11.41	$18.36
– Diluted	$9.72	$11.36	$18.28
Dividends	$6.52	$6.04	$5.68
Sales and Other Operating Revenues	$193,414	$196,913	$235,717
Return on:
Capital Employed	10.1%	11.9%	20.3%
Stockholders’ Equity	11.3%	13.3%	23.8%
Earnings by Major Operating Area
Millions of dollars	2024	2023	2022
Upstream
United States	$7,602	$4,148	$12,621
International	11,000	13,290	17,663
Total Upstream	18,602	17,438	30,284
Downstream
United States	531	3,904	5,394
International	1,196	2,233	2,761
Total Downstream	1,727	6,137	8,155
All Other	(2,668)	(2,206)	(2,974)
Net Income (Loss) Attributable to Chevron Corporation[1,2]	$17,661	$21,369	$35,465
[1] Includes foreign currency effects:	$520	$(224)	$669
[2] Income net of tax, also referred to as “earnings” in the discussions that follow.
Refer to the Results of Operations section for a discussion of financial results by major operating area for the three years ended December 31, 2024. Throughout the document, certain totals and percentages may not sum to their component parts due to rounding.
Business Environment and Outlook
Chevron Corporation is a global energy company with direct and indirect subsidiaries and affiliates that conduct substantial business activities in the following countries: Angola, Argentina, Australia, Bangladesh, Brazil, Canada, China, Egypt, Equatorial Guinea, Israel, Kazakhstan, Mexico, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait, the Philippines, Singapore, South Korea, Thailand, the United Kingdom, the United States and Venezuela.
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
Some governments, companies, communities and other stakeholders are supporting efforts to address climate change. International initiatives and national, regional and state legislation and regulations that aim to directly or indirectly reduce GHG emissions are in various stages of design, adoption and implementation. These policies and programs, some of which support the global net zero emissions ambitions of the Paris Agreement, can change the amount of energy consumed, the rate of energy-demand growth, the energy mix and the relative economics of one fuel versus another. Implementation of jurisdiction-specific policies and programs can be dependent on, and can affect the pace of, technological advancements; the granting of necessary permits by governing authorities; the availability and acceptability of cost-effective, verifiable carbon credits; the availability of suppliers that can meet our sustainability-related standards; evolving regulatory or other requirements affecting ESG standards or disclosures and evolving standards and regulations for tracking, reporting, marketing and advertising relating to emissions and emission reductions and removals.
Some of these policies and programs include renewable and low carbon fuel standards, such as the Renewable Fuel Standard program in the U.S. and California’s Low Carbon Fuel Standard; programs that price GHG emissions, including

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

California’s Cap-and-Trade Program; performance standards, including methane-specific regulations such as the United States Environmental Protection Agency (U.S. EPA) Standards of Performance for New, Reconstructed, and Modified Sources and Emissions Guidelines for Existing Sources; and measures that provide various incentives for lower carbon activities, including carbon capture and storage and the production of hydrogen and sustainable aviation fuel, such as the U.S. Inflation Reduction Act. Requirements for these and other similar policies and programs are complex, ever changing, program specific and encompass: (1) the blending of renewable fuels into transportation fuels; (2) the purchasing, selling, utilizing and retiring of allowances and carbon credits; and (3) other emissions reduction measures including efficiency improvements and capturing GHG emissions. These compliance policies and programs have had and may continue to have negative impacts on the company now and in the future including, but not limited to, the displacement of hydrocarbon and other products and/or the impairment of assets. These policies have also enabled opportunities for Chevron in its lower carbon business lines. For example, Renewable Energy Group, Inc. (REG) produces most of Chevron’s renewable fuels offering and generates a substantial amount of the company’s carbon credit generation activities. Although we expect the company’s costs to comply with these policies and programs to continue to increase, these costs currently do not have a material impact on the company’s financial condition or results of operations.
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
The company will continue to develop oil and gas resources to meet customers’ and consumers’ demand for energy. At the same time, Chevron believes that the future of energy is lower carbon. The company will continue to maintain flexibility in its portfolio to be responsive to changes in policy, technology, and customer and consumer preferences. Chevron aims to grow its oil and gas business, lower the carbon intensity of its operations and grow new businesses in renewable fuels, carbon capture and offsets, hydrogen, power generation for data centers, and emerging technologies. To grow its new businesses, Chevron plans to target sectors of the economy where emissions are harder to abate or that cannot be easily electrified, while leveraging the company’s capabilities, assets, partnerships and customer relationships. The company’s oil and gas business may increase or decrease depending upon market, economic, legislative and regulatory forces, among other factors.
In 2021, Chevron announced aspirations and targets that align with its strategy, as noted below. Chevron uses emissions intensity targets, which enable the company to assess, quantify and transparently communicate its own carbon performance in a standardized way. Chevron regularly evaluates its aspirations, targets and goals and expects to change or eliminate some of its aspirations, targets and goals for various reasons, including market conditions; its strategy or portfolio; and financial, operational, policy, reputational, legal and other factors.
The company’s ability to achieve any aspiration, target or goal is subject to numerous risks and contingencies, many of which are outside of Chevron’s control. Examples of such risks and contingencies include: (1) sufficient and substantial advances in technology, including the continuing progress of commercially viable technologies and low- or non-carbon-based energy sources; (2) laws, governmental regulation, policies, and other enabling actions, including those regarding subsidies, tax and other incentives as well as the granting of necessary permits by governing authorities; (3) the availability and acceptability of cost-effective, verifiable carbon credits; (4) the availability of suppliers that can meet our

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

sustainability-related standards; (5) evolving regulatory requirements, including changes to IPCC’s Global Warming Potentials and the U.S. EPA Greenhouse Gas Reporting Program, affecting ESG standards or disclosures; (6) evolving standards for tracking and reporting on emissions and emission reductions and removals; (7) customers’ and consumers’ preferences and use of the company’s products or substitute products; (8) actions taken by the company’s competitors in response to legislation and regulations; and (9) successful negotiations for carbon capture and storage and nature-based solutions with customers, suppliers, partners and governments. Please refer to “Risk Factors” in Part I, Item 1A, on pages 23 through 27 for further discussion of GHG regulation and climate change and the associated risks to Chevron’s business, including the risks impacting Chevron’s strategy, aspirations, targets and disclosures related to environmental, social, and governance matters.
2050 Net Zero Upstream Aspiration Chevron aspires to achieve net zero for upstream production Scope 1 and 2 GHG emissions on an equity basis by 2050. The company believes accomplishing this aspiration depends on, among other things, sufficient and substantial advances in technology, including the continuing progress of commercially viable technologies and low- or non-carbon-based energy sources; enabling policies and other actions by governing authorities, including those regarding subsidies, tax and other incentives as well as the granting of necessary permits; successful negotiations for carbon capture and storage and nature-based solutions with customers, suppliers, partners and governments; market conditions; and the availability and acceptability of cost-effective, verifiable carbon credits.
2028 Upstream Production GHG Intensity Targets These metrics include Scope 1 (direct emissions) and Scope 2 (indirect emissions associated with imported electricity and steam) and are net of emissions from exported electricity and steam. The 2028 GHG emissions intensity targets on an equity ownership basis include:
•Oil production GHG intensity of 24 kilograms (kg) carbon dioxide equivalent per barrel of oil-equivalent (CO2e/boe),
•Gas production GHG intensity of 24 kg CO2e/boe,
•Methane intensity of 2 kg CO2e/boe, and
•Flaring GHG intensity of 3 kg CO2e/boe.
The company also targets zero routine flaring by 2030 as outlined in the World Bank’s “Zero Routine Flaring by 2030” initiative.
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
Planned Lower-Carbon Capital Spend through 2028 In 2021, the company guided to capital spend of approximately $10 billion through 2028 to advance its lower carbon ambitions, which includes approximately $2 billion to lower the carbon intensity of its oil and gas operations, and approximately $8 billion for lower carbon investments including in renewable fuels, hydrogen and carbon capture and offsets. Beyond 2028, the company anticipates capital spending will be necessary to progress the company’s 2050 upstream production Scope 1 and 2 net zero aspiration and building of its lower carbon business lines.
Since 2021, the company has spent $7.7 billion in lower carbon investments, including $2.9 billion associated with the acquisition of REG in 2022.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

In December 2021, the Organization for Economic Co-operation and Development (OECD) issued model rules for a new 15 percent global minimum tax (Pillar Two), and various jurisdictions in which the company operates enacted or are in the process of enacting Pillar Two legislation. Certain aspects of the tax under the Pillar Two framework became effective in 2024 in some jurisdictions and will be effective in 2025 (or later) in others. Pillar Two did not have a material impact on the company’s results of operations in 2024. Although we do not currently expect that Pillar Two will have a material impact on our future results of operations, we are continuing to evaluate the impact of pending legislative adoption by individual countries.
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
Trends in the costs of goods and services vary by spend category. The labor market remains tight, and suppliers are passing along wage rate increases for labor intensive operations. Chevron has applied inflation mitigation strategies in an effort to temper these cost increases, including fixed price and index-based contracts. Lead times for key capital equipment remain long and availability of offshore and specialized equipment is under pressure, with some experiencing upward pricing movements. In the United States, cost pressures for materials and standard onshore drilling and completion equipment continue to ease. Chevron has addressed equipment cost increases and long lead times by partnering with suppliers on demand planning, volume commitments, standardization and scope optimization.
In February 2025, the U.S. announced the imposition of tariffs on imports from several U.S. trade partners and could announce additional tariffs in future periods. There is significant uncertainty as to the duration of these and any further tariffs, and the impacts these tariffs and any corresponding retaliatory tariffs will have on the company and its suppliers. The financial impacts of the tariffs are currently not expected to be material; however, the ultimate impact on the company’s results of operations and financial condition remains uncertain.
Refer to the Cautionary Statement Relevant to Forward-Looking Information on page 2 and to Item 1A. Risk Factors for a discussion of some of the inherent risks that could materially impact the company’s results of operations or financial condition.
Acquisition and Disposition of Assets The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value and to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. The company is targeting $10-15 billion of asset sales over the five-year period ending in 2028. From 2024 through January 2025, the company has generated approximately $8 billion of asset sales proceeds. Asset dispositions and restructurings may result in significant gains or losses in future periods.
In addition, some assets are divested along with their related liabilities, such as decommissioning obligations. In certain instances, such transferred obligations have returned and may continue to return to the company and result in losses that could be significant. For example, in fourth quarter 2023, the company recognized charges for decommissioning obligations from certain previously divested assets in the Gulf of America. In 2024, the company spent $235 million related to these obligations and anticipates spending an additional $200-300 million annually through 2033. To the extent the current owners of the company’s previously divested assets default on their decommissioning obligations, regulators may require that Chevron assume such obligations. The company could have additional significant obligations revert, primarily in the United States. The company is not currently aware of any such obligations that are reasonably possible to be material. Refer to Note 24. Other Contingencies and Commitments for additional information.
In December 2024, the company sold its 20 percent non-operated interest in the Athabasca Oil Sands Project and 70 percent operated interest in the Duvernay shale in Alberta, Canada, to Canadian Natural Resources Limited for $6.5 billion before taxes, and expects to make tax payments totaling $1.5 billion in first quarter 2025. In 2024, these assets produced 86 thousand barrels of oil-equivalent per day and generated over $2.2 billion of sales and approximately $590 million of operational net income. As part of the sale, the buyer assumed decommissioning obligations for the transferred assets.
In October 2023, the company announced that it had entered into a definitive merger agreement with Hess Corporation. Refer to Note 30. Agreement to Acquire Hess Corporation for additional information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Other Impacts The company closely monitors developments in the financial and credit markets, the level of worldwide economic activity, and the implications for the company of movements in prices for crude oil, natural gas and natural gas liquids (NGLs). Management takes these developments into account in the conduct of daily operations and for business planning.
In fourth quarter 2024, the company announced plans to achieve $2-3 billion in structural cost reductions by the end of 2026. These cost savings will largely come from optimizing the portfolio, leveraging technology to enhance productivity, and changing how and where work is performed, including expanded use of global capability centers. In relation to these efforts, the company recognized a restructuring charge of $715 million after tax in fourth quarter 2024, with associated cash outflows anticipated over the next two years. The company continues to evaluate incremental cost reduction opportunities and could incur additional restructuring and reorganization charges in future periods. This will have an impact on the company’s pension and Other Post-Employment Benefit (OPEB) plans; however, the impact is not yet estimable and any impacts will be recognized in future periods.
Earnings trends for the company’s major business areas are described as follows:
Upstream Earnings for the upstream segment are closely aligned with industry prices for crude oil, natural gas and NGLs. These prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry production and inventory levels, technology advancements, production quotas or other actions imposed by OPEC+ countries, actions of regulators, weather-related damage and disruptions, competing fuel prices, natural and human causes beyond the company’s control, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty. Any of these factors could also inhibit the company’s production capacity in an affected region. The company closely monitors developments in the countries in which it operates and holds investments and seeks to manage risks in operating its facilities and businesses.
The longer-term trend in earnings for the upstream segment is also a function of other factors, including the company’s ability to efficiently find, acquire and produce crude oil, natural gas and NGLs, changes in fiscal terms of contracts, the pace of energy transition, and changes in tax, environmental and other applicable laws and regulations.
In April 2024, Tengizchevroil LLP (TCO) achieved start-up of the Wellhead Pressure Management Project (WPMP) and at year-end 2024, all four pressure boost facility compressors are online and all metering stations have been converted to low pressure. In January 2025, TCO started oil production at its Future Growth Project, which is expected to contribute to higher free cash flow.
Chevron has interests in Venezuelan assets operated by independent affiliates. Chevron has been conducting limited activities in Venezuela consistent with the authorization provided pursuant to licenses issued by the United States government. In fourth quarter 2022, Chevron received General License 41 from the United States government, enabling the company to resume activity in Venezuela subject to certain limitations, and the company continues such activities under this General License. The financial results for Chevron’s business in Venezuela are being recorded as non-equity investments since 2020, where income is only recognized when cash is received and production and reserves are not included in the company’s results. Crude oil liftings in Venezuela started in first quarter 2023, which have positively impacted the company’s results. The company’s independent affiliates have continued to maintain safe and reliable operations; however, future impact on results of operations and financial condition remain uncertain.
Chevron maintains an equity interest in the Caspian Pipeline Consortium (CPC) which provides a primary export route for Tengiz field production in Kazakhstan. An adverse event or incident affecting CPC operations, which CPC has experienced from time to time, could have a negative impact on the Tengiz field and the company’s results of operations and financial position. The financial impacts of such risks, including presently imposed sanctions and the February 2025 drone attack on the CPC pumping station, remain uncertain.
Other governments (including Russia) have imposed and may impose additional sanctions and other trade laws, restrictions and regulations that could lead to disruption in our ability to produce, transport and/or export crude in the region around Russia.
Chevron holds a 39.7 percent interest in the Leviathan field and a 25 percent interest in the Tamar field in Israel. Despite the ongoing conflict between Israel and various regional adversaries, the company continues to maintain safe and reliable operations while meeting its contractual commitments. The company continues to monitor the ongoing conflict in the region and any future impacts on the company’s results of operations and financial condition remain uncertain.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Chevron operates and holds interests in the Bibiyana, Jalalabad and Moulavi Bazar fields in Bangladesh. Recent political unrest in the country has not impacted the company’s operations to date; however, the future impacts, if any, on the company’s results of operations and financial condition remain uncertain.
Commodity Prices The following chart shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil and U.S. Henry Hub natural gas. The Brent price averaged $81 per barrel for the full-year 2024, compared to $83 in 2023. As of mid-February 2025, the Brent price was $75 per barrel. The WTI price averaged $76 per barrel for the full-year 2024, compared to $78 in 2023. As of mid-February 2025, the WTI price was $71 per barrel. The majority of the company’s equity crude production is priced based on the Brent benchmark. The U.S. Henry Hub natural gas price averaged $2.25 per thousand cubic feet (MCF) for the full-year 2024, compared to $2.56 in 2023. As of mid-February 2025, the Henry Hub price was $4.42 per MCF. See page 47 for the company’s U.S. and international average realizations for each of the past three years.
Crude prices in 2024 were influenced by geopolitical conflict and OPEC+ supply restraint, which was offset by factors such as non-OPEC supply growth and slowing demand growth.
In contrast to price movements in the global market for crude oil, prices for natural gas are also impacted by regional supply and demand and infrastructure conditions in local markets. In the United States, lower Henry Hub prices were driven by high storage levels, strong production, and delayed starts to liquefied natural gas (LNG) export projects.
Outside the United States, prices for natural gas also depend on a wide range of supply, demand and regulatory circumstances. The company’s long-term contract prices for LNG are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG projects is committed under binding long-term contracts, with some sold in the Asian spot LNG market.
Production The company’s worldwide net oil-equivalent production in 2024 was 3.3 million barrels per day, 7 percent higher than in 2023 primarily due to the full-year of legacy PDC Energy, Inc. (PDC) production and growth in the Permian Basin. About 20 percent of the company’s net oil-equivalent production in 2024 occurred in OPEC+ member countries of Equatorial Guinea, Kazakhstan, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait and the Republic of Congo.
The company estimates its net oil-equivalent production in 2025 to increase six to eight percent over 2024, assuming a Brent crude oil price of $70 per barrel and excluding expected asset sales. This estimate is subject to many factors and uncertainties, including quotas or other actions that may be imposed by OPEC+; price effects on entitlement volumes; changes in fiscal terms or restrictions on the scope of company operations; delays in construction; reservoir performance; greater-than-expected declines in production from mature fields; start-up or ramp-up of projects; acquisition and divestment of assets; fluctuations in demand for crude oil and natural gas in various markets; weather conditions that may shut in production; civil unrest; changing geopolitics; delays in completion of maintenance turnarounds; storage constraints or economic conditions that could lead to shut-in production; or other disruptions to operations. The outlook for future

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

production levels is also affected by the size and number of economic investment opportunities and the time lag between initial exploration and the beginning of production.

Net crude oil production Thousands of barrels per day

Affiliates

Europe

Australia

Asia

Africa

Other Americas

United States

Net natural gas liquids production Thousands of barrels per day

Affiliates

Europe

Australia

Asia

Africa

Other Americas

United States

Net natural gas production Millions of cubic feet per day

Affiliates

Europe

Australia

Asia

Africa

Other Americas

United States

Net proved reserves by geographic area Billions of BOE*

Affiliates

Europe

Australia

Asia

Africa

Other Americas

United States

*barrels of oil-equivalent

Net proved reserves by product Billions of BOE*

Natural gas

Natural gas liquids

Crude oil

*barrels of oil-equivalent
Proved Reserves Net proved reserves for consolidated companies and affiliated companies totaled 9.8 billion barrels of oil-equivalent at year-end 2024, a decrease from year-end 2023. The reserve replacement ratio in 2024 was negative 4 percent. The 5 and 10 year reserve replacement ratios were 72 percent and 88 percent, respectively. Refer to Table V for a tabulation of the company’s proved net oil and gas reserves by geographic area, at the beginning of 2022 and each year-end from 2022 through 2024, and an accompanying discussion of major changes to proved reserves by geographic area for the three-year period ending December 31, 2024.
Refer to the “Results of Operations” section on pages 43 for additional discussion of the company’s upstream business.
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
The company’s most significant marketing areas are the West Coast and Gulf Coast of the United States and Asia Pacific. Chevron operates or has significant ownership interests in refineries in each of these areas. The company is also one of the largest renewable fuels producers in the United States.
Refer to the “Results of Operations” section on page 44 for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Noteworthy Developments
Key noteworthy developments and other events during 2024 and early 2025 included the following:
Angola Added frontier exploration acreage positions in the deepwater lower Congo Basin.
Angola Achieved first gas on the Sanha Lean Gas Connection project, securing incremental natural gas supply to the Angola Liquefied Natural Gas facility.
Australia Announced asset exchange of North West Shelf Assets for Wheatstone Assets and Julimar/Brunello fields.
Australia Received two offshore greenhouse gas assessment permits, covering an area of approximately 10,700 km2, to assess future carbon dioxide storage.
Brazil Secured 15 exploration blocks in the South Santos and Pelotas Basins.
Canada Sold the company’s interest in the Athabasca Oil Sands Project and Duvernay shale for $6.5 billion.
Equatorial Guinea Signed agreements to acquire two exploration blocks offshore Bioko Island.
Israel Reached final investment decision to add midstream infrastructure that is expected to increase production capacity at the Tamar gas field in Israel to 1.6 billion cubic feet per day.
Kazakhstan Completed the Wellhead Pressure Management Project and, in January 2025, started production at the Future Growth Project, which is expected to ramp up total output to around one million barrels of oil equivalent per day at the company’s 50 percent-owned affiliate, Tengizchevroil LLP in Kazakhstan.
Myanmar Withdrew from Chevron’s nonoperated working interests effective April 1, 2024.
Namibia Signed agreements to acquire 80 percent working interest in Petroleum Exploration License 82 in the Walvis Basin.
Nigeria Extended the Meji field offshore Nigeria with a near-field discovery and renewed the Agbami deep-water concession through 2044.
Republic of Congo Sold the company’s 31.5 percent nonoperated working interest in the offshore Haute Mer permit area and its 15.75 percent interest in the Republic of Congo portion of Lianzi in January 2025.
United States Reached final investment decision to build an oilseed processing plant in Louisiana through the company’s joint venture Bunge Chevron Ag Renewables LLC.
United States Drilled onshore and offshore stratigraphic wells to delineate carbon dioxide storage potential through the company’s joint venture Bayou Bend CCS LLC.
United States Launched a $500 million Future Energy Fund III focused on venture investments in technology-based solutions that have the potential to enable affordable, reliable and lower carbon energy.
United States Progressed the company’s pending merger with Hess Corporation by securing Hess stockholder approval and clearing Federal Trade Commission antitrust review.
United States Started production at the industry-first 20,000 pounds per square inch deepwater Anchor project, began water injection to boost production from the St. Malo and Tahiti fields, and in January 2025 started production from the Whale semi-submersible platform in the Gulf of America.
United States Upgraded the Pasadena Refinery, which is expected to increase product flexibility and expand the processing capacity of lighter crude oil to 125,000 barrels per day.
United States Completed projects and operational changes designed to abate over 700,000 tonnes of carbon dioxide-equivalent from the company’s operations.
United States Announced plans to jointly develop scalable power solutions using natural gas-fired turbines with flexibility to integrate carbon capture and storage to support growing energy demand from U.S. data centers.
Uruguay Entered an agreement to assume a 60 percent operated interest in Uruguay’s AREA OFF-1 offshore exploration block.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Common Stock Dividends The 2024 annual dividend was $6.52 per share, making 2024 the 37th consecutive year that the company increased its annual per share dividend payout. In January 2025, the company’s Board of Directors increased its quarterly dividend by $0.08 per share, approximately five percent, to $1.71 per share payable in March 2025.
Common Stock Repurchase Program The company repurchased $15.2 billion of its common stock in 2024 under its stock repurchase program. For more information on the common stock repurchase program, see Liquidity and Capital Resources.
Results of Operations
The following section presents the results of operations and variances on an after-tax basis for the company’s business segments – Upstream and Downstream – as well as for “All Other.” Earnings are also presented for the U.S. and international geographic areas of the Upstream and Downstream business segments. Refer to Note 14 Operating Segments and Geographic Data for a discussion of the company’s “reportable segments.” This section should also be read in conjunction with the discussion in Business Environment and Outlook. Refer to the Selected Operating Data for a three-year comparison of production volumes, refined product sales volumes and refinery inputs. A discussion of variances between 2023 and 2022 can be found in the “Results of Operations” section on pages 41 through 43 of the company’s 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024.

Worldwide Upstream earnings Billions of Dollars

United States

International

Worldwide Downstream earnings Billions of dollars

United States

International

U.S. refined product sales Thousands of barrels per day

Other

Fuel oil

Diesel/Gas oil

Jet fuel

Gasoline

International refined product sales* Thousands of barrels per day

Other

Fuel oil

Diesel/Gas oil

Jet fuel

Gasoline

*includes equity share in affiliates

U.S. Upstream

	Unit *	2024	2023	2022
Earnings	$MM	$7,602	$4,148	$12,621
Net Oil-Equivalent Production	MBOED	1,599	1,349	1,181
Liquids Production	MBD	1,152	997	888
Natural Gas Production	MMCFD	2,684	2,112	1,758
Liquids Realization	$/BBL	$56.24	$59.19	$76.71
Natural Gas Realization	$/MCF	$1.04	$1.67	$5.55
* MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.
U.S. upstream earnings increased by $3.5 billion primarily due to higher sales volumes of $2.2 billion, including from legacy PDC assets, and the absence of charges from decommissioning obligations for previously divested assets in the Gulf of America of $1.9 billion, partly offset by lower realizations of $790 million.
Net oil-equivalent production was up 250,000 barrels per day, or 19 percent, primarily due to full-year of legacy PDC production and growth in the Permian Basin.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

International Upstream

	Unit[2]	2024	2023	2022
Earnings[1]	$MM	$11,000	$13,290	$17,663
Net Oil-Equivalent Production	MBOED	1,739	1,771	1,818
Liquids Production	MBD	823	833	831
Natural Gas Production	MMCFD	5,494	5,632	5,919
Liquids Realization	$/BBL	$71.38	$71.70	$90.71
Natural Gas Realization	$/MCF	$7.32	$7.69	$9.75
[1] Includes foreign currency effects:		$395	$376	$816
2 MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.
International upstream earnings decreased by $2.3 billion primarily due to lower realizations of $770 million, higher operating expenses of $580 million, lower sales volumes of $570 million and absence of favorable one-time tax benefit in Nigeria of $560 million. Foreign currency effects had a favorable impact on earnings of $19 million between periods.
Net oil-equivalent production was down 32,000 barrels per day, or 2 percent. The decrease was primarily due to downtime at TCO and Nigeria, and withdrawal from Myanmar, partly offset by entitlement effects.
U.S. Downstream

	Unit *	2024	2023	2022
Earnings	$MM	$531	$3,904	$5,394
Refinery Crude Unit Inputs	MBD	917	962	924
Refined Product Sales	MBD	1,286	1,287	1,228
* MBD — thousands of barrels per day.
U.S. downstream earnings decreased by $3.4 billion primarily due to lower margins on refined product sales of $2.6 billion and higher operating expenses of $810 million.
Refinery crude unit inputs were down 45,000 barrels per day, or 5 percent, primarily due to the upgrade of the Pasadena, Texas refinery that was completed during the fourth quarter 2024 and downtime at the Pascagoula, Mississippi refinery.
Refined product sales were down 1,000 barrels per day.
International Downstream

	Unit [2]	2024	2023	2022
Earnings [1]	$MM	$1,196	$2,233	$2,761
Refinery Crude Unit Inputs	MBD	646	636	652
Refined Product Sales	MBD	1,495	1,445	1,386
[1] Includes foreign currency effects:		$126	$(12)	$235
2 MBD — thousands of barrels per day.
International downstream earnings decreased by $1.0 billion primarily due to lower margins on refined product sales of $880 million and impairments of $190 million. Foreign currency effects had a favorable impact on earnings of $138 million between periods.
Refinery crude unit inputs were up 10,000 barrels per day, or 2 percent.
Refined product sales were up 50,000 barrels per day, or 3 percent, primarily due to increased trading volumes.
All Other

	Unit	2024	2023	2022
Net charges*	$MM	$(2,668)	$(2,206)	$(2,974)
*Includes foreign currency effects:		$(1)	$(588)	$(382)
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, and technology companies.
Net charges increased by $462 million primarily due to higher employee benefit costs, severance charges, lower interest income and higher interest expense, partially offset by a favorable swing of $587 million in foreign currency effects.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Consolidated Statement of Income
Comparative amounts for certain income statement categories are shown below. A discussion of variances between 2023 and 2022 can be found in the “Consolidated Statement of Income” section on pages 43 and 44 of the company’s 2023 Annual Report on Form 10-K.

Millions of dollars	2024	2023	2022
Sales and other operating revenues	$193,414	$196,913	$235,717
Sales and other operating revenues decreased in 2024 mainly due to lower commodity prices, partially offset by higher crude oil, natural gas and refined product sales volumes.

Millions of dollars	2024	2023	2022
Income (loss) from equity affiliates	$4,596	$5,131	$8,585
Income from equity affiliates decreased in 2024 mainly due to lower downstream-related earnings from GS Caltex in South Korea and lower upstream-related earnings from Tengizchevroil in Kazakhstan, partially offset by an absence of certain U.S. upstream equity affiliate impairments and higher downstream-related earnings from Chevron Phillips Chemical Company LLC (CPChem). Refer to Note 15 Investments and Advances for a discussion of Chevron’s investments in affiliated companies.

Millions of dollars	2024	2023	2022
Other income (loss)	$4,782	$(1,095)	$1,950
Other income increased in 2024 mainly due to the absence of charges related to decommissioning obligations from previously divested oil and gas production assets in the Gulf of America, before tax gains on asset sales in Canada, a favorable swing in foreign currency effects and higher dividend income.

Millions of dollars	2024	2023	2022
Purchased crude oil and products	$119,206	$119,196	$145,416
Crude oil and product purchases remained fairly flat in 2024 as lower crude and refined product prices were partially offset by higher crude oil and refined product volumes.

Millions of dollars	2024	2023	2022
Operating, selling, general and administrative expenses	$32,298	$29,028	$29,026
Operating, selling, general and administrative expenses increased compared to last year mainly due to higher employee-related expenses as a result of higher severance and employee benefit costs and higher downstream-related shutdown expenses.

Millions of dollars	2024	2023	2022
Exploration expense	$995	$914	$974
Exploration expenses in 2024 were higher primarily due to higher geological and geophysical engineering costs.

Millions of dollars	2024	2023	2022
Depreciation, depletion and amortization	$17,282	$17,326	$16,319
Depreciation, depletion and amortization expenses decreased slightly in 2024 primarily due to lower impairment charges partially offset by higher production and higher rates.

Millions of dollars	2024	2023	2022
Taxes other than on income	$4,716	$4,220	$4,032
Taxes other than on income increased in 2024 primarily due to higher excise and property taxes.

Millions of dollars	2024	2023	2022
Interest and debt expense	$594	$469	$516
Interest and debt expenses increased in 2024 mainly due to higher debt balances.

Millions of dollars	2024	2023	2022
Other components of net periodic benefit costs	$195	$212	$295
Other components of net periodic benefit costs decreased in 2024 primarily due to lower pension settlement costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Millions of dollars	2024	2023	2022
Income tax expense (benefit)	$9,757	$8,173	$14,066
The increase in income tax expense in 2024 of $1.6 billion was primarily due to the tax impacts of the asset sales in Canada, partially offset by the decrease in total income before tax for the company of $2.1 billion. The decrease in income before taxes for the company was primarily the result of lower downstream margins, lower upstream realizations, higher operating expenses, in part due to severance charges, partially offset by the absence of charges from decommissioning obligations for previously divested assets, higher sales volumes and favorable foreign exchange impacts.
U.S. income before tax decreased from $8.6 billion in 2023 to $8.1 billion in 2024. This $0.5 billion decrease in income was primarily driven by lower downstream margins, higher operating expenses, in part due to severance charges, and lower upstream realizations, partially offset by the absence of charges related to decommissioning obligations for previously divested assets and higher sales volumes. The increase of $0.1 billion in U.S. income tax expense between year-over-year periods, from $1.8 billion in 2023 to $1.9 billion in 2024, was primarily driven by current period unfavorable tax items.
International income before tax decreased from $21.0 billion in 2023 to $19.5 billion in 2024. This $1.6 billion decrease in income was primarily driven by lower downstream margins, lower upstream realizations, higher operating expenses and lower sales volumes, partially offset by favorable foreign exchange impacts. The increase of $1.5 billion in international income tax expense between year-over-year periods, from $6.4 billion in 2023 to $7.9 billion in 2024, was primarily driven by the tax impacts of the asset sales in Canada, partially offset by the decrease in income before tax.
Refer also to the discussion of the effective income tax rate in Note 17 Taxes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Selected Operating Data1,2

	Unit	2024	2023	2022
U.S. Upstream
Net Crude Oil and Natural Gas Liquids (NGLs) Production	MBD	1,152	997	888
Net Natural Gas Production[3]	MMCFD	2,684	2,112	1,758
Net Oil-Equivalent Production	MBOED	1,599	1,349	1,181
Sales of Natural Gas[4]	MMCFD	5,172	4,637	4,354
Sales of Natural Gas Liquids	MBD	490	354	276
Revenues from Net Production
Crude	$/BBL	$73.47	$75.04	$92.41
NGLs	$/BBL	$19.88	$20.04	$33.80
Liquids (weighted average of Crude and NGLs)	$/BBL	$56.24	$59.19	$76.71
Natural Gas	$/MCF	$1.04	$1.67	$5.55
International Upstream
Net Crude Oil and NGLs Production[5]	MBD	823	833	831
Net Natural Gas Production[3]	MMCFD	5,494	5,632	5,919
Net Oil-Equivalent Production[5]	MBOED	1,739	1,771	1,818
Sales of Natural Gas	MMCFD	5,678	6,025	5,786
Sales of Natural Gas Liquids	MBD	132	94	107
Revenues from Liftings
Crude	$/BBL	$73.72	$74.29	$93.73
NGLs	$/BBL	$26.49	$24.01	$37.56
Liquids (weighted average of Crude and NGLs)	$/BBL	$71.38	$71.70	$90.71
Natural Gas	$/MCF	$7.32	$7.69	$9.75
Worldwide Upstream
Net Oil-Equivalent Production[5]
United States	MBOED	1,599	1,349	1,181
International	MBOED	1,739	1,771	1,818
Total	MBOED	3,338	3,120	2,999
U.S. Downstream
Gasoline Sales[6]	MBD	667	642	639
Other Refined Product Sales	MBD	619	645	589
Total Refined Product Sales	MBD	1,286	1,287	1,228
Sales of Natural Gas[4]	MMCFD	28	32	24
Sales of Natural Gas Liquids	MBD	21	22	27
Refinery Crude Unit Inputs[8]	MBD	917	962	924
International Downstream
Gasoline Sales[6]	MBD	382	353	336
Other Refined Product Sales	MBD	1,113	1,092	1,050
Total Refined Product Sales[7]	MBD	1,495	1,445	1,386
Sales of Natural Gas[4]	MMCFD	—	1	3
Sales of Natural Gas Liquids	MBD	136	153	127
Refinery Crude Unit Inputs[8]	MBD	646	636	652
[1] Includes company share of equity affiliates.
2 MBD – thousands of barrels per day; MMCFD – millions of cubic feet per day; MBOED – thousands of barrels of oil-equivalents per day; Bbl – barrel; MCF – thousands of cubic feet. Oil-equivalent gas (OEG) conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOED - thousands of barrels of oil-equivalent per day.

[3] Includes natural gas consumed in operations:
United States	MMCFD	60	64	53
International	MMCFD	549	532	517
[4] Downstream sales of Natural Gas separately identified from Upstream.
[5] Includes net production of synthetic oil:
Canada	MBD	46	51	45
[6] Includes branded and unbranded gasoline.
[7] Includes sales of affiliates:	MBD	386	389	389
[8] Includes crude oil and other inputs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Liquidity and Capital Resources
Sources and Uses of Cash The strength of the company’s balance sheet enables it to fund any timing differences throughout the year between cash inflows and outflows.
Cash, Cash Equivalents and Marketable Securities Total balances were $6.8 billion and $8.2 billion at December 31, 2024 and 2023, respectively. The company holds its cash with a diverse group of major financial institutions and has processes and safeguards in place designed to manage its cash balances and mitigate the risk of loss. Cash provided by operating activities in 2024 was $31.5 billion, compared to $35.6 billion in 2023, primarily due to lower earnings and higher payments related to asset retirement obligations. Cash provided by operating activities was net of contributions to employee pension plans of approximately $844 million in 2024 and $1.1 billion in 2023. Capital expenditures totaled $16.4 billion in 2024 compared to $15.8 billion in 2023. Proceeds and deposits related to asset sales and return of investments totaled $7.7 billion in 2024 compared to $669 million in 2023 primarily related to proceeds from asset sales in Canada. Cash flow from financing activities includes proceeds from shares issued for stock options of $330 million in 2024, compared with $261 million in 2023.
Restricted cash of $1.5 billion and $1.1 billion at December 31, 2024 and 2023, respectively, was held in cash and short-term marketable securities and recorded as “Deferred charges and other assets” and “Prepaid expenses and other current assets” on the Consolidated Balance Sheet. These amounts are generally associated with upstream decommissioning activities, tax payments and funds held in escrow for tax-deferred exchanges. The increase of restricted cash in 2024 is mainly due to increase in funds for tax-deferred exchanges.
Dividends Dividends paid to common stockholders were $11.8 billion in 2024 and $11.3 billion in 2023.
Debt and Finance Lease Liabilities Total debt and finance lease liabilities were $24.5 billion at December 31, 2024, up from $20.8 billion at year-end 2023 as the company issued commercial paper and tax-exempt bonds and retired public bonds.
The $3.7 billion increase in total debt and finance lease liabilities during 2024 was primarily due to the issuance of commercial paper. The company’s debt and finance lease liabilities due within one year, consisting primarily of the current portion of long-term debt and redeemable long-term obligations, totaled $12.7 billion at December 31, 2024, compared with $5.1 billion at year-end 2023. Of these amounts, $8.3 billion and $4.5 billion were reclassified to long-term debt at the end of 2024 and 2023, respectively, since settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to continue refinancing them.
The company has access to a commercial paper program as a financing source for working capital or other short-term needs. The company had $5.4 billion of commercial paper outstanding as of December 31, 2024, and there was no commercial paper outstanding at December 31, 2023.
The company has an automatic shelf registration statement that expires in November 2027 for an unspecified amount of nonconvertible debt securities issued by Chevron Corporation or Chevron U.S.A. Inc. (CUSA).

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Cash from operating activities compared with capital expenditures and cash returned to shareholders Billions of dollars

Stock repurchases

Capital expenditures

Dividends

Cash from operating activities

Capital expenditures by segment Billions of dollars

All Other

Downstream

Upstream

Affiliate capital expenditure Billions of dollars

All Other

Downstream

Upstream

Debt at year-end Billions of dollars

Total debt

Net debt*

*Refer to pages 52-53 for calculations of debt ratio and net debt ratio

Debt ratios Percent

Debt ratio

Net debt ratio*

*Refer to pages 52-53 for calculations of debt ratio and net debt ratio

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
The company’s future debt level is dependent primarily on results of operations, cash that may be generated from asset dispositions, the capital program, acquisitions, investments, lending commitments to affiliates and cash returned to shareholders. Based on its high-quality debt ratings, the company believes that it has substantial borrowing capacity to meet unanticipated cash requirements. During extended periods of low prices for crude oil and natural gas and narrow margins for refined products and commodity chemicals, the company has the ability to modify its capital spending plans and discontinue or curtail the stock repurchase program. This provides the flexibility to continue paying the common stock dividend and remain committed to retaining the company’s high-quality debt ratings.
Committed Credit Facilities Information related to committed credit facilities is included in Note 19 Short-Term Debt.
Summarized Financial Information for Guarantee of Securities of Subsidiaries CUSA issued bonds that are fully and unconditionally guaranteed on an unsecured basis by Chevron Corporation (together, the “Obligor Group”). The tables below contain summary financial information for Chevron Corporation, as Guarantor, excluding its consolidated subsidiaries, and CUSA, as the issuer, excluding its consolidated subsidiaries. The summary financial information of the Obligor Group is presented on a combined basis, and transactions between the combined entities have been eliminated. Financial information for non-guarantor entities has been excluded. In the year ended December 31, 2024, the Obligor Group recognized an increase in “Net income (loss)” and reduction in “Current liability - related party” and “Total net equity (deficit)” following the resolution of outstanding balances with subsidiaries outside of the Obligor Group.

	At December 31,
	2024	2023
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$96,035	$100,405
Sales and other operating revenues - related party	43,562	44,553
Total costs and other deductions	102,116	102,773
Total costs and other deductions - related party	35,454	35,781
Net income (loss)	$73,119	$12,190

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

	At December 31,
	2024	2023
	(Millions of dollars) (unaudited)
Current assets	$16,918	$19,006
Current assets - related party	2,626	18,375
Other assets	57,921	54,558
Current liabilities	30,563	20,512
Current liabilities - related party	22,997	132,474
Other liabilities	23,719	28,849
Total net equity (deficit)	$186	$(89,896)

Common Stock Repurchase Program On January 25, 2023, the Board of Directors authorized the repurchase of the company’s shares of common stock in an aggregate amount of $75 billion (the “2023 Program”). The 2023 Program took effect on April 1, 2023, and does not have a fixed expiration date. During 2024, the company purchased a total of 100.4 million shares for $15.2 billion and paid an additional $145 million in excise taxes related to 2023 buybacks. As of December 31, 2024, the company had purchased a total of 170.9 million shares for $26.4 billion excluding excise taxes, resulting in $48.6 billion remaining under the 2023 Program.
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
Capital Expenditures Capital expenditures (Capex) primarily includes additions to fixed asset or investment accounts for the company’s consolidated subsidiaries and is disclosed in the Consolidated Statement of Cash Flows. Capex by business segment for 2024, 2023 and 2022 is as follows:

	Year ended December 31
Capex	2024			2023			2022
Millions of dollars	U.S.	Int’l.	Total	U.S.	Int’l.	Total	U.S.	Int’l.	Total
Upstream	$9,481	$4,850	$14,331	$9,842	$3,836	$13,678	$6,847	$2,718	$9,565
Downstream	1,443	251	1,694	1,536	237	1,773	1,699	375	2,074
All Other	406	17	423	351	27	378	310	25	335
Capex	$11,330	$5,118	$16,448	$11,729	$4,100	$15,829	$8,856	$3,118	$11,974
Capex for 2024 was $16.4 billion, 4 percent higher than 2023 due to higher investments in the upstream.
The company estimates that 2025 Capex will range from $14.5 to $15.5 billion. Upstream Capex is projected at $13 billion, with two-thirds in the United States. This includes $4.5 to $5 billion for Permian Basin development, with the remaining split between the DJ Basin and the Gulf of America. In international Upstream, about $1 billion is allocated to Australia. Downstream Capex is estimated at $1.2 billion, with two-thirds in the United States. About $1.5 billion of total Capex, which is included within upstream and downstream budgets, is dedicated to lowering the carbon intensity of our operations and growing new energies businesses. Corporate and other Capex is projected to be about $0.7 billion.
Affiliate Capital Expenditures Equity affiliate capital expenditures (Affiliate Capex) primarily includes additions to fixed asset and investment accounts in the equity affiliate companies’ financial statements and does not require cash outlays by the company.
Affiliate Capex by business segment for 2024, 2023 and 2022 is as follows:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

	Year ended December 31
Affiliate Capex	2024			2023			2022
Millions of dollars	U.S.	Int’l.	Total	U.S.	Int’l.	Total	U.S.	Int’l.	Total
Upstream	$—	$1,451	$1,451	$—	$2,310	$2,310	$—	$2,406	$2,406
Downstream	802	196	998	983	241	1,224	768	192	960
All Other	—	—	—	—	—	—	—	—	—
Affiliate Capex	$802	$1,647	$2,449	$983	$2,551	$3,534	$768	$2,598	$3,366
Affiliate Capex for 2024 was $2.4 billion, 31 percent lower than 2023 mainly due to lower spend at Tengizchevroil’s Wellhead Pressure Management Project (WPMP) and Future Growth Project (FGP).
Affiliate Capex is expected to range between $1.7 to $2.0 billion in 2025. Less than half of Affiliate Capex is for Tengizchevroil, while the remaining spend primarily supports CPChem’s two major integrated polymer projects.
The company monitors market conditions and can adjust future capital outlays should conditions change.
Noncontrolling Interests The company had noncontrolling interests of $839 million at December 31, 2024, and $972 million at December 31, 2023. Distributions to noncontrolling interests net of contributions totaled $195 million and $40 million in 2024 and 2023, respectively.
Pension Obligations Information related to pension plan contributions is included in Note 23 Employee Benefit Plans, under the heading “Cash Contributions and Benefit Payments.”
Contractual Obligations Information related to the company’s significant contractual obligations is included in Note 19 Short-Term Debt, in Note 20 Long-Term Debt and in Note 5 Lease Commitments. The aggregate amount of interest due on these obligations, excluding leases, is: 2025 – $747; 2026 – $666; 2027 – $605; 2028 – $566; 2029 – $562; after 2029 – $4,355.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Financial Ratios and Metrics
The following represent several metrics the company believes are useful measures to monitor the financial health of the company and its performance over time:
Current Ratio Current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio in all periods is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At year-end 2024, the book value of inventory was lower than replacement costs, based on average acquisition costs during the year, by approximately $6.0 billion.

	At December 31
Millions of dollars	2024	2023	2022
Current assets	$40,911	$41,128	$50,343
Current liabilities	38,558	32,258	34,208
Current Ratio	1.1	1.3	1.5
Interest Coverage Ratio Income before income tax expense, plus interest and debt expense and amortization of capitalized interest, less net income attributable to noncontrolling interests, divided by before-tax interest costs. This ratio indicates the company’s ability to pay interest on outstanding debt.

	Year ended December 31
Millions of dollars	2024	2023	2022
Income (Loss) Before Income Tax Expense	$27,506	$29,584	$49,674
Plus: Interest and debt expense	594	469	516
Plus: Before-tax amortization of capitalized interest	214	223	199
Less: Net income attributable to noncontrolling interests	88	42	143
Subtotal for calculation	28,226	30,234	50,246
Total financing interest and debt costs	$773	$617	$630
Interest Coverage Ratio	36.5	49.0	79.8
Free Cash Flow The cash provided by operating activities less capital expenditures, which represents the cash available to creditors and investors after investing in the business.

	Year ended December 31
Millions of dollars	2024	2023	2022
Net cash provided by operating activities	$31,492	$35,609	$49,602
Less: Capital expenditures	16,448	15,829	11,974
Free Cash Flow	$15,044	$19,780	$37,628
Debt Ratio Total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage.

	At December 31
Millions of dollars	2024	2023	2022
Short-term debt	$4,406	$529	$1,964
Long-term debt	20,135	20,307	21,375
Total debt	24,541	20,836	23,339
Total Chevron Corporation Stockholders’ Equity	152,318	160,957	159,282
Total debt plus total Chevron Corporation Stockholders’ Equity	$176,859	$181,793	$182,621
Debt Ratio	13.9%	11.5%	12.8%

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Net Debt Ratio Total debt less cash and cash equivalents, time deposits and marketable securities as a percentage of total debt less cash and cash equivalents, time deposits and marketable securities, plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage, net of its cash balances.

	At December 31
Millions of dollars	2024	2023	2022
Short-term debt	$4,406	$529	$1,964
Long-term debt	20,135	20,307	21,375
Total Debt	24,541	20,836	23,339
Less: Cash and cash equivalents	6,781	8,178	17,678
Less: Time deposits	4	—	—
Less: Marketable securities	—	45	223
Total adjusted debt	17,756	12,613	5,438
Total Chevron Corporation Stockholders’ Equity	152,318	160,957	159,282
Total adjusted debt plus total Chevron Corporation Stockholders’ Equity	$170,074	$173,570	$164,720
Net Debt Ratio	10.4%	7.3%	3.3%
Capital Employed The sum of Chevron Corporation Stockholders’ Equity, total debt and noncontrolling interests, which represents the net investment in the business.

	At December 31
Millions of dollars	2024	2023	2022
Chevron Corporation Stockholders’ Equity	$152,318	$160,957	$159,282
Plus: Short-term debt	4,406	529	1,964
Plus: Long-term debt	20,135	20,307	21,375
Plus: Noncontrolling interest	839	972	960
Capital Employed at December 31	$177,698	$182,765	$183,581
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

	Year ended December 31
Millions of dollars	2024	2023	2022
Net income attributable to Chevron	$17,661	$21,369	$35,465
Plus: After-tax interest and debt expense	539	432	476
Plus: Noncontrolling interest	88	42	143
Net income after adjustments	18,288	21,843	36,084
Average capital employed	$180,232	$183,173	$177,445
Return on Average Capital Employed	10.1%	11.9%	20.3%
Return on Stockholders’ Equity (ROSE) Net income attributable to Chevron divided by average Chevron Corporation Stockholders’ Equity. Average stockholders’ equity is computed by averaging the sum of stockholders’ equity at the beginning and end of the year. ROSE is a ratio intended to measure earnings as a percentage of shareholder investments.

	Year ended December 31
Millions of dollars	2024	2023	2022
Net income attributable to Chevron	$17,661	$21,369	$35,465
Chevron Corporation Stockholders’ Equity at December 31	152,318	160,957	159,282
Average Chevron Corporation Stockholders’ Equity	156,638	160,120	149,175
Return on Average Stockholders’ Equity	11.3%	13.3%	23.8%
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Derivative Commodity Instruments Chevron is exposed to market risks related to the price volatility of crude oil, refined products, NGLs, natural gas, liquefied natural gas and refinery feedstocks. The company uses derivative commodity instruments to manage these exposures on a portion of its activity, including firm commitments and anticipated transactions for the purchase, sale and storage of crude oil, refined products, NGLs, natural gas, liquefied natural gas and feedstock for company refineries. The company also uses derivative commodity instruments for limited trading purposes. The results of these activities were not material to the company’s financial position, results of operations or cash flows in 2024.
The company’s market exposure positions are monitored on a daily basis by an internal Risk Control group in accordance with the company’s risk management policies. The company’s risk management practices and its compliance with policies are reviewed by the Audit Committee of the company’s Board of Directors.
Derivatives beyond those designated as normal purchase and normal sale contracts are recorded at fair value on the Consolidated Balance Sheet with resulting gains and losses reflected in income. Fair values are derived principally from published market quotes and other independent third-party quotes. The change in fair value of Chevron’s derivative commodity instruments in 2024 was not material to the company’s results of operations.
The company uses the Monte Carlo simulation method as its Value-at-Risk (VaR) model to estimate the maximum potential loss in fair value, at the 95 percent confidence level with a one-day holding period, from the effect of adverse changes in market conditions on derivative commodity instruments held or issued. Based on these inputs, the VaR for the company’s primary risk exposures in the area of derivative commodity instruments at December 31, 2024 and 2023 was not material to the company’s cash flows or results of operations.
Foreign Currency The company may enter into foreign currency derivative contracts to manage some of its foreign currency exposures. These exposures include revenue and anticipated purchase transactions, including foreign currency capital expenditures and lease commitments. The foreign currency derivative contracts, if any, are recorded at fair value on the balance sheet with resulting gains and losses reflected in income. There were no open foreign currency derivative contracts at December 31, 2024.
Interest Rates The company may enter into interest rate swaps from time to time as part of its overall strategy to manage the interest rate risk on its debt. Interest rate swaps, if any, are recorded at fair value on the balance sheet with resulting gains and losses reflected in income. At year-end 2024, the company had no interest rate swaps.
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

Millions of dollars	2024	2023	2022
Balance at January 1	$936	$868	$960
Net additions	264	327	182
Expenditures	(255)	(259)	(274)
Balance at December 31	$945	$936	$868
The company records asset retirement obligations when there is a legal obligation associated with the retirement of long-lived assets and the liability can be reasonably estimated. These asset retirement obligations include costs related to environmental issues. The liability balance of approximately $12.7 billion for asset retirement obligations at year-end 2024 is related primarily to upstream properties.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

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
The company records decommissioning obligations for previously divested assets when it is probable that the decommissioning obligations would revert to the Company and costs can be reasonably estimated. At the end of 2024, the liability balance was $2.5 billion. Refer to Note 24 Other Contingencies and Commitments for additional discussion of decommissioning obligations for previously divested assets.
Refer to the discussion below for additional information on environmental matters and their impact on Chevron, and on the company’s 2024 environmental expenditures. Refer to Note 24 Other Contingencies and Commitments for additional discussion of environmental remediation provisions. Refer also to Note 25 Asset Retirement Obligations for additional discussion of the company’s asset retirement obligations.
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
Environmental Matters
The company is subject to various international and U.S. federal, state and local environmental, health and safety laws, regulations and market-based programs. These laws, regulations and programs continue to evolve and are expected to increase in both number and complexity over time and govern not only the manner in which the company conducts its operations, but also the products it sells. Consideration of environmental issues and the responses to those issues through international agreements and national, regional or state legislation or regulations are integrated into the company’s strategy and planning, capital investment reviews and risk management tools and processes, where applicable. They are also factored into the company’s long-range supply, demand and energy price forecasts. These forecasts reflect long-range effects from electric vehicle and renewable fuel penetration, energy efficiency standards, climate-related policy actions, and demand response to oil and natural gas prices. In addition, legislation and regulations intended to address hydraulic fracturing also continue to evolve in many jurisdictions where we operate. Refer to Item 1A. Risk Factors for a discussion of some of the inherent risks of increasingly restrictive environmental and other regulation that could materially impact the company’s results of operations or financial condition. Refer to Business Environment and Outlook on pages 35 through 37 for a discussion of legislative and regulatory efforts to address climate change.
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
Using definitions and guidelines established by the American Petroleum Institute, Chevron estimated its worldwide environmental spending in 2024 at approximately $2.5 billion for its consolidated companies. Included in these expenditures were approximately $0.6 billion of environmental capital expenditures and $1.9 billion of costs associated

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

with the prevention, control, abatement or elimination of hazardous substances and pollutants from operating, closed or divested sites, and the decommissioning and restoration of sites.
For 2025, total worldwide environmental capital expenditures are estimated at $0.6 billion. These capital costs are in addition to the ongoing costs of complying with environmental regulations and the costs to remediate previously contaminated sites.
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
Oil and Gas Reserves Crude oil, NGLs and natural gas reserves are estimates of future production that impact certain asset and expense accounts included in the Consolidated Financial Statements. Proved reserves are the estimated quantities of oil and gas that geoscience and engineering data demonstrate with reasonable certainty to be economically producible in the future under existing economic conditions, operating methods and government regulations. Proved reserves include both developed and undeveloped volumes. Proved developed reserves represent volumes expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are volumes expected to be recovered from new wells on undrilled proved acreage, or from existing wells where a relatively major expenditure is required for recompletion. Variables impacting Chevron’s estimated volumes of crude oil, NGLs and natural gas reserves include field performance, available technology, commodity prices, and development, production and carbon costs.
The estimates of crude oil, NGLs and natural gas reserves are important to the timing of expense recognition for costs incurred and to the valuation of certain oil and gas producing assets. Impacts of oil and gas reserves on Chevron’s Consolidated Financial Statements, using the successful efforts method of accounting, include the following:
1.Depreciation, Depletion and Amortization (DD&A) - Capitalized exploratory drilling and development costs are depreciated on a unit-of-production (UOP) basis using proved developed reserves. Acquisition costs of proved properties are amortized on a UOP basis using total proved reserves. During 2024, Chevron’s UOP DD&A for oil and gas properties was $13.0 billion, and proved developed reserves at the beginning of 2024 were 6.8 billion barrels for consolidated companies. If the estimates of proved reserves used in the UOP calculations for consolidated operations had been lower by five percent across all oil and gas properties, UOP DD&A in 2024 would have increased by approximately $700 million.
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
Refer to Table V, “Proved Reserve Quantity Information,” for the changes in proved reserve estimates for each of the three years ended December 31, 2022, 2023 and 2024, and to Table VII, “Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Reserves” for estimates of proved reserve values for each of the three years ended December 31, 2022, 2023 and 2024.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

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
The company performs impairment assessments when triggering events arise to determine whether any write-down in the carrying value of an asset or asset group is required. For example, when significant downward revisions to crude oil, NGLs and natural gas reserves are made for any single field or concession, an impairment review is performed to determine if the carrying value of the asset remains recoverable. Similarly, a significant downward revision in the company’s crude oil, NGLs or natural gas price outlook would trigger impairment reviews for impacted upstream assets. In addition, impairments could occur due to changes in national, state or local environmental regulations or laws, including those designed to stop or impede the development or production of oil and gas. Also, if the expectation of sale of a particular asset or asset group in any period has been deemed more likely than not, an impairment review is performed, and if the estimated future undiscounted cash flows exceed the carrying value of the asset or asset group, no impairment charge is required. Such calculations are reviewed each period until the asset or asset group is disposed. Assets that are not impaired on a held-and-used basis could possibly become impaired if a decision is made to sell such assets. That is, the assets would be impaired if they are classified as held-for-sale and the estimated proceeds from the sale, less costs to sell, are less than the assets’ associated carrying values.
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
Asset Retirement Obligations In the determination of fair value for an asset retirement obligation (ARO), the company uses various assumptions and judgments, including such factors as the existence of a legal obligation, estimated amounts and timing of settlements, discount and inflation rates, and the expected impact of advances in technology and process improvements. A sensitivity analysis of the ARO impact on earnings for 2024 is not practicable, given the broad range of the company’s long-lived assets and the number of assumptions involved in the estimates. That is, favorable changes to some assumptions would have reduced estimated future obligations, thereby lowering accretion expense and amortization costs, whereas unfavorable changes would have the opposite effect. Refer to Note 25 Asset Retirement Obligations for additional discussions on asset retirement obligations.
Pension and Other Post-Employment Benefit Plans Note 23 Employee Benefit Plans includes information on the funded status of the company’s pension and other post-employment benefit (OPEB) plans reflected on the Consolidated Balance Sheet; the components of pension and OPEB expense reflected on the Consolidated Statement of Income; and the related underlying assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

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
For 2024, the company used an expected long-term rate of return of 7.0 percent and a discount rate for service costs of 5.0 percent and a discount rate for interest cost of 4.8 percent for the primary U.S. pension plan. The actual return for 2024 was 3.6 percent. For the 10 years ended December 31, 2024, actual asset returns averaged 4.9 percent for this plan. Additionally, with the exception of four years within this 10-year period, actual asset returns for this plan equaled or exceeded 7.0 percent during each year.
Total pension expense for 2024 was $551 million. An increase in the expected long-term return on plan assets or the discount rate would reduce pension plan expense, and vice versa. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a one percent increase in this assumption for the company’s primary U.S. pension plan, which accounted for about 63 percent of companywide pension expense, would have reduced total pension plan expense for 2024 by approximately $84 million. A one percent increase in the discount rates for this same plan would have reduced pension expense for 2024 by approximately $106 million.
The aggregate funded status recognized at December 31, 2024, was a net liability of approximately $0.8 billion. An increase in the discount rate would decrease the pension obligation, thus changing the funded status of a plan. At December 31, 2024, the company used a discount rate of 5.7 percent to measure the obligations for the primary U.S. pension plan. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a 0.25 percent increase in the discount rate applied to the company’s primary U.S. pension plan, which accounted for about 66 percent of the companywide pension obligation, would have reduced the plan obligation by approximately $261 million, and would have increased the plan’s surplus from $573 million to $834 million.
For the company’s OPEB plans, expense for 2024 was $91 million, and the total liability, all unfunded at the end of 2024, was $1.9 billion. For the primary U.S. OPEB plan, the company used a discount rate for service cost of 5.1 percent and a discount rate for interest cost of 4.9 percent to measure expense in 2024, and a 5.6 percent discount rate to measure the benefit obligations at December 31, 2024. Discount rate changes, similar to those used in the pension sensitivity analysis, resulted in an immaterial impact on 2024 OPEB expense and OPEB liabilities at the end of 2024.
Differences between the various assumptions used to determine expense and the funded status of each plan and actual experience are included in actuarial gain/loss. Refer to page 95 in Note 23 Employee Benefit Plans for more information on the $3.2 billion of before-tax actuarial losses recorded by the company as of December 31, 2024. In addition, information related to company contributions is included on page 98 in Note 23 Employee Benefit Plans under the heading “Cash Contributions and Benefit Payments.”
Contingent Losses Management also makes judgments and estimates in recording liabilities for claims, litigation, tax matters, transferred liabilities from previously divested assets, and environmental remediation. Actual costs can frequently vary from estimates for a variety of reasons. For example, the costs for settlement of claims and litigation can vary from estimates based on differing interpretations of laws, opinions on culpability and assessments on the amount of damages. The costs for decommissioning obligations for previously divested assets can also vary from estimates. Recording of liabilities for such costs typically requires judgment to assess the likelihood of decommissioning obligations reverting to the company, the timing of decommissioning activity, regulatory requirements and the scope of decommissioning activities. Similarly, liabilities for environmental remediation are subject to change because of changes in laws, regulations and their interpretation, the determination of additional information on the extent and nature of site contamination, and improvements in technology.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Refer also to the business segment discussions elsewhere in this section for the effect on earnings from losses associated with certain litigation, environmental remediation and tax matters for the three years ended December 31, 2024.
An estimate as to the sensitivity to earnings for these periods if other assumptions had been used in recording these liabilities is not practicable because of the number of contingencies that must be assessed, the number of underlying assumptions and the wide range of reasonably possible outcomes, both in terms of the probability of loss and the estimates of such loss. For further information, refer to “Changes in management’s estimates and assumptions may have a material impact on the company’s consolidated financial statements and financial or operational performance in any given period” in Item 1A. Risk Factors, on page 27.
New Accounting Standards
Refer to Note 4 New Accounting Standards for information regarding new accounting standards.

Financial Table of Contents

Quarterly Results
Unaudited

	2024				2023
Millions of dollars, except per-share amounts	4th Q	3rd Q	2nd Q	1st Q	4th Q	3rd Q	2nd Q	1st Q
Revenues and Other Income
Sales and other operating revenues	$48,334	$48,926	$49,574	$46,580	$48,933	$51,922	$47,216	$48,842
Income from equity affiliates	688	1,261	1,206	1,441	990	1,313	1,240	1,588
Other income (loss)	3,204	482	401	695	(2,743)	845	440	363
Total Revenues and Other Income	52,226	50,669	51,181	48,716	47,180	54,080	48,896	50,793
Costs and Other Deductions
Purchased crude oil and products	30,148	30,450	30,867	27,741	28,477	32,328	28,984	29,407
Operating expenses	7,622	6,695	6,614	6,533	6,510	6,299	6,057	6,021
Selling, general and administrative expenses	1,585	1,191	1,048	1,010	969	1,163	1,128	881
Exploration expenses	449	154	263	129	254	301	169	190
Depreciation, depletion and amortization	4,973	4,214	4,004	4,091	6,254	4,025	3,521	3,526
Taxes other than on income	1,141	1,263	1,188	1,124	1,062	1,021	1,041	1,096
Interest and debt expense	199	164	113	118	120	114	120	115
Other components of net periodic benefit costs	50	49	48	48	44	91	39	38
Total Costs and Other Deductions	46,167	44,180	44,145	40,794	43,690	45,342	41,059	41,274
Income (Loss) Before Income Tax Expense	6,059	6,489	7,036	7,922	3,490	8,738	7,837	9,519
Income Tax Expense (Benefit)	2,800	1,993	2,593	2,371	1,247	2,183	1,829	2,914
Net Income (Loss)	$3,259	$4,496	$4,443	$5,551	$2,243	$6,555	$6,008	$6,605
Less: Net income (loss) attributable to noncontrolling interests	20	9	9	50	(16)	29	(2)	31
Net Income (Loss) Attributable to Chevron Corporation	$3,239	$4,487	$4,434	$5,501	$2,259	$6,526	$6,010	$6,574
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
– Basic	$1.85	$2.49	$2.43	$2.99	$1.23	$3.48	$3.22	$3.48
– Diluted	$1.84	$2.48	$2.43	$2.97	$1.22	$3.48	$3.20	$3.46
Dividends per share	$1.63	$1.63	$1.63	$1.63	$1.51	$1.51	$1.51	$1.51

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
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. Based on that evaluation, management concluded that the company’s disclosure controls are effective in ensuring that information required to be recorded, processed, summarized and reported are done within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). The company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, the company’s management concluded that internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included herein.

/s/ MICHAEL K. WIRTH	/s/ EIMEAR P. BONNER	/s/ ALANA K. KNOWLES

Michael K. Wirth	Eimear P. Bonner	Alana K. Knowles
Chairman of the Board	Vice President	Vice President
and Chief Executive Officer	and Chief Financial Officer	and Controller

February 21, 2025

Financial Table of Contents

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Chevron Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Chevron Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

The Impact of Proved Developed Crude Oil and Natural Gas Reserves on Upstream Property, Plant, and Equipment, Net
As described in Notes 1 and 18 to the consolidated financial statements, the Company’s upstream property, plant and equipment, net balance was $129.1 billion as of December 31, 2024, and depreciation, depletion and amortization expense was $15.5 billion for the year ended December 31, 2024. The Company follows the successful efforts method of accounting for crude oil and natural gas exploration and production activities. Depreciation and depletion of all capitalized costs of proved crude oil and natural gas producing properties, except mineral interests, are expensed using the unit-of-production method, generally by individual field, as the proved developed reserves are produced. Depletion expenses for capitalized costs of proved mineral interests are recognized using the unit-of-production method by individual field as the related proved reserves are produced. As disclosed by management, variables impacting the Company’s estimated volumes of proved crude oil, natural gas liquids (NGLs) and natural gas reserves include field performance, available technology, commodity prices, and development, production and carbon costs. Reserves are estimated by Company asset teams composed of earth scientists and engineers. As part of the internal control process related to reserves estimation, the Company maintains a Reserves Advisory Committee (RAC) (the Company’s earth scientists, engineers and RAC are collectively referred to as “management’s specialists”).
The principal considerations for our determination that performing procedures relating to the impact of proved developed crude oil and natural gas reserves on upstream property, plant, and equipment, net is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, when developing the estimates of proved developed crude oil and natural gas reserves, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence obtained related to the data, methods, and assumptions used by management and its specialists in developing the estimates of proved developed crude oil and natural gas reserves.
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

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 21, 2025
We have served as the Company’s auditor since 1935.

Consolidated Statement of Income	Financial Table of Contents
Millions of dollars, except per-share amounts

	Year ended December 31
	2024	2023	2022
Revenues and Other Income
Sales and other operating revenues	$193,414	$196,913	$235,717
Income (loss) from equity affiliates	4,596	5,131	8,585
Other income (loss)	4,782	(1,095)	1,950
Total Revenues and Other Income	202,792	200,949	246,252
Costs and Other Deductions
Purchased crude oil and products	119,206	119,196	145,416
Operating expenses	27,464	24,887	24,714
Selling, general and administrative expenses	4,834	4,141	4,312
Exploration expenses	995	914	974
Depreciation, depletion and amortization	17,282	17,326	16,319
Taxes other than on income	4,716	4,220	4,032
Interest and debt expense	594	469	516
Other components of net periodic benefit costs	195	212	295
Total Costs and Other Deductions	175,286	171,365	196,578
Income (Loss) Before Income Tax Expense	27,506	29,584	49,674
Income Tax Expense (Benefit)	9,757	8,173	14,066
Net Income (Loss)	17,749	21,411	35,608
Less: Net income (loss) attributable to noncontrolling interests	88	42	143
Net Income (Loss) Attributable to Chevron Corporation	$17,661	$21,369	$35,465
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$9.76	$11.41	$18.36
- Diluted	$9.72	$11.36	$18.28
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Financial Table of Contents
Millions of dollars

	Year ended December 31
	2024	2023	2022
Net Income (Loss)	$17,749	$21,411	$35,608
Currency translation adjustment
Unrealized net change arising during period	(67)	11	(41)
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	(8)	1	(1)
Derivatives
Net derivatives gain (loss) on hedge transactions	(50)	(11)	65
Reclassification to net income	25	33	(80)
Income tax benefit (cost) on derivatives transactions	6	(5)	3
Total	(19)	17	(12)
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	247	244	599
Actuarial gain (loss) arising during period	228	(550)	1,050
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(10)	(13)	(19)
Prior service (costs) credits arising during period	(48)	(29)	(96)
Defined benefit plans sponsored by equity affiliates - benefit (cost)	(19)	6	100
Income tax benefit (cost) on defined benefit plans	(104)	151	(489)
Total	294	(191)	1,145
Other Comprehensive Gain (Loss), Net of Tax	200	(162)	1,091
Comprehensive Income (Loss)	17,949	21,249	36,699
Comprehensive loss (income) attributable to noncontrolling interests	(88)	(42)	(143)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$17,861	$21,207	$36,556
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheet	Financial Table of Contents
Millions of dollars, except per-share amounts

	At December 31
	2024	2023
Assets
Cash and cash equivalents	$6,781	$8,178
Time deposits	4	—
Marketable securities	—	45
Accounts and notes receivable (less allowance: 2024 - $259; 2023 - $301)	20,684	19,921
Inventories:
Crude oil and products	6,490	6,059
Chemicals	502	406
Materials, supplies and other	2,082	2,147
Total inventories	9,074	8,612
Prepaid expenses and other current assets	4,368	4,372
Total Current Assets	40,911	41,128
Long-term receivables, net (less allowances: 2024 - $352; 2023 - $340)	877	942
Investments and advances	47,438	46,812
Properties, plant and equipment, at cost	345,933	346,081
Less: Accumulated depreciation, depletion and amortization	198,134	192,462
Properties, plant and equipment, net	147,799	153,619
Deferred charges and other assets	14,854	13,734
Goodwill	4,578	4,722
Assets held for sale	481	675
Total Assets	$256,938	$261,632
Liabilities and Equity
Short-term debt	$4,406	$529
Accounts payable	22,079	20,423
Accrued liabilities	8,486	7,655
Federal and other taxes on income	1,872	1,863
Other taxes payable	1,715	1,788
Total Current Liabilities	38,558	32,258
Long-term debt[1]	20,135	20,307
Deferred credits and other noncurrent obligations	22,094	24,226
Noncurrent deferred income taxes	19,137	18,830
Noncurrent employee benefit plans	3,857	4,082
Total Liabilities[2]	$103,781	$99,703
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at December 31, 2024 and 2023)	1,832	1,832
Capital in excess of par value	21,671	21,365
Retained earnings	205,852	200,025
Accumulated other comprehensive losses	(2,760)	(2,960)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (2024 - 673,664,306 shares; 2023 - 577,028,776 shares)	(74,037)	(59,065)
Total Chevron Corporation Stockholders’ Equity	152,318	160,957
Noncontrolling interests (includes redeemable noncontrolling interest of $0 and $166 at December 31, 2024 and 2023)	839	972
Total Equity	153,157	161,929
Total Liabilities and Equity	$256,938	$261,632
[1] Includes finance lease liabilities of $546 and $574 at December 31, 2024 and 2023, respectively.
[2] Refer to Note 24 Other Contingencies and Commitments.
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Financial Table of Contents
Millions of dollars

	Year ended December 31
	2024	2023	2022
Operating Activities
Net Income (Loss)	$17,749	$21,411	$35,608
Adjustments
Depreciation, depletion and amortization	17,282	17,326	16,319
Dry hole expense	429	436	486
Distributions more (less) than income from equity affiliates	(366)	(885)	(4,730)
Net before-tax gains on asset retirements and sales	(1,685)	(138)	(550)
Net foreign currency effects	(629)	578	(412)
Deferred income tax provision	1,240	298	2,124
Net decrease (increase) in operating working capital	1,211	(3,185)	2,125
Decrease (increase) in long-term receivables	114	150	153
Net decrease (increase) in other deferred charges	(1,225)	(300)	(212)
Cash contributions to employee pension plans	(844)	(1,120)	(1,322)
Other	(1,784)	1,038	13
Net Cash Provided by Operating Activities	31,492	35,609	49,602
Investing Activities
Acquisition of businesses, net of cash received	—	55	(2,862)
Capital expenditures	(16,448)	(15,829)	(11,974)
Proceeds and deposits related to asset sales and returns of investment	7,704	669	2,635
Net maturities of (investments in) time deposits	(4)	—	—
Net sales (purchases) of marketable securities	45	175	117
Net repayment (borrowing) of loans by equity affiliates	(233)	(302)	(24)
Net Cash Used for Investing Activities	(8,936)	(15,232)	(12,108)
Financing Activities
Net borrowings (repayments) of short-term obligations	4,868	135	263
Proceeds from issuances of long-term debt	478	150	—
Repayments of long-term debt and other financing obligations	(1,778)	(4,340)	(8,742)
Cash dividends - common stock	(11,801)	(11,336)	(10,968)
Net contributions from (distributions to) noncontrolling interests	(195)	(40)	(114)
Net sales (purchases) of treasury shares	(15,044)	(14,678)	(5,417)
Net Cash Provided by (Used for) Financing Activities	(23,472)	(30,109)	(24,978)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(97)	(114)	(190)
Net Change in Cash, Cash Equivalents and Restricted Cash	(1,013)	(9,846)	12,326
Cash, Cash Equivalents and Restricted Cash at January 1	9,275	19,121	6,795
Cash, Cash Equivalents and Restricted Cash at December 31	$8,262	$9,275	$19,121
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Equity	Financial Table of Contents
Millions of dollars, except per-share amounts

			Acc. Other	Treasury	Chevron Corp.
	Common	Retained	Comprehensive	Stock	Stockholders’	Noncontrolling	Total
	Stock[1]	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at December 31, 2021	$18,874	$165,546	$(3,889)	$(41,464)	$139,067	$873	$139,940
Treasury stock transactions	63	—	—	—	63	—	63
Net income (loss)	—	35,465	—	—	35,465	143	35,608
Cash dividends ($5.68 per share)	—	(10,968)	—	—	(10,968)	(118)	(11,086)
Stock dividends	—	(3)	—	—	(3)	—	(3)
Other comprehensive income	—	—	1,091	—	1,091	—	1,091
Purchases of treasury shares	—	—	—	(11,255)	(11,255)	—	(11,255)
Issuances of treasury shares	1,315	—	—	4,523	5,838	—	5,838
Other changes, net	—	(16)	—	—	(16)	62	46
Balance at December 31, 2022	$20,252	$190,024	$(2,798)	$(48,196)	$159,282	$960	$160,242
Treasury stock transactions	174	—	—	—	174	—	174
PDC Energy, Inc. acquisition	2,550	—	—	3,970	6,520	—	6,520
Net income (loss)	—	21,369	—	—	21,369	42	21,411
Cash dividends ($6.04 per share)	—	(11,336)	—	—	(11,336)	(54)	(11,390)
Stock dividends	—	(9)	—	—	(9)	—	(9)
Other comprehensive income	—	—	(162)	—	(162)	—	(162)
Purchases of treasury shares	—	—	—	(15,085)	(15,085)	—	(15,085)
Issuances of treasury shares	17	—	—	246	263	—	263
Other changes, net	(36)	(23)	—	—	(59)	24	(35)
Balance at December 31, 2023	$22,957	$200,025	$(2,960)	$(59,065)	$160,957	$972	$161,929
Treasury stock transactions	255	—	—	—	255	—	255
Net income (loss)	—	17,661	—	—	17,661	88	17,749
Cash dividends ($6.52 per share)	—	(11,801)	—	—	(11,801)	(210)	(12,011)
Stock dividends	—	(22)	—	—	(22)	—	(22)
Other comprehensive income	—	—	200	—	200	—	200
Purchases of treasury shares[2]	—	—	—	(15,374)	(15,374)	—	(15,374)
Issuances of treasury shares	51	—	—	402	453	—	453
Other changes, net	—	(11)	—	—	(11)	(11)	(22)
Balance at December 31, 2024	$23,263	$205,852	$(2,760)	$(74,037)	$152,318	$839	$153,157

			Common Stock Share Activity
		Issued[3]		Treasury		Outstanding
Balance at December 31, 2021		2,442,676,580		(512,870,523)		1,929,806,057
Purchases		—		(69,912,961)		(69,912,961)
Issuances		—		55,323,247		55,323,247
Balance at December 31, 2022		2,442,676,580		(527,460,237)		1,915,216,343
Purchases		—		(92,849,905)		(92,849,905)
Issuances		—		43,281,366		43,281,366
Balance at December 31, 2023		2,442,676,580		(577,028,776)		1,865,647,804
Purchases		—		(100,444,608)		(100,444,608)
Issuances		—		3,809,078		3,809,078
Balance at December 31, 2024		2,442,676,580		(673,664,306)		1,769,012,274
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
Millions of dollars, except per-share amounts

Note 1
Summary of Significant Accounting Policies
General The company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. These require the use of estimates and assumptions that affect the assets, liabilities, revenues and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. Although the company uses its best estimates and judgments, actual results could differ from these estimates as circumstances change and additional information becomes known. Prior years’ data have been reclassified in certain cases to conform to the 2024 presentation basis.
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
Decommissioning Obligations from Previously Divested Assets Some assets are divested with their related liabilities, including decommissioning obligations, to a buyer that results in de-recognition of the liability from the balance sheet. In certain instances, such transferred obligations may return to the company and result in losses. To the extent the current owners of the company’s previously divested assets default on their decommissioning obligations, regulators may require that Chevron assume such obligations. The company would accrue losses associated with these obligations when management determines the loss to be both probable and reasonably estimable. This typically requires judgment to assess the likelihood of decommissioning obligations reverting to the company, the timing of decommissioning activity, regulatory requirements and the scope of decommissioning activities. For more information on decommissioning obligations related to previously divested assets, refer to Note 24 Other Contingencies and Commitments.
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
Millions of dollars, except per-share amounts

which an employee becomes eligible to retain the award at retirement. For more information on stock options and other share-based compensation, refer to Note 22 Stock Options and Other Share-Based Compensation.
Note 2
Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the year ended December 31, 2024, are reflected in the table below.

	Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
Balance at December 31, 2021	$(162)	$(11)	$—	$(3,716)	$(3,889)
Components of Other Comprehensive Income (Loss)[1]:
Before Reclassifications	(41)	(1)	68	703	729
Reclassifications[2,3]	—	—	(80)	442	362
Net Other Comprehensive Income (Loss)	(41)	(1)	(12)	1,145	1,091
Balance at December 31, 2022	$(203)	$(12)	$(12)	$(2,571)	$(2,798)
Components of Other Comprehensive Income (Loss)[1]:
Before Reclassifications	11	1	(16)	(397)	(401)
Reclassifications[2,3]	—	—	33	206	239
Net Other Comprehensive Income (Loss)	11	1	17	(191)	(162)
Balance at December 31, 2023	$(192)	$(11)	$5	$(2,762)	$(2,960)
Components of Other Comprehensive Income (Loss)[1]:
Before Reclassifications	(67)	(8)	(44)	119	—
Reclassifications[2,3]	—	—	25	175	200
Net Other Comprehensive Income (Loss)	(67)	(8)	(19)	294	200
Balance at December 31, 2024	$(259)	$(19)	$(14)	$(2,468)	$(2,760)
1 All amounts are net of tax.
2 Refer to Note 23 Employee Benefit Plans, for reclassified components, including amortization of actuarial gains or losses, amortization of prior service costs and settlement losses, totaling $237 that are included in employee benefit costs for the year ended December 31, 2024. Related income taxes for the same period, totaling $62, are reflected in Income Tax Expense on the Consolidated Statement of Income. All other reclassified amounts were insignificant.
3 Refer to Note 10 Financial and Derivative Instruments for cash flow hedging.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Note 3
Information Relating to the Consolidated Statement of Cash Flows

	Year ended December 31
	2024	2023	2022
Distributions more (less) than income from equity affiliates includes the following:
Distributions from equity affiliates	$4,230	$4,246	$3,855
(Income) loss from equity affiliates	(4,596)	(5,131)	(8,585)
Distributions more (less) than income from equity affiliates	$(366)	$(885)	$(4,730)
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$(932)	$1,187	$(2,317)
Decrease (increase) in inventories	(574)	(320)	(930)
Decrease (increase) in prepaid expenses and other current assets	(16)	(1,202)	(226)
Increase (decrease) in accounts payable and accrued liabilities	2,569	(49)	2,750
Increase (decrease) in income and other taxes payable	164	(2,801)	2,848
Net decrease (increase) in operating working capital	$1,211	$(3,185)	$2,125
Net cash provided by operating activities includes the following cash payments:
Interest on debt (net of capitalized interest)	$587	$465	$525
Income taxes	8,458	10,416	9,148
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$7,509	$446	$1,435
Returns of investment from equity affiliates	195	223	1,200
Proceeds and deposits related to asset sales and returns of investment	$7,704	$669	$2,635
Net maturities (investments) of time deposits consisted of the following gross amounts:
Investments in time deposits	$(6)	$—	$—
Maturities of time deposits	2	—	—
Net maturities of (investments in) time deposits	$(4)	$—	$—
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$—	$(289)	$(7)
Marketable securities sold	45	464	124
Net sales (purchases) of marketable securities	$45	$175	$117
Net repayment (borrowing) of loans by equity affiliates:
Borrowing of loans by equity affiliates	$(304)	$(368)	$(108)
Repayment of loans by equity affiliates	71	66	84
Net repayment (borrowing) of loans by equity affiliates	$(233)	$(302)	$(24)
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Repayments of short-term obligations	$(840)	$—	$—
Proceeds from issuances of short-term debt obligations	4,539	—	—
Net borrowings (repayments) of short-term obligations with three months or less maturity	1,169	135	263
Net borrowings (repayments) of short-term obligations	$4,868	$135	$263
Net sales (purchases) of treasury shares consists of the following gross and net amounts:
Shares issued for share-based compensation plans	$330	$261	$5,838
Shares purchased under share repurchase and deferred compensation plans	(15,229)	(14,939)	(11,255)
Share repurchase excise tax payments	(145)	—	—
Net sales (purchases) of treasury shares	$(15,044)	$(14,678)	$(5,417)
Net contributions from (distributions to) noncontrolling interests consisted of the following gross and net amounts:
Distributions to noncontrolling interests	$(210)	$(54)	$(118)
Contributions from noncontrolling interests	15	14	4
Net contributions from (distributions to) noncontrolling interests	$(195)	$(40)	$(114)
The “Other” line in the Operating Activities section includes changes in asset retirement obligations, decommissioning obligations associated with previously divested assets, post-employment benefit obligations and other long-term liabilities. Refer also to Note 25 Asset Retirement Obligations for a discussion of the company’s AROs activity, including revisions that did not involve cash receipts or payments.
The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash. “Depreciation, depletion and amortization” and “Deferred income tax provision” collectively include approximately $400

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

in non-cash reductions to “Properties, plant and equipment” and “Investments and advances” in 2024 relating to impairments. “Operating expenses” and “Deferred income tax provision” include an approximately $715 severance charge related to non-cash increases to “Net decrease (increase) in operating working capital” and “Other” associated with employee severance. The cash outlay for severance payments is expected to take place through 2026.
The components of “Capital expenditures” are presented in the following table:

	Year ended December 31
	2024	2023	2022
Additions to properties, plant and equipment*	$15,544	$14,788	$10,349
Additions to investments	573	690	1,147
Current-year dry hole expenditures	331	326	309
Payments for other assets and liabilities, net	—	25	169
Capital expenditures	$16,448	$15,829	$11,974
* Excludes non-cash movements of $395 in 2024, $1,559 in 2023 and $316 in 2022.
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	Year ended December 31
	2024	2023	2022
Cash and cash equivalents	$6,781	$8,178	$17,678
Restricted cash included in “Prepaid expenses and other current assets”	281	275	630
Restricted cash included in “Deferred charges and other assets”	1,200	822	813
Total cash, cash equivalents and restricted cash	$8,262	$9,275	$19,121
Note 4
New Accounting Standards
Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures The company has adopted the Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) 2023-07 which is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The standard requires companies to disclose significant segment expenses. The adoption of this ASU did not have an impact on the company’s consolidated financial position or results of operations. For additional information, refer to Note 14 Operating Segments and Geographic Data.
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
Income Statement (Topic 220) Reporting Comprehensive Income - Expense Disaggregation Disclosures In November 2024, the FASB issued ASU 2024-03, which becomes effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The standard requires companies to disclose disaggregated information about certain income statement expense line items. The company does not expect the standard to have a material effect on its consolidated financial statements and has begun evaluating disclosure presentation alternatives.
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

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Details of the right-of-use assets and lease liabilities for operating and finance leases, including the balance sheet presentation, are as follows:

	At December 31, 2024		At December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Deferred charges and other assets	$5,315	$—	$5,422	$—
Properties, plant and equipment, net	—	570	—	583
Right-of-use assets*	$5,315	$570	$5,422	$583
Accrued liabilities	$1,519	$—	$1,538	$—
Short-term debt	—	58	—	60
Current lease liabilities	1,519	58	1,538	60
Deferred credits and other noncurrent obligations	3,551	—	3,696	—
Long-term debt	—	546	—	574
Noncurrent lease liabilities	3,551	546	3,696	574
Total lease liabilities	$5,070	$604	$5,234	$634

Weighted-average remaining lease term (in years)	6.3	13.2	6.7	12.6
Weighted-average discount rate	3.7%	4.6%	3.3%	4.5%
* Includes non-cash additions of $2,205 and $40 in 2024, and $2,556 and $233 in 2023 for right-of-use assets obtained in exchange for new and modified lease liabilities for operating and finance leases, respectively.

Total lease costs consist of both amounts recognized in the Consolidated Statement of Income during the period and amounts capitalized as part of the cost of another asset. Total lease costs incurred for operating and finance leases were as follows:

	Year-ended December 31
	2024	2023	2022
Operating lease costs*	$3,447	$2,984	$2,359
Finance lease costs	83	52	57
Total lease costs	$3,530	$3,036	$2,416
* Includes variable and short-term lease costs.
Cash paid for amounts included in the measurement of lease liabilities was as follows:

	Year-ended December 31
	2024	2023	2022
Operating cash flows from operating leases	$2,468	$2,271	$1,892
Investing cash flows from operating leases	979	713	467
Operating cash flows from finance leases	26	15	18
Financing cash flows from finance leases	67	42	44
At December 31, 2024, the estimated future undiscounted cash flows for operating and finance leases were as follows:

		At December 31, 2024
		Operating Leases	Finance Leases
Year	2025	$1,665	$83
	2026	1,162	80
	2027	833	73
	2028	555	69
	2029	275	64
	Thereafter	1,276	445
	Total	$5,766	$814
Less: Amounts representing interest		696	210
Total lease liabilities		$5,070	$604
Additionally, the company has $403 in future undiscounted cash flows for operating leases not yet commenced. These leases are primarily for drilling rigs, time chartered vessels, exploration and production equipment and storage tanks. For

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

those leasing arrangements where the underlying asset is not yet constructed, the lessor is primarily involved in the design and construction of the asset.
Note 6
Summarized Financial Data – Chevron U.S.A. Inc.
Chevron U.S.A. Inc. (CUSA) is a major subsidiary of Chevron Corporation. CUSA and its subsidiaries manage and operate most of Chevron’s U.S. businesses. Assets include those related to the exploration and production of crude oil, natural gas, and natural gas liquids (NGLs) and those associated with the refining, marketing, supply and distribution of products derived from petroleum, excluding most of the regulated pipeline operations of Chevron. CUSA also holds the company’s investment in the Chevron Phillips Chemical Company LLC joint venture, which is accounted for using the equity method. The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Year ended December 31
	2024	2023	2022
Sales and other operating revenues	$149,925	$152,347	$183,032
Total costs and other deductions	145,582	144,482	166,955
Net income (loss) attributable to CUSA	4,151	4,598	13,315

	At December 31
	2024	2023
Current assets	$20,153	$19,489
Other assets	58,485	54,460
Current liabilities	25,825	20,624
Other liabilities	21,455	22,227
Total CUSA net equity	$31,358	$31,098
Memo: Total debt	$8,917	$9,740
Note 7
Summarized Financial Data – Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Refer to Note 15 Investments and Advances for a discussion of TCO operations. Summarized financial information for 100 percent of TCO is presented in the table below:

	Year ended December 31
	2024	2023	2022
Sales and other operating revenues	$18,872	$19,758	$23,975
Costs and other deductions	10,616	10,193	11,956
Net income attributable to TCO	5,779	6,569	8,566

	At December 31
	2024	2023
Current assets	$4,753	$3,919
Other assets	58,057	57,454
Current liabilities	3,203	2,372
Other liabilities	12,459	12,782
Total TCO net equity	$47,148	$46,219
Note 8
Restructuring and Reorganization Costs
In 2024, the company announced plans to achieve $2-3 billion in structural cost reductions by the end of 2026. As a result, the company recorded severance accruals during fourth quarter 2024 for employee reduction programs related to an enterprise-wide restructuring, which is expected to be substantially completed by the end of 2026.
A charge of $980 was recorded in fourth quarter 2024, with $706 reported as “Operating expenses” and $274 reported as “Selling, general and administrative expenses” on the Consolidated Statement of Income. Approximately $240 is associated with employee reductions in U.S. Upstream, $197 in International Upstream, $247 in U.S. Downstream, $22 in International Downstream and $274 in All Other. Approximately $560 is classified as current and $430 is classified as long-term on the Consolidated Balance Sheet at December 31, 2024.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

The following table summarizes the accrued severance liability.

Amounts Before Tax
Balance at January 1, 2024	$6
Accruals/Adjustments	987
Payments	(3)
Balance at December 31, 2024	$990
Note 9
Fair Value Measurements
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at December 31, 2024.
Derivatives The company records most of its derivative instruments – other than any commodity derivative contracts that are accounted for as normal purchase and normal sale – on the Consolidated Balance Sheet at fair value, with the offsetting amount to the Consolidated Statement of Income. The company designates certain derivative instruments as cash flow hedges, if applicable. Derivatives classified as Level 1 include futures, swaps and options contracts valued using quoted prices from active markets such as the New York Mercantile Exchange. Derivatives classified as Level 2 include swaps, options and forward contracts, the fair values of which are obtained from third-party broker quotes, industry pricing services and exchanges. The company obtains multiple sources of pricing information for the Level 2 instruments. Since this pricing information is generated from observable market data, it has historically been very consistent. The company does not materially adjust this information.
Properties, Plant and Equipment In 2024, the company did not have any individually material impairments of long lived assets measured at fair value on a nonrecurring basis. In 2023, the company impaired a portion of its U.S. upstream assets, primarily in California, due to continuing regulatory challenges in the state that have resulted in lower anticipated future investment levels in its business plans.
Investments and Advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in 2024 or 2023.
The tables below show the fair value hierarchy for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2024 and 2023.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At December 31, 2024				At December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$—	$—	$—	$—	$45	$45	$—	$—
Derivatives - not designated	137	127	10	—	152	24	128	—
Derivatives - designated	—	—	—	—	7	7	—	—
Total assets at fair value	$137	$127	$10	$—	$204	$76	$128	$—
Derivatives - not designated	136	47	89	—	262	160	102	—
Derivatives - designated	17	17	—	—	—	—	—	—
Total liabilities at fair value	$153	$64	$89	$—	$262	$160	$102	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At December 31					At December 31
					Before-Tax Loss					Before-Tax Loss
	Total	Level 1	Level 2	Level 3	Year 2024	Total	Level 1	Level 2	Level 3	Year 2023
Properties, plant and equipment, net (held and used)	$324	$—	$—	$324	$226	$484	$—	$—	$484	$2,175
Properties, plant and equipment, net (held for sale)	616	—	616	—	274	—	—	—	—	5
Investments and advances	36	—	36	—	289	207	5	165	37	352
Total nonrecurring assets at fair value	$976	$—	$652	$324	$789	$691	$5	$165	$521	$2,532

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

At year-end 2024, the company had assets measured at fair value Level 3 using unobservable inputs of $324. The carrying value of these assets were written down to fair value based on estimates derived from discounted cash flow models. Cash flows were determined using estimates of future production, an outlook of future price based on published prices and a discount rate believed to be consistent with those used by principal market participants.
Assets and Liabilities Not Required to Be Measured at Fair Value The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less and money market funds. “Cash and cash equivalents” had carrying/fair values of $6,781 and $8,178 at December 31, 2024, and December 31, 2023, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at December 31, 2024.
“Cash and cash equivalents” do not include investments with a carrying/fair value of $1,481 and $1,097 at December 31, 2024, and December 31, 2023, respectively. At December 31, 2024, these investments are classified as Level 1 and include restricted funds mainly related to certain upstream decommissioning activities, a tax-deferred transaction and financing programs.
Long-term debt, excluding finance lease liabilities, of $10,810 and $14,612 at December 31, 2024, and December 31, 2023, respectively, had estimated fair values of $9,791 and $13,709, respectively. Long-term debt primarily includes corporate issued bonds. At December 31, 2024, the fair value of corporate bonds is $9,243 and classified as Level 1 and the fair value of other long-term debt classified as Level 2 is $548.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at December 31, 2024 and 2023, were not material.
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
Derivative instruments measured at fair value at December 31, 2024, 2023 and 2022, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives

			At December 31
Type of Contract	Balance Sheet Classification	2024	2023
Commodity	Accounts and notes receivable	$122	$151
Commodity	Long-term receivables, net	15	8
Total assets at fair value		$137	$159
Commodity	Accounts payable	$127	$216
Commodity	Deferred credits and other noncurrent obligations	26	46
Total liabilities at fair value		$153	$262

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Consolidated Statement of Income: The Effect of Derivatives

		Gain/(Loss)
		Year ended December 31
Type of Contract	Statement of Income Classification	2024	2023	2022
Commodity	Sales and other operating revenues	$(57)	$(304)	$(651)
Commodity	Purchased crude oil and products	28	(154)	(226)
Commodity	Other income (loss)	6	(47)	10
		$(23)	$(505)	$(867)
The amount reclassified from AOCL to “Sales and other operating revenues” from designated hedges was a net loss of $25 in 2024, compared with a net loss of $33 in the prior year. At December 31, 2024, before-tax deferred losses in AOCL related to outstanding crude oil price hedging contracts were $17, all of which is expected to be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.
The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at December 31, 2024 and 2023.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities

	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amounts

At December 31, 2024
Derivative Assets - not designated	$1,895	$1,758	$137	$3	$134
Derivative Assets - designated	$—	$—	$—	$—	$—
Derivative Liabilities - not designated	$1,894	$1,758	$136	$2	$134
Derivative Liabilities - designated	$17	$—	$17	$—	$17
At December 31, 2023
Derivative Assets - not designated	$2,394	$2,242	$152	$4	$148
Derivative Assets - designated	$8	$1	$7	$—	$7
Derivative Liabilities - not designated	$2,504	$2,242	$262	$15	$247
Derivative Liabilities - designated	$1	$1	$—	$—	$—

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
Note 11
Assets Held for Sale
At December 31, 2024, the company classified $481 of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream and downstream operations that were sold in early 2025, or are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2024 were not material.
Note 12
Equity
Retained earnings at December 31, 2024 and 2023, included $35,349 and $34,359, respectively, for the company’s share of undistributed earnings of equity affiliates.
At December 31, 2024, about 96 million shares of Chevron’s common stock remained available for issuance from the 104 million shares that were reserved for issuance under the 2022 Chevron Long-Term Incentive Plan. In addition, 559,513 shares remain available for issuance from the 1,600,000 shares of the company’s common stock that were reserved for awards under the Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan.

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

	Year ended December 31
	2024	2023	2022
Basic EPS Calculation
Earnings available to common stockholders - Basic*	$17,661	$21,369	$35,465
Weighted-average number of common shares outstanding	1,810	1,873	1,931
Add: Deferred awards held as stock units	—	—	—
Total weighted-average number of common shares outstanding	1,810	1,873	1,931
Earnings per share of common stock - Basic	$9.76	$11.41	$18.36
Diluted EPS Calculation
Earnings available to common stockholders - Diluted*	$17,661	$21,369	$35,465
Weighted-average number of common shares outstanding	1,810	1,873	1,931
Add: Deferred awards held as stock units	—	—	—
Add: Dilutive effect of employee stock-based awards	7	7	9
Total weighted-average number of common shares outstanding	1,817	1,880	1,940
Earnings per share of common stock - Diluted	$9.72	$11.36	$18.28
* There was no effect of dividend equivalents paid on stock units or dilutive impact of employee stock-based awards on earnings.
Note 14
Operating Segments and Geographic Data
Although each subsidiary of Chevron is responsible for its own affairs, Chevron Corporation manages its investments in these subsidiaries and their affiliates. The investments are grouped into two business segments, Upstream and Downstream, representing the company’s “reportable segments” and “operating segments.” Upstream operations consist primarily of exploring for, developing, producing and transporting crude oil and natural gas; liquefaction, transportation and regasification associated with LNG; transporting crude oil by major international oil export pipelines; processing, transporting, storage and marketing of natural gas; carbon capture and storage; and a gas-to-liquids plant. Downstream operations consist primarily of refining of crude oil into petroleum products; marketing of crude oil, refined products, and lubricants; manufacturing and marketing of renewable fuels; transporting of crude oil and refined products by pipeline, marine vessel, motor equipment and rail car; and manufacturing and marketing of commodity petrochemicals, plastics for industrial uses, and fuel and lubricant additives. All Other activities of the company include worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, and technology activities.
The company’s segments are managed by “segment managers” who report to the “chief operating decision maker” (CODM), which is comprised of the company’s Executive Committee, as referenced in Item 10 Executive Officers.
The segments represent components of the company that engage in activities from which revenues are earned and expenses are incurred. Each segment has discrete financial information available. The CODM regularly reviews the operating results of these segments to assess their performance and make decisions about resources to be allocated to the segments. The company's primary country of operation is the United States of America, its country of domicile, while other components of the company's operations are reported as “International” (outside the United States).
Segment Sales and Other Operating Revenues Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil, natural gas and NGLs, as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives, renewable fuels, and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities and technology companies.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Segment Expenses Purchased crude oil and products, operating and selling, general and administrative (SG&A) expense, and depreciation, depletion and amortization are the company’s significant segment expenses. Operating and SG&A expenses include transportation, employee costs, service and fees, fuel and utilities, materials and supplies, SG&A expenses and other components of periodic benefit costs. Other costs and deductions primarily represent taxes other than on income, exploration expense and interest and debt expenses.
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
Segmented income statements for the years ended December 31, 2024, 2023 and 2022 are presented below:

	Upstream		Downstream		Segment Total	All Other	Total
Year Ended December 31, 2024	U.S.	Int'l.	U.S.	Int'l.
Sales and other operating revenues before elimination	$44,302	$43,466	$80,417	$77,430	$245,615	$617	$246,232
Intersegment revenue elimination	(29,662)	(11,258)	(9,745)	(1,668)	(52,333)	(485)	(52,818)
Sales and Other Operating Revenues	14,640	32,208	70,672	75,762	193,282	132	193,414

Income (loss) from equity affiliates	(62)	3,642	1,010	10	4,600	(4)	4,596
Other income (loss)[1]	346	3,460	358	96	4,260	522	4,782
Total Revenues and Other Income	14,924	39,310	72,040	75,868	202,142	650	202,792

Intersegment product transfers[2]	25,305	4,190	(26,845)	(2,833)	(183)	183	—
Less expenses:
Purchased crude oil and products	13,326	9,445	33,514	62,921	119,206	—	119,206
Operating and SG&A expenses	7,708	6,412	9,425	6,034	29,579	2,914	32,493
Depreciation, depletion and amortization	7,562	7,935	1,091	360	16,948	334	17,282
Other costs and deductions[3]	1,805	1,156	550	2,071	5,582	723	6,305
Total Costs and Other Deductions	30,401	24,948	44,580	71,386	171,315	3,971	175,286

Income Tax Expense (Benefit)	2,198	7,548	84	397	10,227	(470)	9,757
Less: Net income (loss) attributable to non-controlling interests	28	4	—	56	88	—	88
Net Income (Loss) Attributable to Chevron Corporation	$7,602	$11,000	$531	$1,196	$20,329	$(2,668)	$17,661
Values have been adjusted for eliminations, unless otherwise specified.
[1] Includes interest income of $296 in “All Other.”
[2] Valuation of product transfers between operating segments.
[3] Includes interest expense of $539 in “All Other.”

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

	Upstream		Downstream		Segment Total	All Other	Total
Year ended December 31, 2023	U.S.	Int'l.	U.S.	Int'l.
Sales and other operating revenues before elimination	$40,115	$43,805	$83,567	$78,058	$245,545	$597	$246,142
Intersegment revenue elimination	(26,307)	(11,871)	(8,793)	(1,794)	(48,765)	(464)	(49,229)
Sales and Other Operating Revenues	13,808	31,934	74,774	76,264	196,780	133	196,913

Income (loss) from equity affiliates	(387)	4,272	736	519	5,140	(9)	5,131
Other income (loss)[1]	(2,536)	776	444	39	(1,277)	182	(1,095)
Total Revenues and Other Income	10,885	36,982	75,954	76,822	200,643	306	200,949

Intersegment product transfers[2]	23,665	4,274	(23,887)	(4,184)	(132)	132	—
Less expenses:
Purchased crude oil and products	13,019	7,270	37,176	61,731	119,196	—	119,196
Operating and SG&A expenses	6,879	5,837	8,432	6,058	27,206	2,034	29,240
Depreciation, depletion and amortization	7,666	8,109	931	301	17,007	319	17,326
Other costs and deductions[3]	1,676	1,010	515	1,782	4,983	620	5,603
Total Costs and Other Deductions	29,240	22,226	47,054	69,872	168,392	2,973	171,365

Income Tax Expense (Benefit)	1,141	5,733	1,109	519	8,502	(329)	8,173
Less: Net income (loss) attributable to non-controlling interests	21	7	—	14	42	—	42
Net Income (Loss) Attributable to Chevron Corporation	$4,148	$13,290	$3,904	$2,233	$23,575	$(2,206)	$21,369
Values have been adjusted for eliminations, unless otherwise specified.
[1] Includes interest income of $491 in “All Other.”
[2] Valuation of product transfers between operating segments.
[3] Includes interest expense of $432 in “All Other.”

	Upstream		Downstream		Segment Total	All Other	Total
Year Ended December 31, 2022	U.S.	Int'l.	U.S.	Int'l.
Sales and other operating revenues before elimination	$50,822	$56,156	$91,824	$87,741	$286,543	$518	$287,061
Intersegment revenue elimination	(29,870)	(13,815)	(5,529)	(1,728)	(50,942)	(402)	(51,344)
Sales and Other Operating Revenues	20,952	42,341	86,295	86,013	235,601	116	235,717

Income (loss) from equity affiliates	(22)	6,648	1,003	962	8,591	(6)	8,585
Other income (loss)[1]	103	1,272	527	(8)	1,894	56	1,950
Total Revenues and Other Income	21,033	50,261	87,825	86,967	246,086	166	246,252

Intersegment product transfers[2]	29,801	7,078	(31,245)	(5,706)	(72)	72	—
Less expenses:
Purchased crude oil and products	21,008	12,717	40,483	71,208	145,416	—	145,416
Operating and SG&A expenses	6,799	6,810	7,829	5,094	26,532	2,789	29,321
Depreciation, depletion and amortization	5,012	9,830	913	311	16,066	253	16,319
Other costs and deductions[3]	1,699	1,230	446	1,515	4,890	632	5,522
Total Costs and Other Deductions	34,518	30,587	49,671	78,128	192,904	3,674	196,578

Income Tax Expense (Benefit)	3,678	9,055	1,515	280	14,528	(462)	14,066
Less: Net income (loss) attributable to non-controlling interests	17	34	—	92	143	—	143
Net Income (Loss) Attributable to Chevron Corporation	$12,621	$17,663	$5,394	$2,761	$38,439	$(2,974)	$35,465
Values have been adjusted for eliminations, unless otherwise specified.
[1] Includes interest income of $261 in “All Other.”
[2] Valuation of product transfers between operating segments.
[3] Includes interest expense of $476 in “All Other.”

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Segment Assets Segment assets do not include intercompany investments or receivables. Assets at year-end 2024 and 2023 are as follows:

	At December 31
	2024	2023
Upstream
United States	$60,914	$58,750
International	123,343	131,685
Goodwill	4,226	4,370
Total Upstream	188,483	194,805
Downstream
United States	34,253	33,066
International	22,165	21,070
Goodwill	352	352
Total Downstream	56,770	54,488
Total Segment Assets	245,253	249,293
All Other
United States	8,382	10,292
International	3,303	2,047
Total All Other	11,685	12,339
Total Assets – United States	103,549	102,108
Total Assets – International	148,811	154,802
Goodwill	4,578	4,722
Total Assets	$256,938	$261,632
Other Segment Information Additional information for the segmentation of major equity affiliates is contained in Note 15 Investments and Advances. Information related to properties, plant and equipment by segment is contained in Note 18 Properties, Plant and Equipment. Information related to unusual items is contained in Note 27 Other Financial Information.

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

Investments and Advances			Equity in Earnings
	At December 31		Year ended December 31
	2024	2023	2024	2023	2022
Upstream
Tengizchevroil	$27,368	$26,954	$3,033	$3,375	$4,386
Caspian Pipeline Consortium	719	797	180	158	128
Angola LNG Limited	1,665	1,762	405	513	1,857
Other	1,716	2,106	(38)	(161)	255
Total Upstream	31,468	31,619	3,580	3,885	6,626
Downstream
Chevron Phillips Chemical Company LLC	8,571	7,765	903	608	867
GS Caltex Corporation	4,144	4,309	58	437	874
Other	2,432	2,426	60	210	224
Total Downstream	15,147	14,500	1,021	1,255	1,965
All Other
Other	3	(6)	(5)	(9)	(6)
Total equity method	$46,618	$46,113	$4,596	$5,131	$8,585
Other non-equity method investments	820	699
Total investments and advances	$47,438	$46,812
Total United States	$11,960	$10,985	$944	$340	$975
Total International	$35,478	$35,827	$3,652	$4,791	$7,610

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Descriptions of major equity affiliates and non-equity investments, including significant differences between the company’s carrying value of its investments and its underlying equity in the net assets of the affiliates, are as follows:
Tengizchevroil Chevron has a 50 percent equity ownership interest in TCO, which operates the Tengiz and Korolev crude oil fields in Kazakhstan. At December 31, 2024, the company’s carrying value of its investment in TCO was about $73 higher than the amount of underlying equity in TCO’s net assets. This difference results from Chevron acquiring a portion of its interest in TCO at a value greater than the underlying book value for that portion of TCO’s net assets. Included in the investment is a loan to TCO to fund the development of the Wellhead Pressure Management Project (WPMP) and Future Growth Project (FGP) with a principal balance of $4,500.
Caspian Pipeline Consortium Chevron has a 15 percent interest in the Caspian Pipeline Consortium, which provides the critical export route for crude oil from both TCO and Karachaganak.
Angola LNG Limited Chevron has a 36.4 percent interest in Angola LNG Limited, which processes and liquefies natural gas produced in Angola for delivery to international markets.
Chevron Phillips Chemical Company LLC Chevron owns 50 percent of Chevron Phillips Chemical Company LLC. Included in the investment balance is a loan with a principal balance of $669 to fund a portion of the Golden Triangle Polymers Project in Orange, Texas, in which Chevron Phillips Chemical Company LLC owns 51 percent.
GS Caltex Corporation Chevron owns 50 percent of GS Caltex Corporation, a joint venture with GS Energy in South Korea. The joint venture imports, produces and markets petroleum products, petrochemicals and lubricants.
Other Information “Sales and other operating revenues” on the Consolidated Statement of Income includes $13,850, $13,623 and $16,286 with affiliated companies for 2024, 2023 and 2022, respectively. “Purchased crude oil and products” includes $6,547, $7,404 and $10,171 with affiliated companies for 2024, 2023 and 2022, respectively.
“Accounts and notes receivable” on the Consolidated Balance Sheet includes $1,258 and $1,480 due from affiliated companies at December 31, 2024 and 2023, respectively. “Accounts payable” includes $556 and $591 due to affiliated companies at December 31, 2024 and 2023, respectively.
The following table provides summarized financial information on a 100 percent basis for all equity affiliates as well as Chevron’s total share, which includes Chevron’s net loans to affiliates of $4,731, $4,494 and $4,278 at December 31, 2024, 2023 and 2022, respectively.

	Affiliates			Chevron Share
Year ended December 31	2024	2023	2022	2024	2023	2022
Total revenues	$46,081	$49,306	$100,184	$21,765	$23,217	$48,323
Income before income tax expense*	13,127	15,304	23,811	6,088	7,209	10,876
Net income attributable to affiliates	10,253	11,618	19,077	4,802	5,485	8,595
At December 31
Current assets	$21,697	$22,772	$26,632	$9,323	$10,110	$11,671
Noncurrent assets	104,396	105,965	101,557	49,435	48,753	46,428
Current liabilities	12,906	14,085	16,319	5,084	6,698	7,708
Noncurrent liabilities	22,651	23,797	22,943	7,278	6,342	5,980
Total affiliates’ net equity	$90,536	$90,855	$88,927	$46,396	$45,823	$44,411
* Chevron’s net income attributable to affiliates is recorded in the company’s before-tax consolidated earnings in accordance with U.S. Generally Accepted Accounting Principles. The total income tax expense recorded by the company’s equity affiliates in 2024 was $2,874, with Chevron’s share being $1,286.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Note 16
Litigation
Climate Change
Governmental and other plaintiffs in various jurisdictions across the United States have brought legal proceedings against fossil fuel producing companies, including Chevron entities, purporting to seek legal and equitable relief to address alleged impacts of climate change. Chevron entities are or were among the codefendants in 32 separate lawsuits filed by various U.S. cities and counties, four U.S. states, the District of Columbia, the Commonwealth of Puerto Rico, two Native American tribes, and a trade group in both federal and state courts.3 The lawsuits have asserted various causes of action, including public nuisance, private nuisance, failure to warn, fraud, conspiracy to commit fraud, design defect, product defect, trespass, negligence, impairment of public trust, equitable relief for pollution, impairment and destruction of natural resources, unjust enrichment, violations of consumer and environmental protection statutes, violations of unfair competition statutes, violations of a federal antitrust statute, and violations of federal and state RICO statutes, based upon, among other things, the company’s production of oil and gas products and alleged misrepresentations or omissions relating to climate change risks associated with those products. Further such proceedings are likely to be brought by other parties. While defendants have sought to remove cases filed in state court to federal court, most of those cases have been remanded to state court and the U.S. Supreme Court has denied petitions for writ of certiorari on jurisdictional questions to date. The U.S. Supreme Court has also denied petitions for certiorari to review a decision from the Hawaii Supreme Court allowing claims brought by the City and County of Honolulu to proceed past the pleadings. The unprecedented legal theories set forth in these proceedings include claims for damages (both compensatory and punitive), injunctive and other forms of equitable relief, including without limitation abatement, contribution to abatement funds, disgorgement of profits and equitable relief for pollution, impairment and destruction of natural resources, civil penalties and liability for fees and costs of suits. Due to the unprecedented nature of the suits, the company is unable to estimate any range of possible liability, but given the uncertainty of litigation there can be no assurance that the cases will not have a material adverse effect on the company’s results of operations and financial condition. Management believes that these proceedings are legally and factually meritless and detract from constructive efforts to address the important policy issues presented by climate change and will vigorously defend against such proceedings.
3 The cases are: Municipality of Bayamon et al. v. Exxon Mobil Corp., et al., No. 22-cv-1550 (D.P.R.); City of Annapolis v. BP P.L.C., et al., No. C-02-CV-21-000250 (Md. Cir. Ct.) (dismissed on the merits, Plaintiff’s appeal pending); Anne Arundel County v. BP P.L.C., et al., No. C-02-CV-21-000565 (Md. Cir. Ct.) (dismissed on the merits, Plaintiff’s appeal pending); Mayor and City Council of Baltimore v. BP P.L.C., et al., No. 24-C-18-004219 (Md. Cir. Ct.) (dismissed on the merits, Plaintiff’s appeal pending); People ex rel. Bonta v. Exxon Mobil Corp., et al., No. CGC-23-609134 (Cal. Super. Ct.); Bucks County v. BP P.L.C., et al., No. 2024-01836 (Pa. Ct. Com. Pl.); City of Charleston v. Brabham Oil Co., et al., No. 2020-CP-10-3975 (S.C. Ct. of Com. Pl.); District of Columbia v. Exxon Mobil Corp., et al., No. 2020-CA-002892-B (D.C. Super. Ct.); Delaware ex rel. Jennings v. BP America Inc., et al., C.A. No. N20C-09-097 (Del.Super. Ct.); City of Hoboken v. Exxon Mobil Corp., et al., No. HUD-L-003179-20 (N.J. Super. Ct.); City and County of Honolulu, et al. v. Sunoco LP, et al., No. 1CCV-20-0000380 (Haw. Cir. Ct.); City of Imperial Beach v. Chevron Corp., et al., No. C17-01227 (Cal. Super. Ct.); King County v. BP P.L.C., et al., No. 18-2-11859-0 (Wash. Super. Ct.) (voluntarily dismissed); Makah Indian Tribe v. Exxon Mobil Corp., et al., No. 23-25216-1-SEA (Wash. Super. Ct.); County of Marin v. Chevron Corp., et al., No. 17-cv-02586 (Cal. Super. Ct.); County of Maui v. Sunoco LP, et al., No. 2CCV-20-0000283 (Haw. Cir. Ct.); County of Multnomah v. Exxon Mobil Corp., et al., No. 23-cv-25164 (Or. Cir. Ct.); Municipality of San Juan, Puerto Rico v. Exxon Mobil Corp., et al., No. 23-cv-01608 (D.P.R.); City of Oakland v. BP P.L.C., et al., No. RG17875889 (Cal. Super. Ct.); Platkin, et al. v. Exxon Mobil Corp., et al., No. MER-L-001797-22 (N.J. Super. Ct.) (dismissed on the merits, appeal may be filed); Estado Libre Asociado de Puerto Rico [Commonwealth of Puerto Rico] v. Exxon Mobil Corp., et al., No. SJ2024CV06512 (Tribunal de Primera Instancia, Estado Libre Asociado de P.R.) [P.R. Ct. of First Instance, Commonwealth of P.R.]; City of New York v. Chevron Corp., et al., No. 18-cv-00182 (S.D.N.Y.) (dismissed on the merits); Pacific Coast Federation of Fishermen’s Associations, Inc. v. Chevron Corp., et al., No. CGC-18-571285 (Cal. Super. Ct.) (voluntarily dismissed); State of Rhode Island v. Chevron Corp., et al., C.A. No. PC-2018-4716 (R.I. Super. Ct.); City of Richmond v. Chevron Corp., et al., No. C18-00055 (Cal. Super. Ct.); City of San Francisco v. BP P.L.C., et al., No. CGC-17-561370 (Cal. Super. Ct.); County of San Mateo v. Chevron Corp., et al., No. 17-CIV-03222 (Cal. Super. Ct.); City of Santa Cruz v. Chevron Corp., et al., No. 17-CV-03243 (Cal. Super. Ct.); County of Santa Cruz v. Chevron Corp., et al., No. 17-CV-03242 (Cal. Super. Ct.); Shoalwater Bay Indian Tribe v. Exxon Mobil Corp., et al., No. 23-2-25215-2-SEA (Wash. Super. Ct.); City of Chicago v. BP P.L.C., et al., No. 2024CH01024 (Ill. Cir. Ct.); Maine v. BP P.L.C. et al., No. PORSC-CV-24-442 (Me. Super. Ct.).

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Louisiana
Seven coastal parishes and the State of Louisiana have filed lawsuits in Louisiana against numerous oil and gas companies seeking damages for coastal erosion in or near oil fields located within Louisiana’s coastal zone under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA). Chevron entities are defendants in 37 of these cases.4 The lawsuits allege that the defendants’ historical operations were conducted without necessary permits or failed to comply with permits obtained and seek damages and other relief, including the costs of restoring coastal wetlands allegedly impacted by oil field operations. Further such proceedings may be brought by other parties. The Supreme Court denied a petition for writ of certiorari on jurisdictional questions impacting certain of these cases, and those cases have been or will be remanded to Louisiana state court, one of which has been set for trial and is scheduled to begin in March 2025. Federal jurisdictional questions are still being decided for the remaining cases in the United States federal court system. Due to the unprecedented nature of the suits, the company is unable to estimate any range of possible liability, but given the uncertainty of litigation there can be no assurance that the cases will not have a material adverse effect on the company’s results of operations and financial condition. Management believes that the claims lack legal and factual merit and will continue to vigorously defend against such proceedings.

4 The cases are: Jefferson Parish v. Atlantic Richfield Company, et al., No. 732-768 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. Chevron U.S.A. Holdings, Inc., et al., No. 732-769 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. Destin Operating Company, Inc., et al., No. 732-770 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. Canlan Oil Company, et al., No. 732-771 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. Anadarko E&P Onshore LLC, et al., No. 732-772 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. ExxonMobil Corporation, et al., No. 732-774 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. Equitable Petroleum Corporation, et al., No. 732-775 (24th Jud. Dist. Ct., Jefferson Par.); Plaquemines Parish v. ConocoPhillips Co., et al., No. 60-982 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. HHE Energy Co., et al., No. 60-983 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Exchange Oil & Gas Corp., et al., No. 60-984 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. LLOG Exploration & Production Co., et al., No. 60-985 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Equitable Petroleum Corporation, et al., No. 60-986 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. June Energy, et al., No. 60-987 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Linder Oil Company, et al., No. 60-988 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Riverwood Production Company, et al., No. 60-989 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Helis Oil & Gas Company, et al., No. 60-990 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Northcoast Oil Company, et al., No. 60-992 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Goodrich Petroleum Company, L.L.C., et al., No. 60-994 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Devon Energy Production Company, L.P., et al., No. 60-995 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Rozel Operating Co., et al., No. 60-996 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Palm Energy Offshore, L.L.C., et al., No. 60-997 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Great Southern Oil & Gas Company, Inc., et al., No. 60-998 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Hilcorp Energy Company, et al., No. 60-999 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Apache Oil Corporation, et al., No. 61-000 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Campbell Energy Corporation, et al., No. 61-001 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. TotalPetrochemicals & Refining USA, Inc., et al., No. 61-002 (25th Jud. Dist. Ct., Plaquemines Par.); Cameron Parish v. Alpine Exploration Companies, Inc., et al., No. 10-19580 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. Apache Corporation (of Delaware), et al., No. 10-19579 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. Ballard Exploration Company, Inc., et al., No. 10-19574 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. Bay Coquille, Inc., et al., No. 10-19581 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. BEPCO, LP, et al., No. 10-19572 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. BP America Production Company, et al., No. 10-19576 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. Brammer Engineering, Inc., et al., No. 10-19573 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. Burlington Resources, et al., No. 10-19575 (38th Jud. Dist. Ct., Cameron Par.); Stutes v. Gulfport Energy Corporation, et al., No. 102,146 (15th Jud. Dist. Ct., Vermilion Par.); St. Bernard Parish v. Atlantic Richfield, et al., No. 16-1228 (34th Jud. Dist. Ct. St., Bernard Par.); City of New Orleans v. Apache Louisiana Mins, LLC, et al., No. 19-cv-08290, (E.D. La.).

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Note 17
Taxes

Income Taxes	Year ended December 31
	2024	2023	2022
Income tax expense (benefit)
U.S. federal
Current	$854	$895	$1,723
Deferred	748	666	2,240
State and local
Current	275	211	482
Deferred	10	1	39
Total United States	1,887	1,773	4,484
International
Current	7,388	6,745	9,738
Deferred	482	(345)	(156)
Total International	7,870	6,400	9,582
Total income tax expense (benefit)	$9,757	$8,173	$14,066
The reconciliation between the U.S. statutory federal income tax rate and the company’s effective income tax rate is detailed in the following table:

	Year ended December 31
	2024	2023	2022
Income (loss) before income taxes
United States	$8,056	$8,565	$21,005
International	19,450	21,019	28,669
Total income (loss) before income taxes	27,506	29,584	49,674
Theoretical tax (at U.S. statutory rate of 21%)	5,776	6,213	10,432
Equity affiliate accounting effect	(845)	(1,072)	(1,678)
Effect of income taxes from international operations	4,742	3,001	5,041
State and local taxes on income, net of U.S. federal income tax benefit	214	252	508
Prior year tax adjustments, claims and settlements [1]	(30)	(32)	(90)
Tax credits	(28)	(20)	(6)
Other U.S. [1,2]	(72)	(169)	(141)
Total income tax expense (benefit)	$9,757	$8,173	$14,066

Effective income tax rate [3]	35.5%	27.6%	28.3%
1 Includes one-time tax costs (benefits) associated with changes in uncertain tax positions.
2 Includes one-time tax costs (benefits) associated with changes in valuation allowances (2024 - $(12); 2023 - $(84); 2022 - $(36)).
3 The company’s effective tax rate is reflective of equity income reported on an after-tax basis as part of the “Total Income (Loss) Before Income Tax Expense,” in accordance with U.S. Generally Accepted Accounting Principles. Chevron’s share of its equity affiliates’ total income tax expense in 2024 was $1,286.
The 2024 increase in income tax expense of $1,584 and the change in the company’s effective tax rate from 27.6 percent in 2023 to 35.5 percent in 2024 were primarily a result of the tax impacts from the asset sales in Canada.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

The company records its deferred taxes on a tax-jurisdiction basis. The reported deferred tax balances are composed of the following:

		At December 31
	2024	2023
Deferred tax liabilities
Properties, plant and equipment	$20,648	$20,303
Investments and other	5,254	4,263
Total deferred tax liabilities	25,902	24,566
Deferred tax assets
Foreign tax credits	(15,261)	(13,560)
Asset retirement obligations/environmental reserves	(4,220)	(4,543)
Employee benefits	(2,050)	(1,785)
Deferred credits	(292)	(268)
Tax loss carryforwards	(3,034)	(3,492)
Other accrued liabilities	(1,137)	(1,416)
Inventory	(68)	(126)
Operating leases	(1,352)	(1,479)
Miscellaneous	(4,180)	(3,652)
Total deferred tax assets	(31,594)	(30,321)
Deferred tax assets valuation allowance	21,313	20,416
Total deferred income taxes, net	$15,621	$14,661
Deferred tax liabilities increased by $1,336 from year-end 2023, driven by deferred tax impacts resulting from the asset sales in Canada and foreign exchange impacts. Deferred tax assets increased by $1,273 from year-end 2023. This increase was primarily related to increases in foreign tax credits and foreign exchange impacts, partially offset by decreases in tax loss carryforwards and other accrued liabilities.
The overall valuation allowance, which increased by $897 from year-end 2023, relates to deferred tax assets for U.S. foreign tax credit carryforwards, tax loss carryforwards and temporary differences. The valuation allowance reduces the deferred tax assets to amounts that are, in management’s assessment, more likely than not to be realized. At the end of 2024, the company had gross tax loss carryforwards of approximately $9,231 and tax credit carryforwards of approximately $288, primarily related to various international tax jurisdictions. Whereas some of these tax loss carryforwards do not have an expiration date, others expire at various times from 2025 through 2043. U.S. foreign tax credit carryforwards of $15,261 will expire between 2025 and 2034.
At December 31, 2024 and 2023, deferred taxes were classified on the Consolidated Balance Sheet as follows:

	At December 31
	2024	2023
Deferred charges and other assets	$(3,516)	$(4,169)
Noncurrent deferred income taxes	19,137	18,830
Total deferred income taxes, net	$15,621	$14,661
Income taxes, including U.S. state and foreign withholding taxes, are not accrued for unremitted earnings of international operations that have been or are intended to be reinvested indefinitely, or where no taxable temporary differences exist that are attributable to an investment in a foreign entity. The indefinite reinvestment assertion continues to apply for the purpose of determining deferred tax liabilities for U.S. state and foreign withholding tax purposes. It is not practicable to estimate the amount of state and foreign withholding taxes that might be payable on the possible remittance of earnings that are intended to be reinvested indefinitely. The company does not anticipate incurring significant additional taxes on remittances of earnings that are not indefinitely reinvested.
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
The following table indicates the changes to the company’s unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022. The term “unrecognized tax benefits” in the accounting standards for income taxes refers to the

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. Interest and penalties are not included.

	2024	2023	2022
Balance at January 1	$5,452	$5,323	$5,288
Foreign currency effects	—	(27)	(2)
Additions based on tax positions taken in current year	236	248	30
Additions for tax positions taken in prior years	101	265	234
Reductions based on tax positions taken in current year	(54)	(104)	—
Reductions for tax positions taken in prior years	(883)	(251)	(117)
Settlements with taxing authorities in current year	—	(2)	(110)
Balance at December 31	$4,852	$5,452	$5,323
Approximately 76 percent of the $4,852 of unrecognized tax benefits at December 31, 2024, would have an impact on the effective tax rate if subsequently recognized. Certain of these unrecognized tax benefits relate to tax carryforwards that may require a full valuation allowance at the time of any such recognition.
The company and its subsidiaries are subject to income taxation and audits throughout the world. With certain exceptions, income tax examinations are completed through 2016 for the United States and 2007 for other major jurisdictions.
The company engages in ongoing discussions with tax authorities regarding the resolution of tax matters in the various jurisdictions. Both the outcome of these tax matters and the timing of resolution and/or closure of the tax audits are highly uncertain. Of the amount of unrecognized tax benefits the company has identified as of December 31, 2024, it is reasonably possible that developments on tax matters in certain tax jurisdictions may result in decreases of approximately 68 percent within the next 12 months. Given the number of years that still remain subject to examination and the number of matters being examined in the various tax jurisdictions, the company is unable to estimate the range of possible adjustments to the balance of unrecognized tax benefits.
On the Consolidated Statement of Income, the company reports interest and penalties related to liabilities for uncertain tax positions as “Income Tax Expense (Benefit).” As of December 31, 2024, accrued expense of $268 for anticipated interest and penalties was included on the Consolidated Balance Sheet, compared with accrued expense of $229 as of year-end 2023. Income tax expense (benefit) associated with interest and penalties was $40, $124 and $152 in 2024, 2023 and 2022, respectively.

Taxes Other Than on Income
	Year ended December 31
	2024	2023	2022
United States
Import duties and other levies	$8	$(9)	$10
Property and other miscellaneous taxes	977	818	609
Payroll taxes	296	286	248
Taxes on production	842	801	989
Total United States	2,123	1,896	1,856
International
Import duties and other levies	90	72	63
Property and other miscellaneous taxes	2,283	2,004	1,789
Payroll taxes	125	121	122
Taxes on production	95	127	202
Total International	2,593	2,324	2,176
Total taxes other than on income	$4,716	$4,220	$4,032

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Note 18
Properties, Plant and Equipment1

	At December 31						Year ended December 31
	Gross Investment at Cost			Net Investment			Additions at Cost[2]			Depreciation Expense[3]
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Upstream
United States	$124,439	$117,955	$96,590	$52,428	$50,390	$37,031	$9,591	$20,408	$6,461	$7,562	$7,666	$5,012
International	176,401	183,996	188,556	76,642	84,561	88,549	4,426	4,130	2,599	7,935	8,109	9,830
Total Upstream	300,840	301,951	285,146	129,070	134,951	125,580	14,017	24,538	9,060	15,497	15,775	14,842
Downstream
United States	32,336	31,192	29,802	13,667	13,521	12,827	1,217	1,623	2,742	1,091	931	913
International	8,331	8,401	8,281	2,946	3,122	3,226	245	237	246	360	301	311
Total Downstream	40,667	39,593	38,083	16,613	16,643	16,053	1,462	1,860	2,988	1,451	1,232	1,224
All Other
United States	4,304	4,390	4,402	2,082	1,991	1,931	355	311	230	328	313	247
International	122	147	154	34	34	27	7	15	12	6	6	6
Total All Other	4,426	4,537	4,556	2,116	2,025	1,958	362	326	242	334	319	253
Total United States	161,079	153,537	130,794	68,177	65,902	51,789	11,163	22,342	9,433	8,981	8,910	6,172
Total International	184,854	192,544	196,991	79,622	87,717	91,802	4,678	4,382	2,857	8,301	8,416	10,147
Total	$345,933	$346,081	$327,785	$147,799	$153,619	$143,591	$15,841	$26,724	$12,290	$17,282	$17,326	$16,319
1Other than the United States and Australia, no other country accounted for 10 percent or more of the company’s net properties, plant and equipment (PP&E) in 2024. Australia had PP&E of $38,969, $41,409 and $44,012 in 2024, 2023 and 2022, respectively. Gross Investment at Cost and Additions at Cost for 2023 each include $10,487 associated with the PDC acquisition.
2Net of dry hole expense related to prior years’ expenditures of $98, $110 and $177 in 2024, 2023 and 2022, respectively.
3Depreciation expense includes accretion expense of $586, $593 and $560 in 2024, 2023 and 2022, respectively, and impairments and write-offs of $500, $2,180 and $950 in 2024, 2023 and 2022, respectively.
Note 19
Short-Term Debt

	At December 31
	2024	2023
Commercial paper	$5,386	$—
Notes payable to banks and others with originating terms of one year or less	131	469
Current maturities of long-term debt*	4,012	1,667
Current maturities of long-term finance leases	58	60
Redeemable long-term obligations	3,069	2,876
Subtotal	12,656	5,072
Reclassified to long-term debt	(8,250)	(4,543)
Total short-term debt	$4,406	$529
* Inclusive of unamortized premiums of $0 at December 31, 2024 and $17 at December 31, 2023.
Redeemable long-term obligations consist primarily of tax-exempt variable-rate put bonds that are included as current liabilities because they become redeemable at the option of the bondholders during the year following the balance sheet date.
The company may periodically enter into interest rate swaps on a portion of its short-term debt. At December 31, 2024, the company had no interest rate swaps on short-term debt.
At December 31, 2024, the company had $8,250 in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations. The credit facilities allow the company the option to convert outstanding short-term obligations into a term loan for a period of up to one year from the facilities termination date. This supports commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under these facilities would be unsecured indebtedness at interest rates based on the Secured Overnight Financing Rate (SOFR), or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at December 31, 2024.
The company classified $8,250 and $4,543 of short-term debt as long-term at December 31, 2024 and 2023, respectively. Settlement of these obligations is not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to continue refinancing them.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Note 20
Long-Term Debt
Total long-term debt including finance lease liabilities at December 31, 2024, was $20,135. The company’s long-term debt outstanding at year-end 2024 and 2023 was as follows:

			At December 31
			2024	2023
	Weighted Average Interest Rate (%)[1]	Range of Interest Rates (%)[2]	Principal	Principal
Notes due 2025	1.724	0.687 - 3.326	4,000	4,000
Notes due 2026		2.954	2,250	2,250
Notes due 2027	2.379	1.018 - 8.000	2,000	2,000
Notes due 2028		3.850	600	600
Notes due 2029		3.250	500	500
Notes due 2030		2.236	1,500	1,500
Debentures due 2031		8.625	102	102
Debentures due 2032	8.416	8.000 - 8.625	183	183
Notes due 2040		2.978	293	293
Notes due 2041		6.000	397	397
Notes due 2043		5.250	330	330
Notes due 2044		5.050	222	222
Notes due 2047		4.950	187	187
Notes due 2049		4.200	237	237
Notes due 2050	2.763	2.343 - 3.078	1,750	1,750
Debentures due 2097		7.250	60	60
Bank loans due 2025 to 2027	3.321	3.306 - 3.367	205	—
Medium-term notes, maturing from 2033 to 2038	6.101	4.324 - 7.840	20	20
Notes due 2024			—	1,650
Total including debt due within one year			14,836	16,281
Debt due within one year			(4,012)	(1,650)
Fair market value adjustment for debt acquired in the Noble acquisition			529	578
Reclassified from short-term debt			8,250	4,543
Unamortized discounts and debt issuance costs			(14)	(19)
Finance lease liabilities[3]			546	574
Total long-term debt			$20,135	$20,307
[1] Weighted-average interest rate at December 31, 2024.
[2] Range of interest rates at December 31, 2024.
[3] For details on finance lease liabilities, see Note 5 Lease Commitments.

Chevron has an automatic shelf registration statement that expires in November 2027. This registration statement is for an unspecified amount of nonconvertible debt securities issued or guaranteed by Chevron Corporation or CUSA.
Long-term debt excluding finance lease liabilities with a principal balance of $14,836 matures as follows: 2025 – $4,012; 2026 – $2,290; 2027 – $2,153; 2028 – $600; 2029 – $500; and after 2029 – $5,281.
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

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

The following table indicates the changes to the company’s suspended exploratory well costs for the three years ended December 31, 2024:

	2024	2023	2022
Beginning balance at January 1	$1,648	$1,627	$2,109
Additions to capitalized exploratory well costs pending the determination of proved reserves	14	88	72
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	—	—	(481)
Capitalized exploratory well costs charged to expense	—	(67)	(73)
Ending balance at December 31	$1,662	$1,648	$1,627

The following table provides an aging of capitalized well costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling:

	At December 31
	2024	2023	2022
Exploratory well costs capitalized for a period of one year or less	$17	$78	$73
Exploratory well costs capitalized for a period greater than one year	1,645	1,570	1,554
Balance at December 31	$1,662	$1,648	$1,627
Number of projects with exploratory well costs that have been capitalized for a period greater than one year*	14	13	12
*Certain projects have multiple wells or fields or both.
Of the $1,645 of exploratory well costs capitalized for more than one year at December 31, 2024, $847 is related to seven projects that had drilling activities underway or firmly planned for the near future. The $798 balance is related to seven projects in areas requiring a major capital expenditure before production could begin and for which additional drilling efforts were not underway or firmly planned for the near future. Additional drilling was not deemed necessary because the presence of hydrocarbons had already been established, and other activities were in process to enable a future decision on project development.
The projects for the $798 referenced above had the following activities associated with assessing the reserves and the projects’ economic viability: (a) $383 (five projects) – undergoing front-end engineering and design with final investment decision expected within four years; (b) $415 (two projects) – development alternatives under review. While progress was being made on all 14 projects, the decision on the recognition of proved reserves under SEC rules in some cases may not occur for several years because of the complexity, scale and negotiations associated with the projects. Approximately half of these decisions are expected to occur in the next five years.
The $1,645 of suspended well costs capitalized for a period greater than one year as of December 31, 2024, represents 75 exploratory wells in 14 projects. The tables below contain the aging of these costs on a well and project basis:

Aging based on drilling completion date of individual wells:	Amount	Number of wells
2000-2009	$263	14
2010-2014	1,122	49
2015-2023	260	12
Total	$1,645	75

Aging based on drilling completion date of last suspended well in project:	Amount	Number of projects
2008-2012	$292	2
2013-2016	1,082	6
2017-2024	271	6
Total	$1,645	14
Note 22
Stock Options and Other Share-Based Compensation
Compensation expense for stock options for 2024, 2023 and 2022 was $90 ($68 after tax), $85 ($65 after tax) and $60 ($46 after tax), respectively. In addition, compensation expense for stock appreciation rights, restricted stock, performance shares and restricted stock units for 2024, 2023 and 2022 was $510 ($388 after tax), $(100) ($(76) after tax) and $1,013 ($770 after tax), respectively. No significant stock-based compensation cost was capitalized at December 31, 2024, or December 31, 2023.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Cash received in payment for option exercises under all share-based payment arrangements for 2024, 2023 and 2022 was $356, $263 and $5,835, respectively. Actual tax benefits realized for the tax deductions from option exercises were $24, $20 and $216 for 2024, 2023 and 2022, respectively.
Cash paid to settle performance shares, restricted stock units and stock appreciation rights was $395, $566 and $556 for 2024, 2023 and 2022, respectively.
On May 25, 2022, stockholders approved the Chevron 2022 Long-Term Incentive Plan (2022 LTIP). Awards under the 2022 LTIP may take the form of, but are not limited to, stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares and non-stock grants. From May 2022 through May 2032, no more than 104 million shares may be issued under the 2022 LTIP. For awards issued on or after May 25, 2022, no more than 48 million of those shares may be issued in the form of full value awards such as share-settled restricted stock, share-settled restricted stock units, share-settled performance shares and other share-settled awards that do not require full payment in cash or property for shares underlying such awards by the award recipient. Contractual terms of equity awards vary between three years for the performance shares and special restricted stock units with cliff vesting at the end of the contractual period, five years for standard restricted stock units with cliff vesting at the end of the contractual period and 10 years for the stock options and stock appreciation rights with graded vesting provisions by which one-third of each award vests around each of the first, second and third anniversaries of the date of grant. Commencing for grants issued in January 2023 and after, standard restricted stock units vest ratably on an annual basis over a three-year period. Forfeitures of performance shares, restricted stock units, and stock appreciation rights are recognized as they occur. Forfeitures of stock options are estimated using historical forfeiture data dating back to 1990.
Fair Value and Assumptions The fair market values of stock options and stock appreciation rights granted in 2024, 2023 and 2022 were measured on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31
	2024	2023	2022
Expected term in years[1]	6.5	6.4	6.9
Volatility[2]	33.0%	32.5%	31.3%
Risk-free interest rate based on zero coupon U.S. treasury note	3.98%	3.43%	1.79%
Dividend yield	4.1%	3.5%	5.0%
Weighted-average fair value per option granted	$38.00	$45.82	$23.56
1    Expected term is based on historical exercise and post-vesting cancellation data.
2    Volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.
A summary of option activity during 2024 is presented below:

	Shares (Thousands)	Weighted-Average Exercise Price	Averaged Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	24,375	$118.72
Granted	2,730	$152.35
Exercised	(3,504)	$101.60
Forfeited	(433)	$260.55
Outstanding at December 31, 2024	23,168	$122.62	5.06	$687
Exercisable at December 31, 2024	18,372	$114.15	4.15	$675
The total intrinsic value (i.e., the difference between the exercise price and the market price) of options exercised during 2024, 2023 and 2022 was $190, $167 and $2,369, respectively. During this period, the company continued its practice of issuing treasury shares upon exercise of these awards.
As of December 31, 2024, there was $320 of total unrecognized before-tax compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.
At January 1, 2024, the number of LTIP performance shares outstanding was equivalent to 4,419,310 shares. During 2024, 1,525,452 performance shares were granted, 1,966,923 shares vested with cash proceeds distributed to recipients and 118,400 shares were forfeited. At December 31, 2024, there were 3,859,439 performance shares outstanding, of which 2,815,575 are payable in cash and 1,043,864 are payable in shares. The fair value of the liability recorded for these instruments payable in cash was $307 and was measured largely using the Monte Carlo simulation method.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

At January 1, 2024, the number of restricted stock units outstanding was equivalent to 5,060,242 shares. During 2024, 1,813,119 restricted stock units were granted, 1,340,664 units vested with cash proceeds distributed to recipients and 132,899 units were forfeited. At December 31, 2024, there were 5,399,798 restricted stock units outstanding, of which 3,346,557 are payable in cash and 2,053,241 are payable in shares. The fair value of the liability recorded for the vested portion of these instruments payable in cash was $387, valued at the stock price as of December 31, 2024. In addition, outstanding stock appreciation rights that were granted under the LTIP totaled 535,122 equivalent shares as of December 31, 2024. The fair value of the liability recorded for the vested portion of these instruments was $23.
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
The company also sponsors other post-employment benefit (OPEB) plans that provide medical and dental benefits, as well as life insurance for some active and qualifying retired employees. The plans are unfunded, and the company and retirees share the costs. For the company’s main U.S. medical plan, the increase to the pre-Medicare company contribution for retiree medical coverage is limited to no more than 4 percent each year. Certain life insurance benefits are paid by the company.
The company recognizes the overfunded or underfunded status of each of its defined benefit pension and OPEB plans as an asset or liability on the Consolidated Balance Sheet.
The funded status of the company’s pension and OPEB plans for 2024 and 2023 follows:

	Pension Benefits
	2024		2023		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	2024	2023
Change in Benefit Obligation
Benefit obligation at January 1	$10,392	$3,605	$9,713	$3,354	$2,017	$1,938
Service cost	357	54	342	58	34	33
Interest cost	465	191	448	193	98	97
Plan participants’ contributions	—	2	—	3	54	63
Plan amendments	—	18	—	28	30	—
Actuarial (gain) loss	(382)	(274)	603	17	(144)	103
Foreign currency exchange rate changes	—	(88)	—	180	(6)	5
Benefits paid	(692)	(217)	(714)	(218)	(202)	(222)
Actual expenses/taxes	—	(2)	—	—	—	—
Divestitures/Acquisitions	—	—	—	(14)	—	—
Curtailment	—	—	—	2	(1)	—
Special termination costs	—	—	—	2	—	—
Benefit obligation at December 31	10,140	3,289	10,392	3,605	1,880	2,017
Change in Plan Assets
Fair value of plan assets at January 1	9,137	3,398	7,942	3,286	—	—
Actual return on plan assets	338	(133)	889	46	—	—
Foreign currency exchange rate changes	—	(77)	—	181	—	—
Employer contributions	754	90	1,020	100	148	159
Plan participants’ contributions	—	2	—	3	54	63
Benefits paid	(692)	(217)	(714)	(218)	(202)	(222)
Actual expenses	—	(2)	—	—	—	—
Fair value of plan assets at December 31	9,537	3,061	9,137	3,398	—	—
Funded status at December 31	$(603)	$(228)	$(1,255)	$(207)	$(1,880)	$(2,017)

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Amounts recognized on the Consolidated Balance Sheet for the company’s pension and OPEB plans at December 31, 2024 and 2023, include:

	Pension Benefits
	2024		2023		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	2024	2023
Deferred charges and other assets	$607	$655	$31	$703	$—	$—
Accrued liabilities	(146)	(71)	(145)	(73)	(149)	(154)
Noncurrent employee benefit plans	(1,064)	(812)	(1,141)	(837)	(1,731)	(1,863)
Net amount recognized at December 31	$(603)	$(228)	$(1,255)	$(207)	$(1,880)	$(2,017)
For the year ended December 31, 2024, the decrease in benefit obligations was primarily due to actuarial gains caused by higher discount rates used to value the obligations. For the year ended December 31, 2023, the increase in benefit obligations was primarily due to actuarial losses caused by lower discount rates used to value the obligations.
Amounts recognized on a before-tax basis in “Accumulated other comprehensive loss” for the company’s pension and OPEB plans were $3,376 and $3,792 at the end of 2024 and 2023, respectively. These amounts consisted of:

	Pension Benefits
	2024		2023		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	2024	2023
Net actuarial (gain) loss	$2,796	$849	$3,161	$823	$(401)	$(266)
Prior service (credits) costs	33	133	37	126	(34)	(89)
Total recognized at December 31	$2,829	$982	$3,198	$949	$(435)	$(355)
The accumulated benefit obligations for all U.S. and international pension plans were $9,053 and $3,066, respectively, at December 31, 2024, and $9,284 and $3,378, respectively, at December 31, 2023.
Information for U.S. and international pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2024 and 2023, was:

	Pension Benefits
	2024		2023
	U.S.	Int’l.	U.S.	Int’l.
Projected benefit obligations	$1,214	$884	$1,203	$913
Accumulated benefit obligations	1,145	744	1,108	773
Fair value of plan assets	7	1	—	4
The components of net periodic benefit cost and amounts recognized in the Consolidated Statement of Comprehensive Income for 2024, 2023 and 2022 are shown in the table below:

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

	Pension Benefits
	2024		2023		2022		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.	2024	2023	2022
Net Periodic Benefit Cost
Service cost	$357	$54	$342	$58	$432	$83	$34	$33	$43
Interest cost	465	191	448	193	318	137	98	97	60
Expected return on plan assets	(597)	(196)	(557)	(204)	(624)	(176)	—	—	—
Amortization of prior service costs (credits)	4	11	4	8	2	6	(25)	(25)	(27)
Recognized actuarial (gains) losses	243	18	199	8	218	15	(15)	(19)	13
Settlement losses (gains)	—	1	56	—	363	(6)	—	—	—
Curtailment losses (gains)	—	—	—	2	—	(5)	(1)	—	—
Special termination benefits	—	—	—	2	—	—	—	—	—
Acquisition/Divestiture losses (gains)	—	—	—	(2)	—	—	—	—	—
Total net periodic benefit cost	472	79	492	65	709	54	91	86	89
Changes Recognized in Comprehensive Income
Net actuarial (gain) loss during period	(122)	45	270	172	(279)	(257)	(151)	108	(514)
Amortization of actuarial (gain) loss	(243)	(19)	(255)	(8)	(581)	(5)	15	19	(13)
Prior service (credits) costs during period	—	18	—	28	40	38	30	1	18
Amortization of prior service (costs) credits	(4)	(11)	(4)	(8)	(2)	(6)	25	25	27
Total changes recognized in other comprehensive income	(369)	33	11	184	(822)	(230)	(81)	153	(482)
Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$103	$112	$503	$249	$(113)	$(176)	$10	$239	$(393)
Assumptions The following weighted-average assumptions were used to determine benefit obligations and net periodic benefit costs for years ended December 31:

	Pension Benefits
	2024		2023		2022			Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.	2024	2023	2022
Assumptions used to determine benefit obligations:
Discount rate	5.7%	6.0%	5.0%	5.5%	5.2%	5.8%	5.7%	5.1%	5.3%
Rate of compensation increase	4.5%	3.9%	4.5%	3.9%	4.5%	4.2%	N/A	N/A	N/A
Assumptions used to determine net periodic benefit cost:
Discount rate for service cost	5.0%	5.5%	5.2%	5.8%	3.6%	2.8%	5.2%	5.4%	3.1%
Discount rate for interest cost	4.8%	5.5%	5.0%	5.8%	2.8%	2.8%	5.1%	5.2%	2.4%
Expected return on plan assets	7.0%	5.9%	7.0%	6.1%	6.6%	3.9%	N/A	N/A	N/A
Rate of compensation increase	4.5%	3.9%	4.5%	4.2%	4.5%	4.1%	N/A	N/A	N/A
Expected Return on Plan Assets The company’s estimated long-term rates of return on pension assets are driven primarily by actual historical asset-class returns, an assessment of expected future performance, advice from external actuarial firms and the incorporation of specific asset-class risk factors. Asset allocations are periodically updated using pension plan asset/liability studies, and the company’s estimated long-term rates of return are consistent with these studies. For 2024, the company used an expected long-term rate of return of 7.0 percent for U.S. pension plan assets, which account for 73 percent of the company’s pension plan assets at the beginning of the year.
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
Discount Rate The discount rate assumptions used to determine the U.S. and international pension and OPEB plan obligations and expense reflect the rate at which benefits could be effectively settled, and are equal to the equivalent single rate resulting from yield curve analysis. This analysis considered the projected benefit payments specific to the company’s plans and the yields on high-quality bonds. The projected cash flows were discounted to the valuation date using the yield curve for the main U.S. pension and OPEB plans. The effective discount rates derived from this analysis were 5.7 percent, 5.0 percent, and 5.2 percent for 2024, 2023, and 2022, respectively, for the main U.S. pension plan and 5.6 percent, 5.0 percent, and 5.2 percent for 2024, 2023, and 2022, respectively, for the main U.S. OPEB plans.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Other Benefit Assumptions For the measurement of accumulated post-employment benefit obligation at December 31, 2024, for the main U.S. OPEB plan, the assumed health care cost-trend rates start with 8.4 percent in 2025 and gradually decline to 4.5 percent for 2034 and beyond. For this measurement at December 31, 2023, the assumed health care cost-trend rates started with 8.4 percent in 2024 and gradually declined to 4.5 percent for 2033 and beyond.
Plan Assets and Investment Strategy
The fair value measurements of the company’s pension plans for 2024 and 2023 are as follows:

	U.S.					Int’l.
	Total	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV
At December 31, 2023
Equities
U.S.[1]	$1,691	$1,689	$1	$1	$—	$188	$188	$—	$—	$—
International	1,128	1,128	—	—	—	124	124	—	—	—
Collective Trusts/Mutual Funds[2]	1,269	4	—	—	1,265	95	6	—	—	89
Fixed Income
Government	82	—	82	—	—	172	101	71	—	—
Corporate	964	—	964	—	—	431	4	427	—	—
Bank Loans	5	—	5	—	—	—	—	—	—	—
Mortgage/Asset Backed	1	—	1	—	—	5	—	5	—	—
Collective Trusts/Mutual Funds[2]	2,293	—	—	—	2,293	1,819	—	—	—	1,819
Mixed Funds[3]	—	—	—	—	—	85	8	77	—	—
Real Estate[4]	1,087	—	—	—	1,087	147	—	24	—	123
Alternative Investments	—	—	—	—	—	9	—	9	—	—
Cash and Cash Equivalents	548	12	—	—	536	81	74	1	—	6
Other[5]	69	(2)	14	56	1	242	—	11	81	150
Total at December 31, 2023	$9,137	$2,831	$1,067	$57	$5,182	$3,398	$505	$625	$81	$2,187
At December 31, 2024
Equities
U.S.[1]	$1,866	$1,866	$—	$—	$—	$180	$180	$—	$—	$—
International	1,208	1,197	—	11	—	107	97	—	10	—
Collective Trusts/Mutual Funds[2]	1,191	4	—	—	1,187	98	6	13	—	79
Fixed Income
Government	132	—	132	—	—	167	99	68	—	—
Corporate	1,042	—	1,042	—	—	403	2	401	—	—
Bank Loans	10	—	10	—	—	—	—	—	—	—
Mortgage/Asset Backed	1	—	1	—	—	4	—	4	—	—
Collective Trusts/Mutual Funds[2]	2,342	—	—	—	2,342	1,594	2	10	—	1,582
Mixed Funds[3]	—	—	—	—	—	76	—	76	—	—
Real Estate[4]	1,383	—	—	—	1,383	105	—	16	—	89
Alternative Investments	—	—	—	—	—	9	—	9	—	—
Cash and Cash Equivalents	289	13	—	—	276	108	90	—	—	18
Other[5]	73	(3)	13	63	—	209	—	12	68	129
Total at December 31, 2024	$9,537	$3,077	$1,198	$74	$5,188	$3,060	$476	$609	$78	$1,897
1 There were no investments in the company’s common stock at December 31, 2024 or December 31, 2023.
2 Collective Trusts/Mutual Funds for U.S. plans are entirely index funds; for International plans, they are mostly unit trust and index funds.
3 Mixed funds are composed of funds that invest in both equity and fixed-income instruments in order to diversify and lower risk.
4 The year-end valuations of the U.S. real estate assets are based on third-party appraisals that occur at least once a year for each property in the portfolio.
5 The “Other” asset class includes net payables for securities purchased but not yet settled (Level 1); dividends and interest- and tax-related receivables (Level 2); insurance contracts (Level 3); and investments in private-equity limited partnerships (NAV).

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

The effects of fair value measurements using significant unobservable inputs on changes in Level 3 plan assets are outlined below:

	Equity
	U.S.	Int’l.	Real Estate	Other	Total
Total at December 31, 2022	$—	$—	$38	$139	$177
Actual Return on Plan Assets:
Assets held at the reporting date	1	—	5	—	6
Assets sold during the period	—	—	—	(2)	(2)
Purchases, Sales and Settlements	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	(43)	—	(43)
Total at December 31, 2023	$1	$—	$—	$137	$138
Actual Return on Plan Assets:
Assets held at the reporting date	(1)	11	—	—	10
Assets sold during the period	—	2	—	9	11
Purchases, Sales and Settlements	—	2	—	(9)	(7)
Transfers in and/or out of Level 3	—	6	—	(6)	—
Total at December 31, 2024	$—	$21	$—	$131	$152
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
For the primary U.S. pension plan, the company’s Investment Committee has established the following approved asset allocation ranges: Equities 30–60 percent, Fixed Income 30–50 percent, Real Estate 5–25 percent, Alternative Investments 0–5 percent and Cash 0–15 percent. For the U.K. pension plan, the U.K. Board of Trustees has established the following asset allocation guidelines: Equities 5–15 percent, Fixed Income 63–93 percent, Real Estate 5–15 percent, and Cash 0–7 percent. The other significant international pension plans also have established maximum and minimum asset allocation ranges that vary by plan. Actual asset allocation within approved ranges is based on a variety of factors, including market conditions and liquidity constraints. To mitigate concentration and other risks, assets are invested across multiple asset classes with active investment managers and passive index funds.
The company does not prefund its OPEB obligations.
Cash Contributions and Benefit Payments In 2024, the company contributed $754 and $90 to its U.S. and international pension plans, respectively. In 2025, the company expects contributions to be approximately $750 to its U.S. plans and $100 to its international pension plans. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments, tax law changes and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
The company anticipates paying OPEB benefits of approximately $150 in 2025; $148 was paid in 2024.
The following benefit payments, which include estimated future service, are expected to be paid by the company in the next 10 years:

	Pension Benefits		Other
	U.S.	Int’l.	Benefits
2025	$899	$205	$149
2026	901	213	147
2027	894	221	145
2028	879	226	144
2029	871	231	143
2030-2034	4,251	1,279	709
Employee Savings Investment Plan Eligible employees of Chevron and certain of its subsidiaries participate in the Chevron Employee Savings Investment Plan (ESIP). Compensation expense for the ESIP totaled $330, $320 and $283 in 2024, 2023 and 2022, respectively.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Benefit Plan Trusts Prior to its acquisition by Chevron, Texaco established a benefit plan trust for funding obligations under some of its benefit plans. At year-end 2024, the trust contained 14.2 million shares of Chevron treasury stock. The trust will sell the shares or use the dividends from the shares to pay benefits only to the extent that the company does not pay such benefits. The company intends to continue to pay its obligations under the benefit plans. The trustee will vote the shares held in the trust as instructed by the trust’s beneficiaries. The shares held in the trust are not considered outstanding for earnings-per-share purposes until distributed or sold by the trust in payment of benefit obligations.
Employee Incentive Plans The Chevron Incentive Plan is an annual cash bonus plan for eligible employees that links awards to corporate and individual performance in the prior year. Charges to expense for cash bonuses were $965, $809 and $1,169 in 2024, 2023 and 2022, respectively. Chevron also has the LTIP for officers and other regular salaried employees of the company and its subsidiaries who hold positions of significant responsibility. Awards under the LTIP consist of stock options and other share-based compensation that are described in Note 22 Stock Options and Other Share-Based Compensation.
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
Guarantees The company has one guarantee to an equity affiliate totaling $98. This guarantee is associated with certain payments under a terminal use agreement entered into by an equity affiliate. Over the approximate 3-year remaining term of this guarantee, the maximum guarantee amount will be reduced as certain fees are paid by the affiliate. There are numerous cross-indemnity agreements with the affiliate and the other partners to permit recovery of amounts paid under the guarantee. Chevron has recorded no liability for this guarantee.
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
Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements The company and its subsidiaries have certain contingent liabilities with respect to long-term unconditional purchase obligations and commitments, including throughput and take-or-pay agreements, some of which may relate to suppliers’ financing arrangements. The agreements typically provide goods and services, such as pipeline and storage capacity, utilities, and petroleum products, to be used or sold in the ordinary course of the company’s business. The aggregate amounts of required payments under throughput and take-or-pay agreements are: 2025 – $1,039; 2026 – $1,129; 2027 – $1,304; 2028 – $1,326; 2029 – $1,236; after 2029 – $6,882. The aggregate amount of required payments for other unconditional purchase obligations are: 2025 – $436; 2026 – $653; 2027 – $477; 2028 – $380; 2029 – $186; after 2029 – $907. A portion of these commitments may ultimately be shared with project partners. Total payments under the agreements were $1,354 in 2024, $1,420 in 2023 and $1,866 in 2022.
Environmental The company is subject to loss contingencies pursuant to laws, regulations, private claims and legal proceedings related to environmental matters that are subject to legal settlements or that in the future may require the company to take action to correct or ameliorate the effects on the environment of prior release of chemicals or petroleum substances by the company or other parties. Such contingencies may exist for various operating, closed and divested sites, including, but not limited to, U.S. federal Superfund sites and analogous sites under state laws, refineries, chemical plants, marketing facilities, crude oil fields and mining sites.

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
Chevron’s environmental reserve as of December 31, 2024, was $945. Included in this balance was $220 related to remediation activities at sites for which the company has been identified as a potentially responsible party under the provisions of the U.S. federal Superfund law which provide for joint and several liability for all responsible parties. Any future actions by regulatory agencies to require Chevron to assume other potentially responsible parties’ costs at designated hazardous waste sites are not expected to have a material effect on the company’s results of operations, consolidated financial position or liquidity.
Of the remaining year-end 2024 environmental reserves balance of $725, $440 is related to the company’s U.S. downstream operations, $49 to its international downstream operations, and $236 to its upstream operations. Liabilities at all sites were primarily associated with the company’s plans and activities to remediate soil or groundwater contamination or both.
The company manages environmental liabilities under specific sets of regulatory requirements, which in the United States include the Resource Conservation and Recovery Act and various state and local regulations. No single remediation site at year-end 2024 had a recorded liability that was material to the company’s results of operations, consolidated financial position or liquidity.
Refer to Note 25 Asset Retirement Obligations for a discussion of the company’s asset retirement obligations.
Decommissioning Obligations for Previously Divested Assets Some assets are divested along with their related liabilities, such as decommissioning obligations. In certain instances, such transferred obligations have returned and may continue to return to the company. For example, in fourth quarter 2023, the company recognized charges for decommissioning obligations from certain previously divested assets in the Gulf of America. To the extent the current owners of the company’s previously divested assets default on their decommissioning obligations, regulators may require that Chevron assume such obligations. The company could have additional significant obligations revert, primarily in the United States. The company is not currently aware of any such obligations that are reasonably possible to be material. The liability balance at the end of 2023 was $2,708, $235 was spent in 2024, and the balance at the end of 2024 was $2,478.
Other Contingencies The company and its affiliates continue to review and analyze their operations and may close, retire, sell, exchange, acquire or restructure assets to achieve operational or strategic benefits and to improve competitiveness and profitability. These activities, individually or together, may result in significant gains or losses in future periods.
Chevron receives claims from and submits claims to customers; trading partners; joint venture partners; U.S. federal, state and local regulatory bodies; governments; contractors; insurers; suppliers; and individuals. The amounts of these claims, individually and in the aggregate, may be significant and take lengthy periods to resolve, and may result in gains or losses in future periods.
Note 25
Asset Retirement Obligations
The company records the fair value of a liability for an asset retirement obligation (ARO) both as an asset and a liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. The legal obligation to perform the asset retirement activity is unconditional, even though uncertainty may exist about the timing and/or method of settlement that may be beyond the company’s control. This uncertainty about the timing and/or method of settlement is factored into the measurement of the liability when sufficient information exists to reasonably estimate fair value. The ARO liability is initially recognized at its fair value with an increase to the related asset. Subsequent accretion of the liability and depreciation of the asset is recorded over time. The company evaluates its ARO estimates regularly or when there is significant new information about costs, timing, and duration of asset retirement activity.

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
The following table indicates the changes to the company’s before-tax asset retirement obligations in 2024, 2023 and 2022:

	2024	2023	2022
Balance at January 1	$13,833	$12,701	$12,808
Liabilities assumed in the PDC acquisition	—	220	—
Liabilities incurred	83	183	9
Liabilities settled	(2,083)	(1,471)	(1,102)
Reduction due to asset sales	(171)	(94)	(179)
Accretion expense	588	593	560
Revisions in estimated cash flows	417	1,701	605
Balance at December 31	$12,667	$13,833	$12,701
In the table above, the amount associated with “Revisions in estimated cash flows” primarily reflects increased cost estimates and scope changes to decommission wells, equipment and facilities. The long-term portion of the $12,667 balance at the end of 2024 was $11,429.
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
Receivables related to revenue from contracts with customers are included in “Accounts and notes receivable” on the Consolidated Balance Sheet, net of the allowance for doubtful accounts. The net balance of these receivables was $14,227 and $13,641 at December 31, 2024 and 2023, respectively. Other items included in “Accounts and notes receivable” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of ASC 606.
Contract assets and related costs are reflected in “Prepaid expenses and other current assets” and contract liabilities are reflected in “Accrued liabilities” and “Deferred credits and other noncurrent obligations” on the Consolidated Balance Sheet. Amounts for these items are not material to the company’s financial position.
Note 27
Other Financial Information
Earnings in 2024 included after-tax gains of approximately $246 relating to the sale of certain properties. Of this amount, approximately $231 and $15 related to upstream and downstream, respectively. Earnings in 2023 included after-tax gains of approximately $143 relating to the sale of certain properties, of which approximately $110 and $33 related to upstream and downstream assets, respectively. Earnings in 2022 included after-tax gains of approximately $390 relating to the sale of certain properties, of which approximately $300 and $90 related to upstream and downstream assets, respectively.
Earnings in 2024 included after-tax charges of approximately $715 for severance ($208 in All Other, $188 in U.S. Downstream, $183 in U.S. Upstream, $119 in International Upstream, $17 in International Downstream) and $400 for impairments ($185 in International Downstream, $125 in International Upstream, $90 in U.S. Downstream). Earnings in 2023 included after-tax charges of approximately $1,950 for decommissioning obligations from previously divested oil and gas production assets in the U.S. Upstream Gulf of America, $1,765 for U.S. Upstream impairments, mainly in California, and several tax items with a net benefit of $655 in International Upstream. Earnings in 2022 included after-tax charges of approximately $1,075 for impairments and other asset write-offs related to International Upstream, $600 for an early contract termination in U.S. Upstream, and $271 for pension settlement costs in All Other.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Other financial information is as follows:
	Year ended December 31
	2024	2023	2022
Total financing interest and debt costs	$773	$617	$630
Less: Capitalized interest	179	148	114
Interest and debt expense	$594	$469	$516
Research and development expenses	$353	$320	$268
Excess of replacement cost over the carrying value of inventories (LIFO method)	$5,997	$6,455	$9,061
LIFO profits (losses) on inventory drawdowns included in earnings	$(111)	$14	$122
Foreign currency effects*	$520	$(224)	$669
* Includes $45, $(11) and $253 in 2024, 2023 and 2022, respectively, for the company’s share of equity affiliates’ foreign currency effects.
The company has $4,578 in goodwill on the Consolidated Balance Sheet, of which $4,226 is in the upstream segment primarily related to the 2005 acquisition of Unocal and $352 is in the downstream segment related to the 2022 acquisition of Renewable Energy Group, Inc. The company tested this goodwill for impairment during 2024, and no impairment was required.
Note 28
Financial Instruments - Credit Losses
Chevron’s expected credit loss allowance balance was $611 and $641 at December 31, 2024, and December 31, 2023, respectively, with a majority of the allowance relating to non-trade receivable balances.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $18,338 at December 31, 2024, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring prepayments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days.
Chevron’s non-trade receivable balance was $3,835 at December 31, 2024, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid as per contract terms or not yet due are subject to the statistical analysis described above while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk. Loans to equity affiliates and non-equity investees are also considered non-trade and associated allowances of zero and $219 at December 31, 2024, and December 31, 2023, respectively, are included within “Investments and advances” on the Consolidated Balance Sheet.

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
The following table summarizes the fair values assigned to assets acquired and liabilities assumed:

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
On May 28, 2024, a majority of Hess stockholders voted to approve the merger. Following the Federal Trade Commission’s (FTC) review of the transaction, on September 30, 2024, the FTC announced that a majority of the Commission voted to accept a consent agreement among the FTC, Chevron and Hess, resolving the concerns the FTC identified during its review of the transaction. Chevron and Hess have taken and will continue to take appropriate steps to maintain our ability to close the merger under the Hart-Scott-Rodino Act of 1976, as amended. The filing of an arbitration relating to the right of first refusal contained in the Stabroek Block operating agreement among Hess Guyana Exploration Limited, a wholly owned subsidiary of Hess, and affiliates of Exxon Mobil Corporation, and China National Offshore Oil Corporation has delayed completion of the transaction. An arbitration decision against Hess Guyana and in favor of Exxon Guyana and CNOOC Guyana would cause the transaction not to be completed. The arbitration merits hearing has been scheduled for May 2025, with a decision expected in approximately the following three months.
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
Table I - Costs Incurred in Exploration, Property Acquisitions and Development1

	Consolidated Companies							Affiliated Companies
		Other
Millions of dollars	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other
Year Ended December 31, 2024
Exploration
Wells	$193	$2	$155	$94	$4	$—	$448	$—	$—
Geological and geophysical	173	81	47	23	3	—	327	—	—
Other	62	62	70	15	30	—	239	—	—
Total exploration	428	145	272	132	37	—	1,014	—	—
Property acquisitions[2]
Proved - Other	11	—	95	—	—	—	106	—	—
Unproved - Other	69	38	22	—	—	—	129	—	—
Total property acquisitions	80	38	117	—	—	—	235	—	—
Development[3]	9,334	1,261	895	774	1,015	54	13,333	1,480	7
Total Costs Incurred[4]	$9,842	$1,444	$1,284	$906	$1,052	$54	$14,582	$1,480	$7
Year Ended December 31, 2023
Exploration
Wells	$280	$92	$36	$111	$11	$—	$530	$—	$—
Geological and geophysical	84	49	83	—	—	—	216	—	—
Other	50	104	57	15	32	4	262	—	—
Total exploration	414	245	176	126	43	4	1,008	—	—
Property acquisitions[2]
Proved - Other	10,123	—	—	—	—	—	10,123	—	—
Unproved - Other	504	1	—	3	—	—	508	—	—
Total property acquisitions	10,627	1	—	3	—	—	10,631	—	—
Development[3]	9,645	986	784	619	822	64	12,920	2,278	86
Total Costs Incurred[4]	$20,686	$1,232	$960	$748	$865	$68	$24,559	$2,278	$86
Year Ended December 31, 2022
Exploration
Wells	$239	$84	$78	$34	$4	$—	$439	$—	$—
Geological and geophysical	98	28	110	—	1	—	237	—	—
Other	53	72	75	30	27	2	259	—	—
Total exploration	390	184	263	64	32	2	935	—	—
Property acquisitions[2]
Proved - Other	18	—	63	13	—	—	94	—	—
Unproved - Other	104	78	73	—	—	—	255	—	—
Total property acquisitions	122	78	136	13	—	—	349	—	—
Development[3]	6,221	863	21	649	719	35	8,508	2,429	34
Total Costs Incurred[4]	$6,733	$1,125	$420	$726	$751	$37	$9,792	$2,429	$34

[1] Includes costs incurred whether capitalized or expensed. Excludes general support equipment expenditures. Includes capitalized amounts related to asset retirement obligations. See Note 25 Asset Retirement Obligations.

[2] Includes wells, equipment and facilities associated with proved reserves. Does not include properties acquired in nonmonetary transactions.
[3] Includes $59, $208 and $186 of costs incurred on major capital projects prior to assignment of proved reserves for consolidated companies in 2024, 2023, and 2022, respectively.
[4] Reconciliation of consolidated companies total cost incurred to Upstream Capex - $ billions:
	2024	2023	2022
Total cost incurred by Consolidated Companies	$14.6	$24.6	$9.8
PDC Energy, Inc. (PDC) acquisition	—	(10.5)	—
Expensed exploration costs	(0.6)	(0.5)	(0.5)	(Geological and geophysical and other exploration costs)
Non-oil and gas activities	0.6	1.4	0.6	(Primarily LNG and transportation activities)
ARO reduction/(build)	(0.3)	(1.3)	(0.3)
Upstream Capex	$14.3	$13.7	$9.6	Reference page 50 Upstream Capex

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

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

Table II - Capitalized Costs Related to Oil and Gas Producing Activities
	Consolidated Companies							Affiliated Companies
		Other
Millions of dollars	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other
At December 31, 2024
Unproved properties	$2,473	$1,545	$287	$536	$1,882	$—	$6,723	$108	$—
Proved properties and related producing assets	109,147	15,739	48,391	29,265	24,310	2,283	229,135	35,374	1,612
Support equipment	2,075	213	1,565	698	19,134	—	23,685	733	—
Deferred exploratory wells	17	69	204	179	1,119	74	1,662	—	—
Other uncompleted projects	8,918	650	1,756	1,040	1,814	69	14,247	4,634	—
Gross Capitalized Costs	122,630	18,216	52,203	31,718	48,259	2,426	275,452	40,849	1,612
Unproved properties valuation	119	1,119	213	533	5	—	1,989	80	—
Proved producing properties – Depreciation and depletion	69,545	10,314	41,485	18,251	14,038	956	154,589	11,441	1,014
Support equipment depreciation	1,265	152	1,231	556	6,375	—	9,579	535	—
Accumulated provisions	70,929	11,585	42,929	19,340	20,418	956	166,157	12,056	1,014
Net Capitalized Costs	$51,701	$6,631	$9,274	$12,378	$27,841	$1,470	$109,295	$28,793	$598
At December 31, 2023
Unproved properties	$2,541	$1,666	$265	$536	$1,882	$—	$6,890	$108	$—
Proved properties and related producing assets	100,680	23,867	47,635	30,387	23,842	2,228	228,639	23,139	1,609
Support equipment	2,121	191	1,555	688	19,118	—	23,673	673	—
Deferred exploratory wells	—	73	205	178	1,119	74	1,649	—	—
Other uncompleted projects	10,872	734	1,271	1,121	1,469	52	15,519	15,438	130
Gross Capitalized Costs	116,214	26,531	50,931	32,910	47,430	2,354	276,370	39,358	1,739
Unproved properties valuation	168	1,214	183	533	5	—	2,103	77	—
Proved producing properties – Depreciation and depletion	65,055	14,009	39,921	18,941	12,082	834	150,842	10,279	866
Support equipment depreciation	1,295	155	1,202	529	5,478	—	8,659	478	—
Accumulated provisions	66,518	15,378	41,306	20,003	17,565	834	161,604	10,834	866
Net Capitalized Costs	$49,696	$11,153	$9,625	$12,907	$29,865	$1,520	$114,766	$28,524	$873
At December 31, 2022
Unproved properties	$2,541	$2,176	$265	$970	$1,987	$—	$7,939	$108	$—
Proved properties and related producing assets	83,525	22,867	46,950	31,179	22,926	2,186	209,633	15,793	1,552
Support equipment	2,146	194	1,543	696	19,107	—	23,686	646	—
Deferred exploratory wells	43	56	116	40	1,119	74	1,448	—	—
Other uncompleted projects	8,213	610	1,095	914	1,869	30	12,731	20,590	54
Gross Capitalized Costs	96,468	25,903	49,969	33,799	47,008	2,290	255,437	37,137	1,606
Unproved properties valuation	178	1,589	146	969	110	—	2,992	74	—
Proved producing properties – Depreciation and depletion	58,253	12,974	38,543	19,051	10,689	720	140,230	9,441	654
Support equipment depreciation	1,302	155	1,166	500	4,644	—	7,767	424	—
Accumulated provisions	59,733	14,718	39,855	20,520	15,443	720	150,989	9,939	654
Net Capitalized Costs	$36,735	$11,185	$10,114	$13,279	$31,565	$1,570	$104,448	$27,198	$952

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

Table III - Results of Operations for Oil and Gas Producing Activities1
The company’s results of operations from oil and gas producing activities for the years 2024, 2023 and 2022 are shown in the following table. Net income (loss) from exploration and production activities as reported on page 81 reflects income taxes computed on an effective rate basis.
Income taxes in Table III are based on statutory tax rates, reflecting allowable deductions and tax credits. Interest income and expense are excluded from the results reported in Table III and from the upstream net income amounts on page 81.

	Consolidated Companies							Affiliated Companies
		Other
Millions of dollars	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other
Year Ended December 31, 2024
Revenues from net production
Sales	$6,657	$799	$622	$3,376	$5,856	$319	$17,629	$7,240	$700
Transfers	18,043	3,110	5,227	2,101	4,237	—	32,718	—	—
Total	24,700	3,909	5,849	5,477	10,093	319	50,347	7,240	700
Production expenses excluding taxes	(5,472)	(928)	(1,662)	(939)	(540)	(74)	(9,615)	(696)	(46)
Taxes other than on income	(1,445)	(67)	(165)	(24)	(209)	(3)	(1,913)	(1,117)	—
Proved producing properties:
Depreciation and depletion	(7,231)	(981)	(1,616)	(1,236)	(2,547)	(103)	(13,714)	(1,222)	(154)
Accretion expense[2]	(205)	(26)	(127)	(63)	(104)	(8)	(533)	(5)	(3)
Exploration expenses	(352)	(141)	(308)	(233)	(33)	(1)	(1,068)	—	—
Unproved properties valuation	(68)	(31)	(30)	(1)	—	—	(130)	—	—
Other income (loss)[3]	247	1,556	534	139	(8)	(4)	2,464	(80)	(150)
Results before income taxes	10,174	3,291	2,475	3,120	6,652	126	25,838	4,120	347
Income tax (expense) benefit	(2,238)	(954)	(1,240)	(1,684)	(2,010)	(95)	(8,221)	(1,238)	12
Results of Producing Operations	$7,936	$2,337	$1,235	$1,436	$4,642	$31	$17,617	$2,882	$359
Year Ended December 31, 2023
Revenues from net production
Sales	$6,658	$724	$515	$3,309	$6,780	$368	$18,354	$6,831	$891
Transfers	15,948	3,243	5,979	2,151	4,753	—	32,074	—	—
Total	22,606	3,967	6,494	5,460	11,533	368	50,428	6,831	891
Production expenses excluding taxes	(5,459)	(1,000)	(1,619)	(1,103)	(556)	(64)	(9,801)	(602)	(44)
Taxes other than on income	(1,222)	(69)	(142)	(27)	(256)	(4)	(1,720)	(675)	—
Proved producing properties:
Depreciation and depletion	(7,133)	(1,042)	(1,414)	(1,114)	(2,561)	(115)	(13,379)	(895)	(173)
Accretion expense[2]	(176)	(25)	(126)	(120)	(92)	(8)	(547)	(7)	(3)
Exploration expenses	(439)	(274)	(151)	(33)	(32)	(5)	(934)	—	—
Unproved properties valuation	(71)	(68)	(44)	—	—	—	(183)	—	—
Other income (loss)[3]	(2,673)	(69)	45	89	(52)	4	(2,656)	32	(185)
Results before income taxes	5,433	1,420	3,043	3,152	7,984	176	21,208	4,684	486
Income tax (expense) benefit	(1,195)	(389)	(832)	(1,576)	(2,776)	(196)	(6,964)	(1,408)	24
Results of Producing Operations	$4,238	$1,031	$2,211	$1,576	$5,208	$(20)	$14,244	$3,276	$510
1 The value of owned production consumed in operations as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost. This has no effect on the results of producing operations.
2 Represents accretion of ARO liability. Refer to Note 25 Asset Retirement Obligations.
3 Includes foreign currency gains and losses, gains and losses on property dispositions and other miscellaneous income and expenses. 2023 also includes a loss related to decommissioning obligations from certain previously divested oil and gas production assets in the Gulf of America.

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
1 The value of owned production consumed in operations as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost. This has no effect on the results of producing operations.
2 Represents accretion of ARO liability. Refer to Note 25 Asset Retirement Obligations.
3 Includes foreign currency gains and losses, gains and losses on property dispositions and other miscellaneous income and expenses.
Table IV - Results of Operations for Oil and Gas Producing Activities - Unit Prices and Costs1

	Consolidated Companies							Affiliated Companies
		Other
	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other
Year Ended December 31, 2024
Average sales prices
Crude, per barrel	$73.47	$70.06	$75.69	$71.22	$74.20	$77.47	$73.27	$67.02	$—
Natural gas liquids, per barrel	19.88	26.53	32.13	—	59.48	—	20.51	12.09	47.61
Natural gas, per thousand cubic feet	1.03	1.03	4.14	4.21	10.24	9.10	4.99	1.57	7.75
Average production costs, per barrel[2]	9.41	14.28	18.07	6.80	3.37	16.43	9.23	5.44	2.89
Year Ended December 31, 2023
Average sales prices
Crude, per barrel	$74.36	$72.85	$72.86	$70.05	$78.93	$83.00	$73.76	$66.44	$—
Natural gas liquids, per barrel	20.01	29.00	27.80	—	51.00	—	20.79	9.43	45.33
Natural gas, per thousand cubic feet	1.65	2.63	3.95	4.10	11.43	12.00	6.01	1.31	10.34
Average production costs, per barrel[2]	11.19	16.13	16.35	7.82	3.41	12.80	10.23	4.47	2.94
Year Ended December 31, 2022
Average sales prices
Crude, per barrel	$91.88	$90.04	$100.82	$85.64	$98.00	$102.00	$92.92	$85.71	$—
Natural gas liquids, per barrel	33.76	34.33	35.43	—	—	—	34.31	20.83	65.33
Natural gas, per thousand cubic feet	5.53	5.15	9.00	4.02	15.34	27.00	8.85	0.95	29.44
Average production costs, per barrel[2]	11.10	17.00	14.43	8.49	3.79	12.00	10.16	3.85	3.36
1 The value of owned production consumed in operations as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost. This has no effect on the results of producing operations.
2 Natural gas converted to oil-equivalent gas (OEG) barrels at a rate of 6 MCF = 1 OEG barrel.

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

Table V Proved Reserve Quantity Information*
Summary of Net Oil and Gas Reserves

	2024				2023				2022
Liquids in Millions of Barrels
Natural Gas in Billions of Cubic Feet	Crude Oil Condensate	SyntheticOil	NGL	Natural Gas	Crude Oil Condensate	SyntheticOil	NGL	Natural Gas	Crude Oil Condensate	SyntheticOil	NGL	Natural Gas
Proved Developed
Consolidated Companies
U.S.	1,207	—	615	4,420	1,221	—	611	4,543	1,198	—	450	3,288
Other Americas	181	—	—	168	195	598	7	298	174	574	7	305
Africa	392	—	67	1,491	367	—	70	1,632	392	—	72	1,734
Asia	246	—	—	6,560	240	—	—	6,974	235	—	—	6,578
Australia	72	—	1	6,517	85	—	2	6,951	99	—	3	7,898
Europe	23	—	—	10	25	—	—	9	26	—	—	9
Total Consolidated	2,121	—	683	19,166	2,133	598	690	20,407	2,124	574	532	19,812
Affiliated Companies
TCO	663	—	70	1,118	478	—	67	1,062	515	—	52	895
Other	2	—	12	670	3	—	13	323	3	—	13	349
Total Consolidated and Affiliated Companies	2,786	—	765	20,954	2,614	598	770	21,792	2,642	574	597	21,056
Proved Undeveloped
Consolidated Companies
U.S.	639	—	373	2,730	721	—	413	3,139	875	—	435	3,543
Other Americas	106	—	—	146	129	—	8	276	121	—	10	240
Africa	63	—	19	703	78	—	27	625	62	—	25	756
Asia	52	—	—	1,351	61	—	—	1,419	58	—	—	1,959
Australia	20	—	—	2,422	22	—	—	2,444	22	—	—	2,444
Europe	26	—	—	8	28	—	—	8	32	—	—	11
Total Consolidated	906	—	392	7,360	1,039	—	448	7,911	1,170	—	470	8,953
Affiliated Companies
TCO	224	—	2	20	526	—	11	233	611	—	21	368
Other	—	—	—	41	—	—	—	445	—	—	—	487
Total Consolidated and Affiliated Companies	1,130	—	394	7,421	1,565	—	459	8,589	1,781	—	491	9,808
Total Proved Reserves	3,916	—	1,159	28,375	4,179	598	1,229	30,381	4,423	574	1,088	30,864
* Reserve quantities include natural gas projected to be consumed in operations of 2,462, 2,655 and 2,737 billions of cubic feet and equivalent synthetic oil projected to be consumed in operations of 0, 27, and 28 millions of barrels as of December 31, 2024, 2023 and 2022, respectively.

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
Proved reserves are estimated by company asset teams composed of earth scientists and engineers. As part of the internal control process related to reserves estimation, the company maintains a Reserves Advisory Committee (RAC) that is chaired by the Manager of Global Reserves, an organization that is separate from the business units that estimate reserves. The Manager of Global Reserves has more than 35 years of experience working in the oil and gas industry and holds both undergraduate and graduate degrees in geoscience. His experience includes various technical and management roles in providing reserve and resource estimates in support of major capital and exploration projects, and more than 10 years of overseeing oil and gas reserves processes. He has been named a Distinguished Lecturer by the American Association of Petroleum Geologists and is an active member of the American Association of Petroleum Geologists, the SEPM Society of Sedimentary Geologists and the Society of Petroleum Engineers.
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
During the year, the RAC is represented in meetings with each of the company’s business units to review and discuss reserve changes recommended by the various asset teams. Major changes are also reviewed with the company’s senior leadership team including the Chief Executive Officer and the Chief Financial Officer. The company’s annual reserves activity is also reviewed with the company’s Audit Committee and Board of Directors. If major changes to reserves were to occur between the annual reviews, those matters would also be discussed with the Board.
RAC sub-teams also conduct in-depth reviews during the year of many of the fields that have large proved reserves quantities. These reviews include an examination of the proved reserve records and documentation of their compliance with the Chevron Corporation Reserves Manual.
Technologies Used in Establishing Proved Reserves Additions In 2024, additions to Chevron’s proved reserves were based on a wide range of geologic and engineering technologies. Information generated from wells, such as well logs, wire line sampling, production and pressure testing, fluid analysis, and core analysis, was integrated with seismic data, regional geologic studies, and information from analogous reservoirs to provide “reasonably certain” proved reserves estimates. Both proprietary and commercially available analytic tools, including reservoir simulation, geologic modeling and seismic processing, have been used in the interpretation of the subsurface data. These technologies have been utilized extensively by the company in the past, and the company believes that they provide a high degree of confidence in establishing reliable and consistent reserves estimates.
Proved Undeveloped Reserves
Noteworthy changes in proved undeveloped reserves are shown in the table below and discussed below.

Proved Undeveloped Reserves (Millions of BOE)	2024
Quantity at January 1	3,456
Revisions	(154)
Improved recovery	3
Extension and discoveries	390
Purchases	70
Sales	(54)
Transfers to proved developed	(950)
Quantity at December 31	2,761

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

In 2024, revisions in the United States were primarily from the Denver-Julesburg (DJ) basin yielding a decrease of 98 million BOE mainly due to reservoir performance and portfolio optimization. A net decrease of 33 million BOE in the Midland and Delaware basins was due to reservoir performance.
In 2024, extensions and discoveries of 316 million BOE in the United States were primarily due to planned development of new locations in shale and tight assets in the DJ basin of 171 million BOE, the Midland and Delaware basins of 123 million BOE, and deepwater assets in the Gulf of America of 22 million BOE. In Other Americas, 58 million BOE of extensions and discoveries were from shale and tight assets in Argentina.
In 2024, purchases of 70 million BOE in the United States are primarily from newly identified proved undeveloped well locations associated with the acquisition of PDC.
The difference in 2024 extensions and discoveries of 161 million BOE, between the net quantities of proved reserves of 551 million BOE as reflected on pages 112 to 114 and net quantities of proved undeveloped reserves of 390 million BOE, is primarily due to proved extensions and discoveries that were not recognized as proved undeveloped reserves in the prior year and were recognized directly as proved developed reserves in 2024.
Transfers to proved developed reserves in 2024 include 464 million BOE in the United States, from 256 million BOE in the Midland and Delaware basins, 126 million BOE in the DJ basin, and 82 million BOE in the Gulf of America. Other significant transfers to proved developed were 329 million BOE in Kazakhstan, primarily at TCO, and 75 million BOE in Angola, primarily at Angola LNG. A combined 81 million BOE of transfers to proved developed were recorded in Argentina, Canada, Australia, Nigeria, China, and other international locations. These transfers are the consequence of development expenditures on completing wells and facilities.
During 2024, the company’s investments totaled approximately $8.2 billion in oil and gas producing activities, and about $0.1 billion in non-oil and gas producing activities, to advance the development of proved undeveloped reserves. The United States accounted for about $5.5 billion primarily related to various development activities in the Midland and Delaware basins, the Gulf of America and the DJ basin. In Africa, about $0.8 billion was expended on various offshore development and natural gas projects in Nigeria and Angola. An additional $0.5 billion was spent on development activities in Australia. Development activities in other international locations were primarily responsible for about $1.4 billion of expenditures. The company’s equity affiliates investments in oil and gas producing activities to advance development of proved undeveloped reserves in 2024 was $1.3 billion primarily related to development projects for TCO in Kazakhstan.
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
At year-end 2024, the company held approximately 624 million BOE of proved undeveloped reserves that have remained undeveloped for five years or more. The majority of these reserves are in locations where the company has a proven track record of developing major projects. In Australia, approximately 223 million BOE remain undeveloped for five years or more related to the Gorgon and Wheatstone Projects. Further field development to convert the remaining proved undeveloped reserves is scheduled to occur in line with operating constraints, reservoir depletion and infrastructure optimization. In Africa, approximately 138 million BOE have remained undeveloped for five years or more, due to facility constraints at various fields and infrastructure associated with the Escravos gas projects in Nigeria. Affiliates account for about 237 million BOE of proved undeveloped reserves with about 197 million BOE that have remained undeveloped for five years or more related to TCO. At TCO, further field development to convert the remaining proved undeveloped reserves is scheduled to occur in line with reservoir depletion and facility constraints.
Annually, the company assesses whether any changes have occurred in facts or circumstances, such as changes to development plans, regulations, or government policies, that would warrant a revision to reserve estimates. In 2024, lower natural gas prices in North America were primarily responsible for the negative impact to the economic limits of oil and gas properties, resulting in a proved reserve decrease of approximately 58 million BOE. The year-end reserves quantities have been updated for these circumstances and significant changes are discussed in the appropriate reserves sections herein. Over the past three years, the ratio of proved undeveloped reserves to total proved reserves has ranged between 28 percent and 35 percent.

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

Proved Reserve Quantities For the three-year period ended December 31, 2024, the pattern of net reserve changes shown in the following tables is not necessarily indicative of future trends. Apart from acquisitions, the company’s ability to add proved reserves can be affected by events and circumstances that are outside the company’s control, such as delays in government permitting, partner approvals of development plans, changes in oil and gas prices, OPEC constraints, geopolitical uncertainties, civil unrest, events of war or military conflicts.
At December 31, 2024, proved reserves for the company were 9.8 billion BOE. The company’s estimated net proved reserves of liquids, including crude oil, condensate and synthetic oil for the years 2022, 2023 and 2024, are shown in the table on page 112. The company’s estimated net proved reserves of natural gas liquids (NGLs) are shown on page 113, and the company’s estimated net proved reserves of natural gas are shown on page 114.
Noteworthy changes in crude oil, condensate and synthetic oil proved reserves for 2022 through 2024 are discussed below and shown in the table on the following page:
Revisions In 2022, entitlement effects primarily contributed to a decrease of 49 million barrels of synthetic oil at the Athabasca Oil Sands project in Canada. In TCO, entitlement effects and changes in operating assumptions were primarily responsible for the 35 million barrels decrease in Kazakhstan.
In 2023, the 257 million barrels decrease in United States was primarily in the Midland and Delaware basins and California. Reservoir performance led to the decrease of 101 million barrels, and portfolio optimization led to a decrease of 59 million barrels in the Midland and Delaware basins. A reduction in planned development activities led to a decrease of 58 million barrels in California. In Other Americas, entitlement effects primarily contributed to an increase of 42 million barrels of synthetic oil at the Athabasca Oil Sands project in Canada. In Asia, reservoir performance, mainly in the Partitioned Zone between Saudi Arabia and Kuwait (the Partitioned Zone), was responsible for the 48 million barrels increase. Reservoir performance in Nigeria was mainly responsible for the 37 million barrels increase in Africa.
In 2024, the 37 million barrels increase in Asia was due to reservoir performance, primarily in the Partitioned Zone.
Extensions and Discoveries In 2022, extensions and discoveries in the Midland, Delaware and DJ basins, and approval of the Ballymore Project in the Gulf of America, were primarily responsible for the 264 million barrels increase in the United States. In Other Americas, the 32 million barrels of extensions and discoveries were from Argentina and Canada.
In 2023, extensions and discoveries of 124 million barrels in the Midland and Delaware basins were primarily responsible for the 170 million barrels increase in the United States. In Other Americas, the 55 million barrels of extensions and discoveries increase was mainly from shale and tight assets in Argentina.
In 2024, extensions and discoveries of 119 million barrels in the Midland and Delaware basins, and 45 million barrels in the DJ basin, were primarily responsible for the 185 million barrels increase in the United States. In Other Americas, the 52 million barrels of extensions and discoveries increase was mainly from shale and tight assets in Argentina.
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
In 2024, the renewal of the Agbami field deepwater license in Nigeria increased reserves by 51 million barrels.
Sales In 2024, sales of 593 million barrels in synthetic oil were from the Athabasca oil sand assets in Canada and the 46 million barrels in Other Americas were from the divestment of shale and tight assets in Canada.

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

Net Proved Reserves of Crude Oil, Condensate and Synthetic Oil

	Consolidated Companies								Affiliated Companies			Total Consolidated
		Other					Synthetic			Synthetic		and Affiliated
Millions of barrels	U.S.	Americas[1]	Africa	Asia	Australia	Europe	Oil [2,5]	Total	TCO	Oil	Other[3]	Companies
Reserves at January 1, 2022	2,064	288	480	322	134	62	471	3,821	1,250	—	4	5,075
Changes attributable to:
Revisions	(26)	(9)	4	8	2	1	(49)	(69)	(35)	—	—	(104)
Improved recovery	2	15	4	5	—	—	—	26	—	—	—	26
Extensions and discoveries	264	32	6	—	—	—	—	302	10	—	—	312
Purchases	22	5	36	—	—	—	168	231	—	—	—	231
Sales	(16)	—	(3)	—	—	—	—	(19)	—	—	—	(19)
Production	(237)	(36)	(73)	(42)	(15)	(5)	(16)	(424)	(99)	—	(1)	(524)
Reserves at December 31, 2022 [4,5]	2,073	295	454	293	121	58	574	3,868	1,126	—	3	4,997
Changes attributable to:
Revisions	(257)	9	37	48	1	(1)	42	(121)	(20)	—	1	(140)
Improved recovery	9	—	2	—	—	—	—	11	—	—	—	11
Extensions and discoveries	170	55	—	—	—	—	—	225	—	—	—	225
Purchases	207	—	24	—	—	—	—	231	—	—	—	231
Sales	(1)	—	—	—	—	—	—	(1)	—	—	—	(1)
Production	(259)	(35)	(72)	(40)	(15)	(4)	(18)	(443)	(102)	—	(1)	(546)
Reserves at December 31, 2023 [4,5]	1,942	324	445	301	107	53	598	3,770	1,004	—	3	4,777
Changes attributable to:
Revisions	2	(7)	21	37	—	—	(4)	49	(13)	—	—	36
Improved recovery	9	1	1	—	—	—	—	11	—	—	—	11
Extensions and discoveries	185	52	4	—	—	—	—	241	—	—	—	241
Purchases	21	—	51	—	—	—	16	88	—	—	—	88
Sales	(27)	(46)	—	—	—	—	(593)	(666)	—	—	—	(666)
Production	(286)	(37)	(67)	(40)	(15)	(4)	(17)	(466)	(104)	—	(1)	(571)
Reserves at December 31, 2024 [4,5]	1,846	287	455	298	92	49	—	3,027	887	—	2	3,916
1 Ending reserve balances in North America were 132, 188 and 185 and in South America were 155, 136 and 110 in 2024, 2023 and 2022, respectively.
2 Reserves associated with Canada.
3 Reserves associated with Africa.
4 Included are year-end reserve quantities related to production-sharing contracts (PSC) (refer to page E-8 for the definition of a PSC). PSC-related reserve quantities are 8 percent, 6 percent and 6 percent for consolidated companies for 2024, 2023 and 2022, respectively.
5 Reserve quantities include synthetic oil projected to be consumed in operations of 0, 27, and 28 millions of barrels as of December 31, 2024, 2023 and 2022, respectively.

Noteworthy changes in NGLs proved reserves for 2022 through 2024 are discussed below and shown in the table on the following page:
Revisions In 2023, the 110 million barrels decrease in the United States was primarily in the Midland and Delaware basins with a decrease of 49 million barrels due to portfolio optimization and a decrease of 29 million barrels due to reservoir performance.
In 2024, the 41 million barrels decrease in the United States was primarily from a decrease of 65 million barrels in the DJ basin, which was partially offset by an increase of 31 million barrels from the Gulf of America.
Extensions and Discoveries In 2022, extensions and discoveries in the Midland and Delaware basins were primarily responsible for the 163 million barrels increase in the United States.
In 2023, extensions and discoveries in the Midland and Delaware basins were primarily responsible for the 92 million barrels increase in the United States.
In 2024, extensions and discoveries in the Midland and Delaware basins of 72 million barrels, and in the DJ basin of 52 million barrels, were responsible for the 124 million barrels increase in the United States.
Purchases In 2023, the acquisition of PDC in the DJ and Delaware basins was primarily responsible for the 262 million barrels increase in the United States.
Sales In 2022, sales of 35 million barrels in the United States were primarily from the divestment of the Eagle Ford shale assets and some properties in the Midland and Delaware basins.

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

Net Proved Reserves of Natural Gas Liquids

	Consolidated Companies							Affiliated Companies		Total Consolidated
		Other								and Affiliated
Millions of barrels	U.S.	Americas[1]	Africa	Asia	Australia	Europe	Total	TCO	Other[2]	Companies
Reserves at January 1, 2022	812	15	106	—	3	—	936	84	18	1,038
Changes attributable to:
Revisions	18	—	(3)	—	—	—	15	(5)	(3)	7
Improved recovery	—	—	—	—	—	—	—	—	—	—
Extensions and discoveries	163	2	1	—	—	—	166	—	—	166
Purchases	14	2	—	—	—	—	16	—	—	16
Sales	(35)	—	—	—	—	—	(35)	—	—	(35)
Production	(87)	(2)	(7)	—	—	—	(96)	(6)	(2)	(104)
Reserves at December 31, 2022[3]	885	17	97	—	3	—	1,002	73	13	1,088
Changes attributable to:
Revisions	(110)	—	(6)	—	—	—	(116)	12	2	(102)
Improved recovery	—	—	—	—	—	—	—	—	—	—
Extensions and discoveries	92	—	—	—	—	—	92	—	—	92
Purchases	262	—	11	—	—	—	273	—	—	273
Sales	—	—	—	—	—	—	—	—	—	—
Production	(105)	(2)	(5)	—	(1)	—	(113)	(7)	(2)	(122)
Reserves at December 31, 2023[3]	1,024	15	97	—	2	—	1,138	78	13	1,229
Changes attributable to:
Revisions	(41)	—	(7)	—	—	—	(48)	1	1	(46)
Improved recovery	—	—	—	—	—	—	—	—	—	—
Extensions and discoveries	124	—	—	—	—	—	124	—	—	124
Purchases	20	—	—	—	—	—	20	—	—	20
Sales	(3)	(13)	—	—	—	—	(16)	—	—	(16)
Production	(136)	(2)	(4)	—	(1)	—	(143)	(7)	(2)	(152)
Reserves at December 31, 2024[3]	988	—	86	—	1	—	1,075	72	12	1,159
1 Reserves associated with North America.
2 Reserves associated with Africa.
3 Year-end reserve quantities related to PSC are not material for 2024, 2023 and 2022, respectively.
Noteworthy changes in natural gas proved reserves for 2022 through 2024 are discussed below and shown in the table on the following page:
Revisions In 2022, the performance of the Leviathan and Tamar fields in Israel and the Bibiyana and Jalalabad fields in Bangladesh were mainly responsible for the 1.8 TCF increase in Asia. In Australia, the 377 BCF decrease was mainly due to updated reservoir characterization of the Wheatstone field. In TCO, entitlement effects and changes in operating assumptions were primarily responsible for the 285 BCF decrease.
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
In 2024, a decrease of 425 BCF in the DJ basin, primarily related to reservoir performance, was mainly responsible for the 572 BCF decrease in the United States. The 504 BCF increase in Australia was mainly due to reservoir performance of the Jansz Io field.
Extensions and Discoveries In 2022, extensions and discoveries of 1.6 TCF in the United States were primarily in the Midland and Delaware basins.
In 2023, extensions and discoveries of 660 BCF in the United States were primarily in the Midland and Delaware basins.
In 2024, extensions and discoveries of 912 BCF in the United States were primarily in the DJ basin with 476 BCF, and the Midland and Delaware basins with 432 BCF.

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

Purchases In 2023, the acquisition of PDC in the DJ basin was primarily responsible for the 2.2 TCF in the United States.
In 2024, the 177 BCF in the United States was primarily associated with the acquisition of PDC in the DJ basin.
Sales In 2022, sales of 243 BCF in the United States were primarily in the Eagle Ford shale and Midland and Delaware basins.
In 2024, sales of 260 BCF in Other Americas were from the divestment of shale and tight assets in Canada.
Net Proved Reserves of Natural Gas

	Consolidated Companies							Affiliated Companies		Total Consolidated
		Other								and Affiliated
Billions of cubic feet (BCF)	U.S.	Americas[1]	Africa	Asia	Australia	Europe	Total	TCO	Other[2]	Companies
Reserves at January 1, 2022	5,885	455	2,796	7,473	11,684	21	28,314	1,701	893	30,908
Changes attributable to:
Revisions	171	62	(118)	1,765	(377)	2	1,505	(285)	3	1,223
Improved recovery	1	—	—	—	—	—	1	—	—	1
Extensions and discoveries	1,573	64	—	—	—	—	1,637	—	17	1,654
Purchases	85	25	30	—	—	—	140	—	—	140
Sales	(243)	—	(11)	—	—	—	(254)	—	—	(254)
Production[3]	(641)	(61)	(207)	(701)	(965)	(3)	(2,578)	(153)	(77)	(2,808)
Reserves at December 31, 2022 [4,5]	6,831	545	2,490	8,537	10,342	20	28,765	1,263	836	30,864
Changes attributable to:
Revisions	(1,198)	(1)	(154)	481	31	1	(840)	166	18	(656)
Improved recovery	2	—	—	—	—	—	2	—	—	2
Extensions and discoveries	660	83	—	—	—	—	743	—	—	743
Purchases	2,161	—	97	—	—	—	2,258	—	—	2,258
Sales	(3)	—	—	—	—	—	(3)	—	—	(3)
Production[3]	(771)	(53)	(176)	(625)	(978)	(4)	(2,607)	(134)	(86)	(2,827)
Reserves at December 31, 2023 [4,5]	7,682	574	2,257	8,393	9,395	17	28,318	1,295	768	30,381
Changes attributable to:
Revisions	(572)	(54)	(19)	118	504	3	(20)	(21)	30	(11)
Improved recovery	2	—	—	—	—	—	2	—	—	2
Extensions and discoveries	912	119	83	—	—	—	1,114	—	—	1,114
Purchases	177	—	32	—	—	—	209	—	—	209
Sales	(70)	(260)	—	—	—	—	(330)	—	—	(330)
Production[3]	(981)	(65)	(159)	(600)	(960)	(2)	(2,767)	(136)	(87)	(2,990)
Reserves at December 31, 2024 [4,5]	7,150	314	2,194	7,911	8,939	18	26,526	1,138	711	28,375
1 Ending reserve balances in North America and South America were 49, 363 and 407 and 265, 211 and 138 in 2024, 2023 and 2022, respectively.
2 Reserves associated with Africa.
3 Total “as sold” volumes were 2,768, 2,609 and 2,600 for 2024, 2023 and 2022, respectively.
4 Includes reserve quantities related to PSC. PSC-related reserve quantities were 6 percent, 7 percent and 8 percent for consolidated companies for 2024, 2023 and 2022, respectively.
5 Reserve quantities include natural gas projected to be consumed in operations of 2,462, 2,655 and 2,737 billions of cubic feet as of December 31, 2024, 2023 and 2022, respectively.

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

Table VI - Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves
The standardized measure of discounted future net cash flows is calculated in accordance with SEC and FASB requirements. This includes using the unweighted arithmetic average of the first-day-of-the-month oil and gas prices for the 12-month period prior to the end of the reporting period, estimated future development and production costs assuming the continuation of existing economic conditions, estimated costs for asset retirement obligations (includes costs to retire existing wells and facilities in addition to those future wells and facilities necessary to produce proved undeveloped reserves), and estimated future income taxes based on appropriate statutory tax rates. Discounted future net cash flows are calculated using 10 percent mid-period discount factors. Estimates of proved reserve quantities are imprecise and change over time as new information becomes available. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. The valuation requires assumptions as to the timing and amount of future development and production costs, which could change over time as new information becomes available. The calculations are made as of December 31 each year and do not represent management’s estimate of the company’s future cash flows or value of its oil and gas reserves. In the following table, the caption “Standardized Measure Net Cash Flows” refers to the standardized measure of discounted future net cash flows.

	Consolidated Companies							Affiliated Companies		Total Consolidated
		Other								and Affiliated
Millions of dollars	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other	Companies
At December 31, 2024
Future cash inflows from production	$163,846	$21,827	$43,539	$58,245	$84,026	$3,999	$375,482	$65,221	$5,308	$446,011
Future production costs	(52,680)	(5,896)	(17,996)	(13,355)	(10,964)	(1,188)	(102,079)	(19,945)	(392)	(122,416)
Future development costs	(15,377)	(2,131)	(3,554)	(2,290)	(6,333)	(420)	(30,105)	(1,560)	(30)	(31,695)
Future income taxes	(18,919)	(4,443)	(12,345)	(25,354)	(25,891)	(1,004)	(87,956)	(13,115)	(1,710)	(102,781)
Undiscounted future net cash flows	76,870	9,357	9,644	17,246	40,838	1,387	155,342	30,601	3,176	189,119
10 percent midyear annual discount for timing of estimated cash flows	(28,615)	(3,492)	(3,573)	(8,157)	(15,114)	(503)	(59,454)	(8,722)	(1,003)	(69,179)
Standardized Measure Net Cash Flows	$48,255	$5,865	$6,071	$9,089	$25,724	$884	$95,888	$21,879	$2,173	$119,940
At December 31, 2023
Future cash inflows from production	$181,152	$65,265	$42,786	$62,094	$99,003	$4,395	$454,695	$74,758	$7,324	$536,777
Future production costs	(48,784)	(22,549)	(16,502)	(13,000)	(11,534)	(1,194)	(113,563)	(21,467)	(484)	(135,514)
Future development costs	(16,938)	(3,538)	(4,474)	(2,845)	(5,804)	(438)	(34,037)	(3,617)	(67)	(37,721)
Future income taxes	(21,089)	(10,337)	(12,446)	(27,415)	(24,499)	(1,160)	(96,946)	(14,902)	(2,371)	(114,219)
Undiscounted future net cash flows	94,341	28,841	9,364	18,834	57,166	1,603	210,149	34,772	4,402	249,323
10 percent midyear annual discount for timing of estimated cash flows	(39,553)	(16,623)	(3,262)	(9,343)	(22,011)	(600)	(91,392)	(11,283)	(1,640)	(104,315)
Standardized Measure Net Cash Flows	$54,788	$12,218	$6,102	$9,491	$35,155	$1,003	$118,757	$23,489	$2,762	$145,008
At December 31, 2022
Future cash inflows from production	$257,478	$76,940	$55,865	$67,188	$147,839	$5,920	$611,230	$106,114	$22,630	$739,974
Future production costs	(51,022)	(22,744)	(16,373)	(12,261)	(13,313)	(1,069)	(116,782)	(28,046)	(574)	(145,402)
Future development costs	(20,907)	(3,233)	(2,657)	(2,879)	(5,030)	(502)	(35,208)	(4,127)	(8)	(39,343)
Future income taxes	(40,096)	(13,207)	(26,160)	(30,674)	(38,861)	(2,827)	(151,825)	(22,182)	(7,707)	(181,714)
Undiscounted future net cash flows	145,453	37,756	10,675	21,374	90,635	1,522	307,415	51,759	14,341	373,515
10 percent midyear annual discount for timing of estimated cash flows	(62,918)	(22,165)	(3,001)	(10,769)	(37,519)	(571)	(136,943)	(18,810)	(5,824)	(161,577)
Standardized Measure Net Cash Flows	$82,535	$15,591	$7,674	$10,605	$53,116	$951	$170,472	$32,949	$8,517	$211,938

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

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

			Total Consolidated and
Millions of dollars	Consolidated Companies	Affiliated Companies	Affiliated Companies
Present Value at January 1, 2022	$103,884	$24,991	$128,875
Sales and transfers of oil and gas produced net of production costs	(53,356)	(9,127)	(62,483)
Development costs incurred	7,962	2,430	10,392
Purchases of reserves	2,248	—	2,248
Sales of reserves	(1,807)	—	(1,807)
Extensions, discoveries and improved recovery less related costs	16,054	823	16,877
Revisions of previous quantity estimates	5,281	(1,481)	3,800
Net changes in prices, development and production costs	110,467	28,052	138,519
Accretion of discount	14,075	3,429	17,504
Net change in income tax	(34,336)	(7,651)	(41,987)
Net Change for 2022	66,588	16,475	83,063
Present Value at December 31, 2022	$170,472	$41,466	$211,938
Sales and transfers of oil and gas produced net of production costs	(38,638)	(6,350)	(44,988)
Development costs incurred	11,381	2,281	13,662
Purchases of reserves	9,628	—	9,628
Sales of reserves	(51)	—	(51)
Extensions, discoveries and improved recovery less related costs	7,262	—	7,262
Revisions of previous quantity estimates	(14,389)	(493)	(14,882)
Net changes in prices, development and production costs	(80,284)	(23,517)	(103,801)
Accretion of discount	23,306	5,722	29,028
Net change in income tax	30,070	7,142	37,212
Net Change for 2023	(51,715)	(15,215)	(66,930)
Present Value at December 31, 2023	$118,757	$26,251	$145,008
Sales and transfers of oil and gas produced net of production costs	(38,457)	(6,242)	(44,699)
Development costs incurred	12,809	1,487	14,296
Purchases of reserves	1,607	—	1,607
Sales of reserves	(8,904)	—	(8,904)
Extensions, discoveries and improved recovery less related costs	7,328	—	7,328
Revisions of previous quantity estimates	2,897	(154)	2,743
Net changes in prices, development and production costs	(17,755)	(1,898)	(19,653)
Accretion of discount	15,867	3,601	19,468
Net change in income tax	1,739	1,007	2,746
Net Change for 2024	(22,869)	(2,199)	(25,068)
Present Value at December 31, 2024	$95,888	$24,052	$119,940

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a)The following documents are filed as part of this report:
(1) Financial Statements:

(2) Financial Statement Schedules:
Included below is Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2024.
(3) Exhibits:
The Exhibit Index on the following pages lists the exhibits that are filed as part of this report.
Schedule II — Valuation and Qualifying Accounts

	Year ended December 31
Millions of Dollars	2024	2023	2022
Employee Termination Benefits
Balance at January 1	$6	$11	$43
Additions (reductions) charged to expense	987	(2)	1
Payments	(3)	(3)	(33)
Balance at December 31	$990	$6	$11
Expected Credit Losses
Beginning allowance balance for expected credit losses	$641	$1,008	$745
Current period provision	(30)	(367)	263
Write-offs charged against the allowance, if any	—	—	—
Balance at December 31	$611	$641	$1,008
Deferred Income Tax Valuation Allowance*
Balance at January 1	$20,416	$19,532	$17,651
Additions to deferred income tax expense	1,881	2,348	3,533
Reduction of deferred income tax expense	(984)	(1,464)	(1,652)
Balance at December 31	$21,313	$20,416	$19,532
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

3.2
By-Laws of Chevron Corporation, as amended and restated December 4, 2024, filed as Exhibit 3.2 to Chevron Corporation’s Current Report on Form 8-K filed December 10, 2024, and incorporated herein by reference.

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

10.3+*	Amendment Number Two to the Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan.
10.4+
Form of Retainer Stock Option Agreement under the Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan, filed as Exhibit 10.17 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.5+
Form of Stock Units Agreement under the Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan, filed as Exhibit 10.19 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.6+
Chevron Incentive Plan, amended and restated effective October 2, 2023, filed as Exhibit 10.1 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, and incorporated herein by reference.

10.7+	Summary of Chevron Incentive Plan Award Criteria, filed as Exhibit 10.6 to Chevron Corporation's Annual Report on Form 10-K for the year ended December 31, 2022, and incorporated herein by reference.
10.8+
Long-Term Incentive Plan of Chevron Corporation, amended and restated effective October 2, 2023, filed as Exhibit 10.5 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and incorporated herein by reference.

10.9+
Form of Non-Qualified Stock Option Award Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.8 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.

10.10+
Form of Non-Qualified Stock Option Award Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.1 to Chevron Corporation’s Current Report on Form 8-K filed January 30, 2017, and incorporated herein by reference.

10.11+
Form of Non-Qualified Stock Option Award Agreement under the Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.1 to Chevron Corporation’s Current Report on Form 8-K filed February 2, 2018, and incorporated herein by reference.

Exhibit No.	Description
10.12+
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

10.14+
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

10.16+
Chevron Corporation Deferred Compensation Plan for Management Employees II, amended and restated effective October 2, 2023, filed as Exhibit 10.1 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and incorporated herein by reference.

10.17+
Chevron Corporation Retirement Restoration Plan, amended and restated effective August 1, 2024, filed as Exhibit 10.2 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, and incorporated herein by reference.

10.18+
Chevron Corporation ESIP Restoration Plan, Amended and Restated as of August 1, 2024, filed as Exhibit 10.3 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, and incorporated herein by reference.

10.19+
Agreement between Chevron Corporation and R. Hewitt Pate, dated February 21, 2012, filed as Exhibit 10.16 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.

10.20+
Agreement between Chevron Corporation and R. Hewitt Pate, dated December 13, 2018, filed as Exhibit 10.19 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, and incorporated herein by reference.

10.21+*	Amended and Restated Aircraft Time-Sharing Agreement, dated as of November 16, 2024, between Chevron U.S.A. Inc. and Michael K. Wirth.
10.22+
2022 Long-Term Incentive Plan of Chevron Corporation, amended and restated effective October 2, 2023, filed as Exhibit 10.4 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and incorporated herein by reference.

10.23+
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

10.29+
Form of Performance Share Award Agreement (cash settled) under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.2 to Chevron Corporation’s Current Report on Form 8-K filed February 2, 2024, and incorporated herein by reference.

10.30+
Form of Standard Restricted Stock Unit Award Agreement (share settled) under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.3 to Chevron Corporation’s Current Report on Form 8-K filed February 2, 2024, and incorporated herein by reference.

Exhibit No.	Description
10.31+
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

19*	Insider Trading Policies and Procedures.
21.1*	Subsidiaries of Chevron Corporation (page E-1).
22.1*	Subsidiary Issuer of Guaranteed Securities.
23.1*	Consent of PricewaterhouseCoopers LLP (page E-2).
24.1*	Power of Attorney for certain directors of Chevron Corporation, authorizing the signing of the Annual Report on Form 10-K on their behalf.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer (page E-3).
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer (page E-4).
32.1**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Executive Officer (page E-5).
32.2**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Financial Officer (page E-6).
97.1+	Chevron Corporation Dodd-Frank Clawback Policy, filed as Exhibit 97.1 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, and incorporated herein by reference.
99.1*	Definitions of Selected Energy and Financial Terms (pages E-7 through E-10).
101*	Interactive data files (formatted as Inline XBRL).
104*	Cover Page Interactive Data File (contained in Exhibit 101).

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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 2025.

Chevron Corporation
By:	/s/ MICHAEL K. WIRTH
Michael K. Wirth, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of February, 2025.

Principal Executive Officer
(and Director)

/s/ MICHAEL K. WIRTH Michael K. Wirth, Chairman of the Board and Chief Executive Officer

Principal Financial Officer

/s/ EIMEAR P. BONNER Eimear P. Bonner, Vice President and Chief Financial Officer

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