Form 10-Q
period 2025-03-31
CHEVRON CORP
filed 2025-05-08
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Registrant’s telephone number, including area code: (832) 854-1000

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

There were 1,746,393,905 shares of the company’s common stock outstanding on March 31, 2025.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three Months Ended March 31, 2025 and 2024	3
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2025 and 2024	4
	Consolidated Balance Sheet at March 31, 2025 and December 31, 2024	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2025 and 2024	6
	Consolidated Statement of Equity for the Three Months Ended March 31, 2025 and 2024	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
Signature		45

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This quarterly report on Form 10-Q of Chevron Corporation contains forward-looking statements relating to Chevron’s operations, assets, and strategy that are based on management’s current expectations, estimates and projections about the petroleum, chemicals and other energy-related industries. Words or phrases such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “advances,” “commits,” “drives,” “aims,” “forecasts,” “projects,” “believes,” “approaches,” “seeks,” “schedules,” “estimates,” “positions,” “pursues,” “progress,” “design,” “enable,” “may,” “can,” “could,” “should,” “will,” “budgets,” “outlook,” “trends,” “guidance,” “focus,” “on track,” “trajectory,” “goals,” “objectives,” “strategies,” “opportunities,” “poised,” “potential,” “ambitions,” “future,” “aspires” and similar expressions, and variations or negatives of these words, are intended to identify such forward-looking statements, but not all forward-looking statements include such words. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and other factors, many of which are beyond the company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Chevron undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for the company’s products, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries and other producing countries; technological advancements; changes to government policies in the countries in which the company operates; public health crises, such as pandemics and epidemics, and any related government policies and actions; disruptions in the company’s global supply chain, including supply chain constraints and escalation of the cost of goods and services; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic, market and political conditions, including the military conflict between Russia and Ukraine, the conflict in the Middle East and the global response to these hostilities; changing refining, marketing and chemicals margins; the company’s ability to realize anticipated cost savings and efficiencies associated with enterprise structural cost reduction initiatives; actions of competitors or regulators; timing of exploration expenses; changes in projected future cash flows; timing of crude oil liftings; uncertainties about the estimated quantities of crude oil, natural gas liquids and natural gas reserves; the competitiveness of alternate-energy sources or product substitutes; pace and scale of the development of large carbon capture and offset markets; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes undertaken or required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures related to greenhouse gas emissions and climate change; the potential liability resulting from pending or future litigation; the risk that regulatory approvals and clearances related to the Hess Corporation (Hess) transaction are not obtained or are not obtained in a timely manner or are obtained subject to conditions that are not anticipated by the company and Hess; potential delays in consummating the Hess transaction, including as a result of the ongoing arbitration proceedings regarding preemptive rights in the Stabroek Block joint operating agreement; risks that such ongoing arbitration is not satisfactorily resolved and the potential transaction fails to be consummated; uncertainties as to whether the potential transaction, if consummated, will achieve its anticipated economic benefits, including as a result of risks associated with third party contracts containing material consent, anti-assignment, transfer or other provisions that may be related to the potential transaction that are not waived or otherwise satisfactorily resolved; the company’s ability to integrate Hess’ operations in a successful manner and in the expected time period; the possibility that any of the anticipated benefits and projected synergies of the potential transaction will not be realized or will not be realized within the expected time period; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, taxes and tax audits, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; higher inflation and related impacts; material reductions in corporate liquidity and access to debt markets; changes to the company’s capital allocation strategies; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 20 through 27 of the company’s 2024 Annual Report on Form 10-K and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended March 31
	2025	2024
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$46,101	$46,580
Income (loss) from equity affiliates	820	1,441
Other income (loss)	689	695
Total Revenues and Other Income	47,610	48,716
Costs and Other Deductions
Purchased crude oil and products	28,610	27,741
Operating expenses	6,408	6,533
Selling, general and administrative expenses	1,221	1,010
Exploration expenses	187	129
Depreciation, depletion and amortization	4,123	4,091
Taxes other than on income	1,255	1,124
Interest and debt expense	212	118
Other components of net periodic benefit costs	11	48
Total Costs and Other Deductions	42,027	40,794
Income (Loss) Before Income Tax Expense	5,583	7,922
Income Tax Expense (Benefit)	2,071	2,371
Net Income (Loss)	3,512	5,551
Less: Net income (loss) attributable to noncontrolling interests	12	50
Net Income (Loss) Attributable to Chevron Corporation	$3,500	$5,501
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$2.01	$2.99
- Diluted	$2.00	$2.97
Weighted Average Number of Shares Outstanding (000s)
- Basic	1,744,628	1,842,377
- Diluted	1,751,441	1,849,116

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2025	2024
	(Millions of dollars)
Net Income (Loss)	$3,512	$5,551
Currency translation adjustment	16	(20)
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	5	(6)
Derivatives
Net derivatives gain (loss) on hedge transactions	(23)	(34)
Reclassification to net income	17	(7)
Income taxes on derivatives transactions	2	9
Total	(4)	(32)
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	38	62
Actuarial gain (loss) arising during period	(1)	—
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(2)	(2)
Prior service (costs) credits arising during period	—	—
Defined benefit plans sponsored by equity affiliates - benefit (cost)	9	4
Income (taxes) benefit on defined benefit plans	(10)	(11)
Total	34	53
Other Comprehensive Gain (Loss), Net of Tax	51	(5)
Comprehensive Income (Loss)	3,563	5,546
Comprehensive loss (income) attributable to noncontrolling interests	(12)	(50)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$3,551	$5,496

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At March 31, 2025	At December 31, 2024
	(Millions of dollars)
Assets
Cash and cash equivalents	$4,638	$6,781
Time deposits	5	4
Accounts and notes receivable (less allowance: 2025 - $240; 2024 - $259)	19,560	20,684
Inventories:
Crude oil and products	6,600	6,490
Chemicals	471	502
Materials, supplies and other	2,096	2,082
Total inventories	9,167	9,074
Prepaid expenses and other current assets	5,204	4,368
Total Current Assets	38,574	40,911
Long-term receivables (less allowance: 2025 - $216; 2024 - $352)	942	877
Investments and advances	49,150	47,438
Properties, plant and equipment, at cost	348,820	345,933
Less: Accumulated depreciation, depletion and amortization	200,696	198,134
Properties, plant and equipment, net	148,124	147,799
Deferred charges and other assets	15,011	14,854
Goodwill	4,568	4,578
Assets held for sale	28	481
Total Assets	$256,397	$256,938
Liabilities and Equity
Short-term debt	$4,076	$4,406
Accounts payable	20,878	22,079
Accrued liabilities	8,374	8,486
Federal and other taxes on income	842	1,872
Other taxes payable	1,532	1,715
Total Current Liabilities	35,702	38,558
Long-term debt	25,605	20,135
Deferred credits and other noncurrent obligations	21,610	22,094
Noncurrent deferred income taxes	19,594	19,137
Noncurrent employee benefit plans	3,806	3,857
Total Liabilities*	$106,317	$103,781
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at March 31, 2025 and December 31, 2024)	1,832	1,832
Capital in excess of par value	21,719	21,671
Retained earnings	206,359	205,852
Accumulated other comprehensive losses	(2,709)	(2,760)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (696,282,675 and 673,664,306 shares at March 31, 2025 and December 31, 2024, respectively)	(77,717)	(74,037)
Total Chevron Corporation Stockholders’ Equity	149,244	152,318
Noncontrolling interests	836	839
Total Equity	150,080	153,157
Total Liabilities and Equity	$256,397	$256,938

* Refer to Note 12 Other Contingencies and Commitments.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2025	2024
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$3,512	$5,551
Adjustments
Depreciation, depletion and amortization	4,123	4,091
Dry hole expense	112	28
Distributions more (less) than income from equity affiliates	268	(705)
Net before-tax losses (gains) on asset retirements and sales	(19)	(30)
Net foreign currency effects	130	(198)
Deferred income tax provision	480	688
Net decrease (increase) in operating working capital	(2,408)	(1,144)
Decrease (increase) in long-term receivables	(40)	27
Net decrease (increase) in other deferred charges	(172)	(300)
Cash contributions to employee pension plans	(263)	(256)
Other	(534)	(924)
Net Cash Provided by Operating Activities	5,189	6,828
Investing Activities
Acquisition of Hess Corporation common stock	(2,225)	—
Capital expenditures	(3,927)	(4,089)
Proceeds and deposits related to asset sales and returns of investment	600	104
Net sales (purchases) of marketable securities	—	45
Net repayment (borrowing) of loans by equity affiliates	(66)	(16)
Net Cash Used for Investing Activities	(5,618)	(3,956)
Financing Activities
Net borrowings (repayments) of short-term obligations	(400)	1,836
Proceeds from issuances of long-term debt	5,491	203
Repayments of long-term debt and other financing obligations	(61)	(1,012)
Cash dividends - common stock	(2,984)	(3,003)
Net contributions from (distributions to) noncontrolling interests	(11)	4
Net sales (purchases) of treasury shares	(3,699)	(2,891)
Net Cash Provided by (Used for) Financing Activities	(1,664)	(4,863)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(3)	(72)
Net Change in Cash, Cash Equivalents and Restricted Cash	(2,096)	(2,063)
Cash, Cash Equivalents and Restricted Cash at January 1	8,262	9,275
Cash, Cash Equivalents and Restricted Cash at March 31	$6,166	$7,212

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders’	Controlling	Total
Three Months Ended March 31	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at December 31, 2023	$22,957	$200,025	$(2,960)	$(59,065)	$160,957	$972	$161,929
Treasury stock transactions	92	—	—	—	92	—	92
Net income (loss)	—	5,501	—	—	5,501	50	5,551
Cash dividends ($1.63 per share)	—	(3,003)	—	—	(3,003)	(3)	(3,006)
Stock dividends	—	(6)	—	—	(6)	—	(6)
Other comprehensive income	—	—	(5)	—	(5)	—	(5)
Purchases of treasury shares(2)	—	—	—	(3,006)	(3,006)	—	(3,006)
Issuances of treasury shares	(14)	—	—	112	98	—	98
Other changes, net	—	(3)	—	—	(3)	12	9
Balance at March 31, 2024	$23,035	$202,514	$(2,965)	$(61,959)	$160,625	$1,031	$161,656

Balance at December 31, 2024	$23,263	$205,852	$(2,760)	$(74,037)	$152,318	$839	$153,157
Treasury stock transactions	103	—	—	—	103	—	103
Net income (loss)	—	3,500	—	—	3,500	12	3,512
Cash dividends ($1.71 per share)	—	(2,984)	—	—	(2,984)	(15)	(2,999)
Stock dividends	—	(9)	—	—	(9)	—	(9)
Other comprehensive income	—	—	51	—	51	—	51
Purchases of treasury shares(2)	—	—	—	(3,952)	(3,952)	—	(3,952)
Issuances of treasury shares	(55)	—	—	272	217	—	217
Other changes, net	—	—	—	—	—	—	—
Balance at March 31, 2025	$23,311	$206,359	$(2,709)	$(77,717)	$149,244	$836	$150,080

(Number of Shares)	Common Stock - 2025				Common Stock - 2024
Three Months Ended March 31	Issued(3)	Treasury	Outstanding		Issued(3)	Treasury	Outstanding
Balance at December 31	2,442,676,580	(673,664,306)	1,769,012,274		2,442,676,580	(577,028,776)	1,865,647,804
Purchases	—	(25,087,428)	(25,087,428)		—	(19,737,687)	(19,737,687)
Issuances	—	2,469,059	2,469,059		—	1,098,916	1,098,916
Balance at March 31	2,442,676,580	(696,282,675)	1,746,393,905		2,442,676,580	(595,667,547)	1,847,009,033
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General
Basis of Presentation The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three-month period ended March 31, 2025, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2024 Annual Report on Form 10-K.
Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the three months ended March 31, 2025 and 2024, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
	(Millions of dollars)
Balance at December 31, 2023	$(192)	$(11)	$5	$(2,762)	$(2,960)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(20)	(6)	(25)	14	(37)
Reclassifications(2) (3)	—	—	(7)	39	32
Net Other Comprehensive Income (Loss)	(20)	(6)	(32)	53	(5)
Balance at March 31, 2024	$(212)	$(17)	$(27)	$(2,709)	$(2,965)

Balance at December 31, 2024	$(259)	$(19)	$(14)	$(2,468)	$(2,760)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	16	5	(21)	8	8
Reclassifications(2) (3)	—	—	17	26	43
Net Other Comprehensive Income (Loss)	16	5	(4)	34	51
Balance at March 31, 2025	$(243)	$(14)	$(18)	$(2,434)	$(2,709)
(1)All amounts are net of tax.
(2)Refer to Note 14 Financial and Derivative Instruments for reclassified components of cash flow hedging.
(3)Refer to Note 8 Employee Benefits for reclassified components, including amortization of actuarial gains or losses, amortization of prior service costs, and settlement losses, totaling $36 that are included in employee benefit costs for the three months ended March 31, 2025. Related income taxes for the same period, totaling $10, are reflected in “Income Tax Expense (Benefit)” on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Information Relating to the Consolidated Statement of Cash Flows

	Three Months Ended March 31
	2025	2024
	(Millions of dollars)
Distributions more (less) than income from equity affiliates included the following:
Distributions from equity affiliates	$1,088	$736
(Income) loss from equity affiliates	(820)	(1,441)
Distributions more (less) than income from equity affiliates	$268	$(705)
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$1,137	$(606)
Decrease (increase) in inventories	(201)	(1,330)
Decrease (increase) in prepaid expenses and other current assets	(769)	255
Increase (decrease) in accounts payable and accrued liabilities	(1,307)	538
Increase (decrease) in income and other taxes payable	(1,268)	(1)
Net decrease (increase) in operating working capital	$(2,408)	$(1,144)
Net cash provided by operating activities included the following cash payments:
Interest on debt (net of capitalized interest)	$124	$56
Income taxes	2,552	1,428
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$593	$52
Returns of investment from equity affiliates	7	52
Proceeds and deposits related to asset sales and returns of investment	$600	$104
Net maturities of (investments in) time deposits consisted of the following gross amounts:
Investments in time deposits	$(4)	$—
Maturities of time deposits	4	—
Net maturities of (investments in) time deposits	$—	$—
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$—	$—
Marketable securities sold	—	45
Net sales (purchases) of marketable securities	$—	$45
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$(87)	$(46)
Repayment of loans by equity affiliates	21	30
Net repayment (borrowing) of loans by equity affiliates	$(66)	$(16)
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term debt obligations	$2,317	$—
Repayments of short-term debt obligations	(1,933)	—
Net borrowings (repayments) of short-term debt obligations with three months or less maturity	(784)	1,836
Net borrowings (repayments) of short-term obligations	$(400)	$1,836
Net contributions from (distributions to) noncontrolling interests consisted of the following gross amounts:
Distributions to noncontrolling interests	$(15)	$(3)
Contributions from noncontrolling interests	4	7
Net contributions from (distributions to) noncontrolling interests	$(11)	$4
Net sales (purchases) of treasury shares consisted of the following gross and net amounts:
Shares issued for share-based compensation plans	$218	$87
Shares purchased under share repurchase and executive compensation plans	(3,917)	(2,978)
Net sales (purchases) of treasury shares	$(3,699)	$(2,891)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash.
The “Other” line in the Operating Activities section includes changes in asset retirement obligations, abandonment and decommissioning obligations associated with previously sold assets, postretirement benefits obligations, and other long-term liabilities.
The company paid dividends of $1.71 per share of common stock in first quarter 2025. This compares to dividends of $1.63 per share paid in the year-ago corresponding period.
The components of “Capital expenditures” are presented in the following table:

	Three Months Ended March 31
	2025	2024
	(Millions of dollars)
Additions to properties, plant and equipment	$3,761	$3,864
Additions to investments	60	199
Current-year dry hole expenditures	106	28
Payments for other assets and liabilities, net	—	(2)
Capital expenditures	$3,927	$4,089
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At March 31		At December 31
	2025	2024	2024	2023
	(Millions of dollars)		(Millions of dollars)
Cash and cash equivalents	$4,638	$6,278	$6,781	$8,178
Restricted cash included in “Prepaid expenses and other current assets”	325	127	281	275
Restricted cash included in “Deferred charges and other assets”	1,203	807	1,200	822
Total cash, cash equivalents and restricted cash	$6,166	$7,212	$8,262	$9,275
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Three Months Ended March 31
	2025	2024
	(Millions of dollars)
Sales and other operating revenues	$5,247	$5,056
Costs and other deductions	4,032	2,645
Net income attributable to TCO	$879	$1,706
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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Three Months Ended March 31
	2025	2024
	(Millions of dollars)
Sales and other operating revenues	$34,983	$36,490
Costs and other deductions	33,683	34,947
Net income (loss) attributable to CUSA	$1,111	$1,392

	At March 31, 2025	At December 31, 2024
	(Millions of dollars)
Current assets	$20,648	$20,153
Other assets	59,487	58,485
Current liabilities	19,574	25,825
Other liabilities	27,136	21,455
Total CUSA net equity	$33,425	$31,358
Memo: Total debt	$14,444	$8,917

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The company’s segments are managed by “segment managers” who report to the “chief operating decision maker” (CODM), which is comprised of the company’s Executive Committee, as referenced under “Item 10. Directors, Executive Officers and Corporate Governance” on page 32 of the company’s 2024 Annual Report on Form 10-K.
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
Segment Sales and Other Operating Revenues Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the production and sale of crude oil, natural gas and natural gas liquids (NGLs), as well as the sale of third-party production of natural gas. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, jet fuel, gas oils, lubricants, residual fuel oils, and other products derived from crude oil. This segment also generates revenues from the manufacture and sale of fuel and lubricant additives, renewable fuels, and the transportation and trading of refined products and crude oil. “All Other” activities include revenues from insurance operations, real estate activities, and technology companies.
Segment Expenses Purchased crude oil and products, operating and selling, general and administrative (SG&A) expense, and depreciation, depletion and amortization are the company’s significant segment expenses. Operating and SG&A expenses include transportation, employee costs, service and fees, fuel and utilities, materials and supplies, SG&A expenses, and other components of net periodic benefit costs. Other costs and deductions primarily represent taxes other than on income, exploration expense, and interest and debt expenses.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segmented income statements for the three months ended March 31, 2025 and 2024 are presented below:

	Upstream		Downstream		Segment Total	All Other	Total
Three Months Ended March 31, 2025	U.S.	Int'l.	U.S.	Int'l.
Sales and other operating revenues before elimination	$11,515	$9,971	$18,705	$17,266	$57,457	$120	$57,577
Intersegment revenue elimination	(7,112)	(1,953)	(1,888)	(422)	(11,375)	(101)	(11,476)
Sales and Other Operating Revenues	4,403	8,018	16,817	16,844	46,082	19	46,101

Income (loss) from equity affiliates	(8)	714	150	(28)	828	(8)	820
Other income (loss)[1]	26	220	49	7	302	387	689
Total Revenues and Other Income	4,421	8,952	17,016	16,823	47,212	398	47,610

Intersegment product transfers[2]	6,461	369	(6,978)	63	(85)	85	—
Less expenses:
Purchased crude oil and products	3,909	2,802	7,262	14,637	28,610	—	28,610
Operating and SG&A expenses	2,123	1,257	2,255	1,264	6,899	741	7,640
Depreciation, depletion and amortization	2,023	1,697	242	74	4,036	87	4,123
Other costs and deductions[3]	386	257	171	562	1,376	278	1,654
Total Costs and Other Deductions	8,441	6,013	9,930	16,537	40,921	1,106	42,027

Income Tax Expense (Benefit)	578	1,406	5	122	2,111	(40)	2,071
Less: Net income (loss) attributable to non-controlling interests	5	2	—	5	12	—	12
Net Income (Loss) Attributable to Chevron Corporation	$1,858	$1,900	$103	$222	$4,083	$(583)	$3,500
Values have been adjusted for eliminations, unless otherwise specified.
[1] Includes interest income of $69 in “All Other.”
[2] Valuation of product transfers between operating segments.
[3] Includes interest expense of $192 in “All Other.”

	Upstream		Downstream		Segment Total	All Other	Total
Three Months Ended March 31, 2024	U.S.	Int'l.	U.S.	Int'l.
Sales and other operating revenues before elimination	$11,167	$10,783	$20,240	$18,091	$60,281	$121	$60,402
Intersegment revenue elimination	(7,589)	(2,925)	(2,707)	(507)	(13,728)	(94)	(13,822)
Sales and Other Operating Revenues	3,578	7,858	17,533	17,584	46,553	27	46,580

Income (loss) from equity affiliates	(20)	1,108	262	93	1,443	(2)	1,441
Other income (loss)[1]	63	338	90	23	514	181	695
Total Revenues and Other Income	3,621	9,304	17,885	17,700	48,510	206	48,716

Intersegment product transfers[2]	6,423	945	(6,691)	(653)	24	(24)	—
Less expenses:
Purchased crude oil and products	3,337	1,904	8,008	14,492	27,741	—	27,741
Operating and SG&A expenses	1,751	1,524	2,239	1,528	7,042	549	7,591
Depreciation, depletion and amortization	1,835	1,900	218	76	4,029	62	4,091
Other costs and deductions[3]	435	159	148	449	1,191	180	1,371
Total Costs and Other Deductions	7,358	5,487	10,613	16,545	40,003	791	40,794

Income Tax Expense (Benefit)	604	1,596	128	131	2,459	(88)	2,371
Less: Net income (loss) attributable to non-controlling interests	7	2	—	41	50	—	50
Net Income (Loss) Attributable to Chevron Corporation	$2,075	$3,164	$453	$330	$6,022	$(521)	$5,501
Values have been adjusted for eliminations, unless otherwise specified.
[1] Includes interest income of $85 in “All Other.”
[2] Valuation of product transfers between operating segments.
[3] Includes interest expense of $109 in “All Other.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. Segment assets at March 31, 2025, and December 31, 2024, are as follows:

	At March 31, 2025	At December 31, 2024
Segment Assets	(Millions of dollars)
Upstream
United States	$61,237	$60,914
International	121,555	123,343
Goodwill	4,216	4,226
Total Upstream	187,008	188,483
Downstream
United States	34,805	34,253
International	21,910	22,165
Goodwill	352	352
Total Downstream	57,067	56,770
Total Segment Assets	244,075	245,253
All Other
United States	10,535	8,382
International	1,787	3,303
Total All Other	12,322	11,685
Total Assets — United States	106,577	103,549
Total Assets — International	145,252	148,811
Goodwill	4,568	4,578
Total Assets	$256,397	$256,938

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The company also sponsors other postretirement employee benefit (OPEB) plans that provide medical and dental benefits, as well as life insurance for qualifying retired employees. The plans are unfunded, and the company and the retirees share the costs. For the company’s main U.S. medical plan, the increase to the pre-Medicare company contribution for retiree medical coverage is limited to no more than four percent each year. Certain life insurance benefits are paid by the company.
The components of net periodic benefit costs for 2025 and 2024 are as follows:

	Three Months Ended March 31
	2025	2024
	(Millions of dollars)
Pension Benefits
United States
Service cost	$90	$89
Interest cost	124	116
Expected return on plan assets	(174)	(149)
Amortization of prior service costs (credits)	1	1
Amortization of actuarial losses (gains)	30	61
Total United States	71	118
International
Service cost	14	14
Interest cost	48	47
Expected return on plan assets	(47)	(50)
Amortization of prior service costs (credits)	3	3
Amortization of actuarial losses (gains)	12	5
Total International	30	19
Net Periodic Pension Benefit Costs	$101	$137
Other Benefits*
Service cost	$7	$8
Interest cost	25	25
Amortization of prior service costs (credits)	(6)	(6)
Amortization of actuarial losses (gains)	(4)	(4)
Net Periodic Other Benefit Costs	$22	$23
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through March 31, 2025, a total of $263 million was contributed to employee pension plans (including $235 million to the U.S. plans). Total contributions for the full year are currently estimated to be up to $550 million ($450 million for the U.S. plans and $100 million for the international plans). Contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements, and other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first three months of 2025, the company contributed $42 million to its OPEB plans.
Note 9. Assets Held For Sale
At March 31, 2025, the company classified $28 million net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with downstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2024 and the first three months of 2025 were not material.
Note 10. Income Taxes
The income tax expense decreased $300 million between quarterly periods from $2.4 billion in 2024 to $2.1 billion in 2025. The company’s income before income tax expense decreased $2.3 billion from $7.9 billion in 2024 to $5.6 billion in 2025, primarily due to lower equity affiliate earnings, lower downstream margins, lower upstream realizations, unfavorable foreign currency effects, and lower upstream sales volumes. The company’s effective tax rate increased between quarterly periods from 30 percent in 2024 to 37 percent in 2025. The change in effective tax rate was primarily due to the absence of prior period favorable tax items, current period unfavorable tax items and mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11. Litigation
Climate Change
Governmental and other plaintiffs in various jurisdictions across the United States have brought legal proceedings against fossil fuel producing companies, including Chevron entities, purporting to seek legal and equitable relief to address alleged impacts of climate change. Chevron entities are or were among the codefendants in 33 separate lawsuits filed by various U.S. cities and counties, five U.S. states, the District of Columbia, the Commonwealth of Puerto Rico, two Native American tribes, and a trade group in both federal and state courts.1 The lawsuits have asserted various causes of action, including public nuisance, private nuisance, failure to warn, fraud, conspiracy to commit fraud, design defect, product defect, trespass, negligence, impairment of public trust, equitable relief for pollution, impairment and destruction of natural resources, unjust enrichment, violations of consumer and environmental protection statutes, violations of unfair competition statutes, violations of a federal antitrust statute, and violations of federal and state RICO statutes, based upon, among other things, the company’s production of oil and gas products and alleged misrepresentations or omissions relating to climate change risks associated with those products. Further such proceedings are likely to be brought by other parties. While defendants have sought to remove cases filed in state court to federal court, most of those cases have been remanded to state court and the U.S. Supreme Court has denied petitions for writ of certiorari on jurisdictional questions to date. The U.S. Supreme Court has also denied petitions for certiorari to review a decision from the Hawaii Supreme Court allowing claims brought by the City and County of Honolulu to proceed past the pleadings. The unprecedented legal theories set forth in these proceedings include claims for damages (both compensatory and punitive), injunctive and other forms of equitable relief, including without limitation abatement, contribution to abatement funds, disgorgement of profits and equitable relief for pollution, impairment and destruction of natural resources, civil penalties and liability for fees and costs of suits. Due to the unprecedented nature of the suits, the company is unable to estimate any range of possible liability, but given the uncertainty of litigation there can be no assurance that the cases will not have a material adverse effect on the company’s results of operations and financial condition. Management believes that these proceedings are legally and factually meritless and detract from constructive efforts to address the important policy issues presented by climate change and will vigorously defend against such proceedings.

1 The cases are: Municipality of Bayamon et al. v. Exxon Mobil Corp., et al., No. 22-cv-1550 (D.P.R.); City of Annapolis v. BP P.L.C., et al., No. C-02-CV-21-000250 (Md. Cir. Ct.) (dismissed on the merits; Plaintiff’s appeal pending); Anne Arundel County v. BP P.L.C., et al., No. C-02-CV-21-000565 (Md. Cir. Ct.) (dismissed on the merits; Plaintiff’s appeal pending); Mayor and City Council of Baltimore v. BP P.L.C., et al., No. 24-C-18-004219 (Md. Cir. Ct.) (dismissed on the merits; Plaintiff’s appeal pending); People ex rel. Bonta v. Exxon Mobil Corp., et al., No. CGC-23-609134 (Cal. Super. Ct.); Bucks County v. BP P.L.C., et al., No. 2024-01836 (Pa. Ct. Com. Pl.); City of Charleston v. Brabham Oil Co., et al., No. 2020-CP-10-3975 (S.C. Ct. of Com. Pl.); District of Columbia v. Exxon Mobil Corp., et al., No. 2020-CA-002892-B (D.C. Super. Ct.); Delaware ex rel. Jennings v. BP America Inc., et al., C.A. No. N20C-09-097 (Del. Super. Ct.) (dismissed on the merits in substantial part; appeal may be filed); City of Hoboken v. Exxon Mobil Corp., et al., No. HUD-L-003179-20 (N.J. Super. Ct.); City and County of Honolulu, et al. v. Sunoco LP, et al., No. 1CCV-20-0000380 (Haw. Cir. Ct.); City of Imperial Beach v. Chevron Corp., et al., No. C17-01227 (Cal. Super. Ct.); King County v. BP P.L.C., et al., No. 18-2-11859-0 (Wash. Super. Ct.) (voluntarily dismissed); Makah Indian Tribe v. Exxon Mobil Corp., et al., No. 23-25216-1-SEA (Wash. Super. Ct.); County of Marin v. Chevron Corp., et al., No. 17-cv-02586 (Cal. Super. Ct.); County of Maui v. Sunoco LP, et al., No. 2CCV-20-0000283 (Haw. Cir. Ct.); County of Multnomah v. Exxon Mobil Corp., et al., No. 23-cv-25164 (Or. Cir. Ct.); Municipality of San Juan, Puerto Rico v. Exxon Mobil Corp., et al., No. 23-cv-01608 (D.P.R.); City of Oakland v. BP P.L.C., et al., No. RG17875889 (Cal. Super. Ct.); Platkin, et al. v. Exxon Mobil Corp., et al., No. MER-L-001797-22 (N.J. Super. Ct.) (dismissed on the merits; Plaintiff’s appeal pending); Estado Libre Asociado de Puerto Rico [Commonwealth of Puerto Rico] v. Exxon Mobil Corp., et al., No. SJ2024CV06512 (Tribunal de Primera Instancia, Estado Libre Asociado de P.R.) [P.R. Ct. of First Instance, Commonwealth of P.R.] (voluntarily dismissed); City of New York v. Chevron Corp., et al., No. 18-cv-00182 (S.D.N.Y.) (dismissed on the merits); Pacific Coast Federation of Fishermen’s Associations, Inc. v. Chevron Corp., et al., No. CGC-18-571285 (Cal. Super. Ct.) (voluntarily dismissed); State of Rhode Island v. Chevron Corp., et al., C.A. No. PC-2018-4716 (R.I. Super. Ct.); City of Richmond v. Chevron Corp., et al., No. C18-00055 (Cal. Super. Ct.); City of San Francisco v. BP P.L.C., et al., No. CGC-17-561370 (Cal. Super. Ct.); County of San Mateo v. Chevron Corp., et al., No. 17-CIV-03222 (Cal. Super. Ct.); City of Santa Cruz v. Chevron Corp., et al., No. 17-CV-03243 (Cal. Super. Ct.); County of Santa Cruz v. Chevron Corp., et al., No. 17-CV-03242 (Cal. Super. Ct.); Shoalwater Bay Indian Tribe v. Exxon Mobil Corp., et al., No. 23-2-25215-2-SEA (Wash. Super. Ct.); City of Chicago v. BP P.L.C., et al., No. 2024CH01024 (Ill. Cir. Ct.); Maine v. BP P.L.C. et al., No. PORSC-CV-24-442 (Me. Super. Ct.); State of Hawaii v. BP P.L.C., et al., 1CCV-25-0000717 (Haw. Cir. Ct.).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Louisiana
Seven coastal parishes and the State of Louisiana have filed lawsuits in Louisiana against numerous oil and gas companies seeking remediation damages for coastal erosion in or near oil fields located within Louisiana’s coastal zone under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA). Chevron entities are defendants in 37 of these cases.2 The lawsuits allege that the defendants’ historical operations were conducted without necessary permits or failed to comply with permits obtained and seek remediation damages and other relief, including the costs of restoring coastal wetlands allegedly impacted by oil field operations. Further such proceedings may be brought by other parties. The United States Supreme Court denied a petition for writ of certiorari on certain jurisdictional questions impacting some of these cases, and those cases have been or will be remanded to Louisiana state court. Other federal jurisdictional questions are on petition for review to the United States Supreme Court. In April 2025, a jury in a Louisiana state court awarded Plaquemines Parish $744.6 million in a trial against Chevron entities. The company denies this liability and plans to appeal any judgment based on the jury verdict. The jury’s decision was unique to the facts and circumstances of the case and may not be representative of future outcomes for other claims brought against Chevron entities under the SLCRMA. In accordance with guidance on the evaluation of loss contingencies, the company has recorded an accrual of $131 million, which the company believes to be a reasonably estimable loss in light of the available defenses. It is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. However, because of the uncertainties associated with ongoing litigation, we are unable to estimate the range of reasonably possible loss that may be attributable to liabilities, if any, in excess of the amount accrued. While the company believes the jury verdict is not legally or factually supported and intends to appeal and vigorously pursue post-judgment remedies, there can be no assurances that such defense efforts will be successful. To the extent the company is required to pay remediation damages in these cases, it may have a material adverse effect on our financial position and results of operations. Management believes that the claims in these lawsuits lack legal and factual merit and will continue to vigorously defend against such proceedings.

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
Indemnification The company often includes standard indemnification provisions in its arrangements with its partners, suppliers and vendors in the ordinary course of business, the terms of which range in duration and sometimes are not limited. The company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service or other claims made against such parties.
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
Decommissioning Obligations for Previously Divested Assets Some assets are divested along with their related liabilities, such as decommissioning obligations. In certain instances, such transferred obligations have returned and may continue to return to the company. To the extent the current owners of the company’s previously divested assets default on their decommissioning obligations, regulators may require that Chevron assume such obligations. The nature and amount of the loss is disclosed when it is reasonably possible that the loss could be material. The company accrues a liability when management determines the obligation to be both probable and reasonably estimable. The company could have additional significant obligations revert, primarily in the United States, but is not currently aware of any such obligations that are reasonably possible to be material. The liability balance at the end of first quarter 2025 is $2.4 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The fair value hierarchy for assets and liabilities measured at fair value at March 31, 2025, and December 31, 2024, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At March 31, 2025				At December 31, 2024
	(Millions of dollars)
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivatives - not designated	$99	$77	$22	$—	$137	$127	$10	$—
Derivatives - designated	—	—	—	—	—	—	—	—
Total Assets at Fair Value	$99	$77	$22	$—	$137	$127	$10	$—
Derivatives - not designated	219	106	113	—	136	47	89	—
Derivatives - designated	23	23	—	—	17	17	—	—
Total Liabilities at Fair Value	$242	$129	$113	$—	$153	$64	$89	$—
Derivatives The company records most of its derivative instruments — other than any commodity derivative contracts that are accounted for as normal purchase and normal sale — on the Consolidated Balance Sheet at fair value, with the offsetting amount to the Consolidated Statement of Income. The company designates certain derivative instruments as cash flow hedges that, if applicable, are reflected in the table above. Derivatives classified as Level 1 include futures, swaps and options contracts valued using quoted prices from active markets such as the New York Mercantile Exchange. Derivatives classified as Level 2 include swaps, options and forward contracts, the fair values of which are obtained from third-party broker quotes, industry pricing services, and exchanges. The company obtains multiple sources of pricing information for the Level 2 instruments. Since this pricing information is generated from observable market data, it has historically been very consistent. The company does not materially adjust this information.
Assets and liabilities carried at fair value at March 31, 2025, and December 31, 2024, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $4.6 billion and $6.8 billion at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2025, and December 31, 2024, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at March 31, 2025.
Restricted Cash had a carrying/fair value of $1.5 billion at both March 31, 2025 and December 31, 2024. At March 31, 2025, restricted cash is classified as Level 1 and includes primarily restricted funds related to certain upstream decommissioning activities, a tax-deferred transaction and financing programs that are reported in “Prepaid expenses and other current assets” and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Investments in Hess Corporation (Hess) Common Stock are classified as Level 1, had a fair value of $2.5 billion at March 31, 2025, and are reflected in the “Investments and advances” line on the Consolidated Balance Sheet. During first quarter 2025, the company recognized a fair value gain of $232 million in “Other income (loss)” on the Consolidated Statement of Income.
Long-Term Debt excluding amounts reclassified from short-term debt and finance lease obligations had a net carrying value of $16.2 billion and $10.8 billion at March 31, 2025, and December 31, 2024, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of these obligations was $15.5 billion and $9.8 billion at March 31, 2025, and December 31, 2024, respectively. At March 31, 2025, the fair value of these obligations classified as Level 1 is $15.0 billion and Level 2 is $508 million.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at March 31, 2025, and December 31, 2024, were not material.
Properties, plant and equipment The company did not have any individually material impairments of long- lived assets measured at fair value on a nonrecurring basis to report in first quarter 2025.
Investments and advances The company did not have any individually material impairments of investments and advances measured at fair value on a nonrecurring basis to report in first quarter 2025.
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
Derivative instruments measured at fair value at March 31, 2025, and December 31, 2024, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Balance Sheet: Fair Value of Derivatives
Type of		At March 31, 2025	At December 31, 2024
Contract	Balance Sheet Classification	(Millions of dollars)
Commodity	Accounts and notes receivable, net	$55	$122
Commodity	Long-term receivables, net	44	15
Total Assets at Fair Value		$99	$137
Commodity	Accounts payable	$241	$127
Commodity	Deferred credits and other noncurrent obligations	1	26
Total Liabilities at Fair Value		$242	$153

Consolidated Statement of Income: The Effect of Derivatives
		Gain / (Loss) Three Months Ended March 31
Type of		2025	2024
Contract	Statement of Income Classification	(Millions of dollars)
Commodity	Sales and other operating revenues	$(144)	$(158)
Commodity	Purchased crude oil and products	(44)	(64)
Commodity	Other income (loss)	(6)	13
		$(194)	$(209)
The amount reclassified from AOCL to “Sales and other operating revenues” from designated hedges for the first quarter of 2025 was a loss of $17 million compared with a gain of $7 million in the same period of the prior year. At March 31, 2025, before-tax deferred losses in AOCL related to outstanding crude oil price hedging contracts were $23 million, of which all is expected to be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.
The following table represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at March 31, 2025, and December 31, 2024.

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount

At March 31, 2025	(Millions of dollars)
Derivative Assets - not designated	$2,597	$2,498	$99	$7	$92
Derivative Assets - designated	$1	$1	$—	$—	$—
Derivative Liabilities - not designated	$2,717	$2,498	$219	$7	$212
Derivative Liabilities - designated	$24	$1	$23	$—	$23
At December 31, 2024
Derivative Assets - not designated	$1,895	$1,758	$137	$3	$134
Derivative Assets - designated	$—	$—	$—	$—	$—
Derivative Liabilities - not designated	$1,894	$1,758	$136	$2	$134
Derivative Liabilities - designated	$17	$—	$17	$—	$17
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15. Revenue
“Sales and other operating revenues” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $13.2 billion and $14.2 billion at March 31, 2025, and December 31, 2024, respectively. Other items included in “Accounts and notes receivable” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements, and product exchanges, which are accounted for outside the scope of Accounting Standard Codification (ASC) 606.
Note 16. Financial Instruments - Credit Losses
Chevron’s expected credit loss allowance balance was $456 million and $611 million at March 31, 2025, and December 31, 2024, respectively, with a majority of the allowance relating to non-trade receivable balances.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $17.2 billion at March 31, 2025, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring prepayments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days.
Chevron’s non-trade receivable balance was $3.8 billion at March 31, 2025, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid per contract terms or are not yet due are subject to the statistical analysis described above, while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk.
Note 17. Long-Term Debt
In the first quarter of 2025, the company issued $5.5 billion in aggregate principal amount of floating and fixed rate notes as detailed in the table below.

Principal
(Millions of dollars)
4.405% notes due 2027	$750
Floating rate notes due 2027	750
4.475% notes due 2028	1,000
Floating rate notes due 2028	500
4.687% notes due 2030	1,100
4.819% notes due 2032	650
4.980% notes due 2035	750
Total Long-Term Debt Issued	$5,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 18. Agreement to Acquire Hess Corporation
On October 23, 2023, Chevron Corporation announced it had entered into a definitive agreement with Hess Corporation (Hess) to acquire all of its outstanding shares in an all-stock transaction, pursuant to which Hess stockholders will receive 1.0250 shares of Chevron common stock for each Hess share. The transaction was unanimously approved by the Boards of Directors of both companies.
On May 28, 2024, a majority of Hess stockholders voted to approve the merger. Following the Federal Trade Commission’s (FTC) review of the transaction, on September 30, 2024, the FTC announced that a majority of the Commission voted to accept a consent agreement among the FTC, Chevron and Hess, resolving the concerns the FTC identified during its review of the transaction. On January 16, 2025, a majority of the FTC voted to finalize the consent order entered on September 30, 2024. Chevron and Hess filed a petition to set aside the consent order on March 27, 2025, which, if granted, would remove the restriction of John Hess serving on Chevron’s Board while maintaining Chevron’s clearance to close the transaction. Chevron and Hess have taken and will continue to take appropriate steps to maintain our ability to close the merger under the Hart-Scott-Rodino Act of 1976, as amended. The filing of an arbitration relating to the right of first refusal contained in the Stabroek Block operating agreement among Hess Guyana Exploration Limited, a wholly owned subsidiary of Hess, and affiliates of Exxon Mobil Corporation, and China National Offshore Oil Corporation has delayed completion of the transaction. An arbitration decision against Hess Guyana and in favor of Exxon Guyana and CNOOC Guyana would cause the transaction not to be completed. The arbitration merits hearing has been scheduled for May 2025, with a decision expected in approximately the following three months.
Chevron and Hess are working to complete the merger as soon as practicable. However, neither Chevron nor Hess can predict the actual date on which the transaction will be completed, if at all, because it is subject to conditions beyond each company’s control. See Item 1A. Risk Factors for a discussion of risks related to the Hess acquisition.
Note 19. Restructuring and Reorganization Costs
The following table summarizes the accrued severance liability on the Consolidated Balance Sheet, which is expected to be substantially settled by the end of 2026.

Amounts Before Tax
(Millions of dollars)
Balance at January 1, 2025	$990
Accruals/Adjustments	3
Payments	(4)
Balance at March 31, 2025	$989

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2025 Compared with First Quarter 2024
Key Financial Results

Earnings by Business Segment
	Three Months Ended March 31
	2025	2024
	(Millions of dollars)
Upstream
United States	$1,858	$2,075
International	1,900	3,164
Total Upstream	3,758	5,239
Downstream
United States	103	453
International	222	330
Total Downstream	325	783
Total Segment Earnings	4,083	6,022
All Other	(583)	(521)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$3,500	$5,501

(1) Includes foreign currency effects.	$(138)	$85
(2) Income (loss) net of tax; also referred to as “earnings” in the discussions that follow.
Net income attributable to Chevron Corporation for first quarter 2025 was $3.5 billion ($2.00 per share — diluted), compared with $5.5 billion ($2.97 per share — diluted) in first quarter 2024.
Upstream earnings in first quarter 2025 were $3.8 billion compared with $5.2 billion in the corresponding 2024 period. The decrease was mainly due to lower liftings, lower affiliate earnings at TCO, lower realizations, and unfavorable swings in tax items and foreign exchange effects.
Downstream earnings in first quarter 2025 were $325 million compared with $783 million in the corresponding 2024 period. The decrease was mainly due to lower margins on refined product sales and a legal reserve.
Refer to “Results of Operations” for additional discussion of results by business segment and “All Other” activities for the first quarter of 2025 versus the same period in 2024.
Business Environment and Outlook
Chevron Corporation3 is a global energy company with direct and indirect subsidiaries and affiliates that conduct substantial business activities in the following countries: Angola, Argentina, Australia, Bangladesh, Brazil, Canada, China, Egypt, Equatorial Guinea, Israel, Kazakhstan, Mexico, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait, the Philippines, Singapore, South Korea, Thailand, the United Kingdom, the United States, and Venezuela.
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
Some governments, companies, communities and other stakeholders are supporting efforts to address climate change. International initiatives and national, regional and state legislation and regulations that aim to directly or indirectly reduce GHG emissions are in various stages of design, adoption and implementation. These policies and programs, some of which support the global net zero emissions ambitions of the Paris Agreement, can change the amount of energy consumed, the rate of energy-demand growth, the energy mix and the relative economics of one fuel versus another. Implementation of jurisdiction-specific policies and programs can be dependent on, and can affect the pace of, technological advancements; the granting of necessary permits by governing authorities; the availability and acceptability of cost-effective, verifiable carbon credits; the availability of suppliers that can meet our sustainability-related standards; evolving regulatory or other requirements affecting ESG standards or disclosures and evolving standards and regulations for tracking, reporting, marketing and advertising relating to emissions and emissions reductions and removals.
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
Chevron supports the Paris Agreement’s global approach to governments addressing climate change and continues to take actions to help lower the carbon intensity of its operations while continuing to meet the demand for energy. Chevron believes that broad, market-based mechanisms are the most efficient approach to addressing GHG emissions reductions. Chevron integrates climate change-related issues and the regulatory and other responses to these issues into its strategy and planning, capital investment reviews and risk management tools and processes, where it believes they are applicable. They are also factored into the company’s long-range supply, demand and energy price forecasts. These forecasts reflect estimates of long-range effects from climate change-related policy actions, such as electric vehicle and renewable fuel penetration, energy efficiency standards and demand response to oil and natural gas prices.
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
Chevron’s previously disclosed 2050 net zero upstream aspiration, GHG intensity targets and planned lower-carbon capital spend through 2028 can be found on pages 36 through 37 of the company’s 2024 Annual Report on Form 10-K.
Chevron regularly evaluates its aspirations, targets and goals and expects to change or eliminate some of its aspirations, targets and goals for various reasons, including market conditions; its strategy or portfolio; and

financial, operational, policy, reputational, legal and other factors. The company’s ability to achieve any aspiration, target or goal is subject to numerous risks and contingencies, many of which are outside of Chevron’s control. Examples of such risks and contingencies include:(1) sufficient and substantial advances in technology, including the continuing progress of commercially viable technologies and low- or non-carbon-based energy sources; (2) laws, governmental regulation, policies, and other enabling actions, including those regarding subsidies, tax and other incentives as well as the granting of necessary permits by governing authorities; (3) the availability and acceptability of cost-effective, verifiable carbon credits; (4) the availability of suppliers that can meet our sustainability-related standards; (5) evolving regulatory requirements, including changes to IPCC’s Global Warming Potentials and the U.S. EPA Greenhouse Gas Reporting Program, affecting ESG standards or disclosures; (6) evolving standards for tracking and reporting on emissions and emissions reductions and removals; (7) customers’ and consumers’ preferences and use of the company’s products or substitute products; (8) actions taken by the company’s competitors in response to legislation and regulations; and (9) successful negotiations for carbon capture and storage and nature-based solutions with customers, suppliers, partners and governments. Please refer to the risk factors regarding our strategy, aspirations, targets, and disclosures related to environmental, social, and governance matters included on pages 23 through 27 of the company’s 2024 Annual Report on Form 10-K.
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
In December 2021, the Organization for Economic Co-operation and Development (OECD) issued model rules for a new 15 percent global minimum tax (Pillar Two), and various jurisdictions in which the company operates enacted or are in the process of enacting Pillar Two legislation. Certain aspects of the tax under the Pillar Two framework were effective in 2024 in some jurisdictions and in 2025 (or later) in others. Although we do not currently expect that Pillar Two will have a material impact on our results of operations, we are continuing to evaluate the impact of legislative adoption by individual countries.
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
Trends in the costs of goods and services vary by spend category. Chevron has applied inflation mitigation strategies to temper labor market cost increases, including fixed price and index-based contracts. Lead times for key capital equipment remain long due to strong demand levels. Chevron has addressed equipment cost increases and long lead times by partnering with suppliers on demand planning, volume commitments, standardization, and scope optimization. The offshore market remains competitive for vessels and subsea equipment. In the United States, cost pressures for materials and standard onshore drilling and completion equipment continue to ease.
The U.S. announced the imposition of tariffs on imports from our trade partners and could modify or announce additional tariffs in future periods. Only a minor portion of the company’s total third-party spend is exposed to tariffs, and the financial impact is currently not expected to be material. The company is leveraging strategic partnerships with key suppliers to mitigate the impact of these tariffs. For example, the company has increased its procurement of domestically produced pipe, with capacity to increase it further. However, there is significant uncertainty as to the duration and magnitude of these and any future tariffs that may be imposed and, accordingly, as to the resultant impacts these tariffs could have on the company and its suppliers and the company’s future results of operations.

Acquisition and Disposition of Assets The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value and to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. The company is targeting $10-15 billion of asset sales over the five-year period ending in 2028. Asset dispositions and restructurings may result in significant gains or losses in future periods. In addition, some assets are sold along with their related liabilities, such as abandonment and decommissioning obligations. In certain instances, such transferred obligations have reverted, and may in the future revert, to the company and result in losses that could be significant. The company has recognized losses and could have additional significant obligations revert, primarily in the United States, but is not currently aware of any such obligations that are reasonably possible to be material. Refer to Note 12 Other Contingencies and Commitments for additional information.
In October 2023, the company announced that it had entered into a definitive merger agreement with Hess Corporation (Hess). Refer to Note 18 Agreement to Acquire Hess Corporation for additional information.
Between January and March 2025, the company purchased 15,380,000 shares of Hess common stock at prevailing market prices in open market transactions. The number of shares purchased represents approximately 4.99 percent of the shares of Hess common stock outstanding as of January 31, 2025, as reported by Hess in its Annual Report on Form 10-K for the year ended December 31, 2024. These purchases reflect Chevron’s continuing confidence in the consummation of the pending acquisition of Hess.
Other Impacts The company closely monitors developments in the financial and credit markets, the level of worldwide economic activity, and the implications for the company of movements in commodity prices and downstream margins. Management takes these developments into account in the conduct of daily operations and for business planning.
The company has announced plans to achieve $2-3 billion in structural cost reductions by the end of 2026. These cost savings will largely come from optimizing the portfolio, leveraging technology to enhance productivity, and changing how and where work is performed, including expanded use of global capability centers. In relation to these efforts, the Company recognized a restructuring charge in fourth quarter 2024, and expects additional charges in future periods, which could be significant.
Comments related to earnings trends for the company’s major business areas are as follows:
Upstream Earnings for the upstream segment are closely aligned with industry prices for crude oil, natural gas and natural gas liquids (NGLs). These prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry production and inventory levels, technology advancements, production quotas or other actions imposed by OPEC+ countries, actions of regulators, weather-related damage and disruptions, competing fuel prices, natural and human causes beyond the company’s control, and regional supply interruptions or fears thereof that may be caused by military conflicts, civil unrest or political uncertainty. Any of these factors could also inhibit the company’s production capacity in an affected region. The company closely monitors developments in the countries in which it operates and holds investments and seeks to manage risks in operating its facilities and businesses.
The longer-term trend in earnings for the upstream segment is also a function of other factors, including the company’s ability to efficiently find, acquire and produce crude oil, natural gas and NGLs, changes in fiscal terms of contracts, the pace of energy transition, and changes in tax, environmental and other applicable laws and regulations.
The Wellhead Pressure Management Project (WPMP) at Tengizchevroil LLP (TCO) was fully operational at year-end 2024. In January 2025, TCO started oil production at its Future Growth Project (FGP) and by the end of first quarter, FGP had ramped up to its nameplate capacity. These project start-ups are expected to increase free cash flow for the company, but TCO’s net income will be negatively impacted due to higher depreciation, depletion and amortization.
Chevron has interests in Venezuelan assets operated by independent affiliates. Chevron has been conducting limited activities in Venezuela consistent with the authorization provided pursuant to licenses issued by the

United States government. The financial results for Chevron’s business in Venezuela have been recorded as non-equity investments since 2020, where income is only recognized when cash is received, and production and reserves are not included in the company’s results. Crude oil liftings in Venezuela started in first quarter 2023, which have positively impacted the company’s results. In 2024, Venezuela contributed less than 3 percent of the company’s cash flow from operations. On March 4, 2025, Chevron received General License 41A requiring a wind-down of Chevron’s activities in Venezuela by April 3, 2025. This General License was subsequently superseded by General License 41B that extended the wind-down period to May 27, 2025. The company is winding down its activities in accordance with revised authorities provided by the U.S. government and resulting direction from the Venezuela government. Consistent with this, crude oil liftings by Chevron to the U.S. have recently been halted. The wind-down of activities, while uncertain, will have a negative impact on the company’s future results of operations.
Chevron maintains an equity interest in the Caspian Pipeline Consortium (CPC) that provides a primary export route for Tengiz field production in Kazakhstan. An adverse event or incident affecting CPC operations, which CPC has experienced from time to time, could have a negative impact on the Tengiz field and the company’s results of operations and financial position. The financial impacts of such risks remain uncertain.
Other governments (including Russia) have imposed and may impose additional sanctions and other trade laws, restrictions and regulations that could lead to disruption in our ability to produce, transport, and/or export crude in the region around Russia.
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

Source: Platts

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $76 per barrel for the first three months of 2025, compared with $83 per barrel during the first three months of 2024, and ended April at about $63 per barrel. For every dollar change in Brent crude oil prices, the company’s annual after-tax earnings and cash flow sensitivity is approximately $450 million.

The WTI price averaged $71 per barrel for the first three months of 2025 compared to $77 per barrel in the first three months of 2024, and ended April at about $58 per barrel. The majority of the company’s equity crude production is priced based on the Brent benchmark.
The U.S. Henry Hub natural gas price averaged $4.25 per thousand cubic feet (MCF) for the first three months of 2025, compared with $2.50 per MCF during the first three months of 2024, and ended April at about $3.17 per MCF. See page 36 for the company’s U.S. and international average realizations for the first three months of 2025 and the same period last year.
After rising in early January, crude prices trended back down through the first quarter and have declined sharply in April as a result of concerns about slowing economic growth and a decision from OPEC+ to begin unwinding 2.2 million barrels per day of voluntary production cuts.
In contrast to price movements in the global market for crude oil, prices for natural gas are also impacted by regional supply and demand and infrastructure conditions in local markets. In the United States, cold weather and strong liquefied natural gas (LNG) exports drove the U.S. storage levels below the five-year average, leading to higher Henry Hub prices.
Outside the United States, prices for natural gas also depend on a wide range of supply, demand and regulatory circumstances. The company’s long-term contract prices for LNG are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG assets is committed under binding long-term contracts, with some sold in the Asian spot LNG market.
Production The company’s worldwide net oil-equivalent production in the first three months of 2025 averaged 3.35 million barrels per day, relatively flat from a year ago as the impacts of asset sales were mostly offset by growth at TCO, in the Permian Basin, and in the Gulf of America. About 23 percent of the company’s net oil-equivalent production in the first three months of 2025 occurred in the OPEC+ member countries of Equatorial Guinea, Kazakhstan, Nigeria, and the Partitioned Zone between Saudi Arabia and Kuwait.
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
Refer to “Cautionary Statements Relevant to Forward-Looking Information” on page 2 and to “Risk Factors” on pages 20 through 27 of the company’s 2024 Annual Report on Form 10-K for a discussion of some of the inherent risks that could materially impact the company’s results of operations or financial condition.

Noteworthy Developments
Certain noteworthy developments in recent months included the following:
•Argentina - Exercised option to participate in a pipeline project to export crude from the Vaca Muerta shale to a new export terminal.
•United States - Acquired 4.99 percent of Hess common stock, reflecting continuing confidence in the consummation of the pending acquisition of Hess.
•United States - Completed the sale of the company’s majority interest in the East Texas gas assets for cash and multi-year capital carry, while retaining an overriding royalty interest.
•United States - Completed the sale of the company’s interest in certain non-operated midstream pipelines and facilities.
•United States - Discovered oil at the non-operated Far South prospect in the deepwater Gulf of America.
•United States - Started production from the Ballymore field in the Gulf of America, Chevron's first deepwater project in the Norphlet formation and the latest in a series of recent project startups.

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
Upstream

		Three Months Ended March 31
	Unit (1)	2025	2024
U.S. Upstream
Earnings	$MM	$1,858	$2,075
Net Oil-Equivalent Production	MBOED	1,636	1,573
Liquids Production	MBD	1,159	1,130
Natural Gas Production	MMCFD	2,859	2,657
Liquids Realization	$/BBL	$55.26	$57.37
Natural Gas Realization	$/MCF	$2.50	$1.24
(1) MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.
Three Month Periods Ended March 31, 2025 and 2024
U.S. upstream earnings decreased by $217 million primarily due to higher operating expenses of $280 million, including a legal reserve of $130 million, and lower liquids realizations of $110 million, partly offset by higher natural gas realizations of $240 million.
Net oil-equivalent production was up 63,000 barrels per day, or 4 percent. The increase was primarily due to higher production in the Permian Basin and Gulf of America, partly offset by lower production in the Rockies.

		Three Months Ended March 31
	Unit (2)	2025	2024
International Upstream
Earnings (1)	$MM	$1,900	$3,164
Net Oil-Equivalent Production	MBOED	1,717	1,773
Liquids Production	MBD	822	838
Natural Gas Production	MMCFD	5,371	5,610
Liquids Realization	$/BBL	$67.69	$72.52
Natural Gas Realization	$/MCF	$7.12	$7.25
(1) Includes foreign currency effects	$MM	$(136)	$22
(2) MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.
Three Month Periods Ended March 31, 2025 and 2024
International upstream earnings decreased by $1.3 billion primarily due to lower liftings of $430 million mainly due to asset sales, lower affiliate earnings of $365 million at TCO primarily due to higher depreciation, depletion and amortization partly offset by higher production following FGP start-up, lower realizations of $280 million, and an unfavorable swing in tax items of $210 million, partly offset by lower operating expenses of $150 million, mainly from asset sales. Foreign currency effects had an unfavorable impact on earnings of $158 million between periods.

Net oil-equivalent production was down 56,000 barrels per day, or 3 percent. The decrease was primarily due to asset sales in Canada and Republic of Congo, and withdrawal from Myanmar, partly offset by higher production in Kazakhstan following the start-up of the FGP project at TCO.
Downstream

		Three Months Ended March 31
	Unit *	2025	2024
U.S. Downstream
Earnings	$MM	$103	$453
Refinery Crude Unit Inputs	MBD	1,018	878
Refined Product Sales	MBD	1,293	1,248
* MBD — thousands of barrels per day.
Three Month Periods Ended March 31, 2025 and 2024
U.S. downstream earnings decreased by $350 million primarily due to lower margins on refined product sales of $230 million and a legal reserve of $170 million.
Refinery crude unit inputs were up 140,000 barrels per day, or 16 percent, primarily due to improved refinery reliability at the El Segundo, California refinery, the absence of a planned shutdown at the Pascagoula, Mississippi refinery, and increased capacity at the Pasadena, Texas refinery upon completion of the Light Tight Oil project.
Refined product sales were up 45,000 barrels per day, or 4 percent compared to the year-ago period primarily due to higher demand for gasoline.

		Three Months Ended March 31
	Unit (2)	2025	2024
International Downstream
Earnings (1)	$MM	$222	$330
Refinery Crude Unit Inputs	MBD	618	651
Refined Product Sales	MBD	1,398	1,430
(1) Includes foreign currency effects	$MM	$3	$56
(2) MBD — thousands of barrels per day.
Three Month Periods Ended March 31, 2025 and 2024
International downstream earnings decreased by $108 million primarily due to lower margins on refined product sales of $70 million. Foreign currency effects had a less favorable impact on earnings of $53 million between periods.
Refinery crude unit inputs were down 33,000 barrels per day, or 5 percent, primarily due to a planned turnaround at the GS Caltex refinery in South Korea.
Refined product sales were down 32,000 barrels per day, or 2 percent, compared to the year-ago period.
All Other

		Three Months Ended March 31
	Unit	2025	2024
All Other
Earnings/(Charges)*	$MM	$(583)	$(521)

* Includes foreign currency effects		$(5)	$7
Three Month Periods Ended March 31, 2025 and 2024
Net charges increased by $62 million primarily due to higher operating and interest expenses, partly offset by a favorable fair market valuation adjustment for Hess common stock.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended March 31
	2025	2024
	(Millions of dollars)
Sales and other operating revenues	$46,101	$46,580
Sales and other operating revenues for first quarter 2025 decreased mainly due to lower refined product and crude oil prices, partially offset by higher natural gas prices and higher crude oil and refined product sales volumes.

	Three Months Ended March 31
	2025	2024
	(Millions of dollars)
Income from equity affiliates	$820	$1,441
Income from equity affiliates in first quarter 2025 decreased mainly due to lower upstream-related earnings from TCO in Kazakhstan primarily due to higher depreciation, depletion and amortization, and lower downstream-related earnings from GS Caltex in South Korea and CPChem primarily due to lower downstream margins.

	Three Months Ended March 31
	2025	2024
	(Millions of dollars)
Other income (loss)	$689	$695
Other income for first quarter 2025 slightly decreased primarily due to an unfavorable swing in foreign currency effects partially offset by a favorable fair value adjustment for the investment in Hess common stock.

	Three Months Ended March 31
	2025	2024
	(Millions of dollars)
Purchased crude oil and products	$28,610	$27,741
Purchased crude oil and products increased for first quarter 2025 primarily due to higher natural gas prices and higher crude oil prices and volume, partially offset by lower refined product prices and volume.

	Three Months Ended March 31
	2025	2024
	(Millions of dollars)
Operating, selling, general and administrative expenses	$7,629	$7,543
Operating, selling, general and administrative expenses in first quarter 2025 increased slightly, mainly due to higher legal reserves, partly offset by lower expenses mainly from asset sales.

	Three Months Ended March 31
	2025	2024
	(Millions of dollars)
Exploration expenses	$187	$129
Exploration expenses for first quarter 2025 increased primarily due to higher dry hole expenses.

	Three Months Ended March 31
	2025	2024
	(Millions of dollars)
Depreciation, depletion and amortization	$4,123	$4,091
Depreciation, depletion and amortization expenses for first quarter 2025 increased slightly primarily due to higher rates.

	Three Months Ended March 31
	2025	2024
	(Millions of dollars)
Taxes other than on income	$1,255	$1,124
Taxes other than on income for first quarter 2025 increased primarily due to higher excise taxes related to International Downstream activities.

	Three Months Ended March 31
	2025	2024
	(Millions of dollars)
Interest and debt expense	$212	$118
Interest and debt expenses for first quarter 2025 increased mainly due to higher debt balance compared to last year.

	Three Months Ended March 31
	2025	2024
	(Millions of dollars)
Other components of net periodic benefit costs	$11	$48
Other components of net periodic benefit costs for first quarter 2025 were lower mainly due to higher expected return on plan assets and lower amortization of actuarial losses.

	Three Months Ended March 31
	2025	2024
	(Millions of dollars)
Income tax expense/(benefit)	$2,071	$2,371
The company’s decrease in income tax expense for first quarter 2025 of $300 million was primarily due to the decrease in total income before tax of $2.3 billion, partially offset by the absence of prior period favorable tax items and current period unfavorable tax items.
U.S. income before tax decreased from $2.6 billion in first quarter 2024 to $1.9 billion in first quarter 2025. This $736 million decrease in income was primarily driven by higher operating expenses and lower downstream margins, partially offset by higher upstream realizations. The decrease in income had a direct impact on the company’s U.S. income tax, resulting in a decrease in income tax expense of $123 million between year-over-year periods, from $624 million in 2024 to $501 million in 2025.
International income before tax decreased from $5.3 billion in first quarter 2024 to $3.7 billion in first quarter 2025. This $1.6 billion decrease in income was primarily driven by lower upstream realizations, lower equity affiliate earnings, lower upstream sales volumes and unfavorable foreign currency effects, partially offset by lower operating expenses. The company’s international income tax expense decreased $177 million between year-over-year periods, from $1.7 billion in 2024 to $1.6 billion in 2025, primarily due to the decrease in income, the absence of prior period favorable tax items and current period unfavorable tax items.
Additional information related to the company’s effective income tax rate is included in Note 10 Income Taxes to the Consolidated Financial Statements.

Selected Operating Data

The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
		Three Months Ended March 31
	Unit	2025	2024
U.S. Upstream
Net crude oil and natural gas liquids production	MBD	1,159	1,130
Net natural gas production(3)	MMCFD	2,859	2,657
Net oil-equivalent production	MBOED	1,636	1,573
Sales of natural gas	MMCFD	5,416	5,138
Sales of natural gas liquids	MBD	508	442
Revenue from net production
Crude	$/BBL	$69.77	$74.00
NGLs	$/BBL	$23.31	$20.45
Liquids (weighted average of Crude and NGLs)	$/BBL	$55.26	$57.37
Natural gas	$/MCF	$2.50	$1.24
International Upstream
Net crude oil and natural gas liquids production(4)	MBD	822	838
Net natural gas production(3)	MMCFD	5,371	5,610
Net oil-equivalent production(4)	MBOED	1,717	1,773
Sales of natural gas	MMCFD	5,377	5,770
Sales of natural gas liquids	MBD	135	118
Revenue from liftings
Crude	$/BBL	$69.81	$74.77
NGLs	$/BBL	$25.42	$21.89
Liquids (weighted average of Crude and NGLs)	$/BBL	$67.69	$72.52
Natural gas	$/MCF	$7.12	$7.25
U.S. and International Upstream
Total net oil-equivalent production(4)	MBOED	3,353	3,346
U.S. Downstream
Gasoline sales(5)	MBD	676	621
Other refined product sales	MBD	617	627
Total refined product sales	MBD	1,293	1,248
Sales of natural gas	MMCFD	35	31
Sales of natural gas liquids	MBD	19	21
Refinery crude unit inputs	MBD	1,018	878
International Downstream
Gasoline sales(5)	MBD	356	319
Other refined product sales	MBD	689	722
Share of affiliate sales	MBD	353	389
Total refined product sales	MBD	1,398	1,430
Sales of natural gas	MMCFD	4	—
Sales of natural gas liquids	MBD	123	139
Refinery crude unit inputs	MBD	618	651
(1) Includes company share of equity affiliates.
(2)  MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOED — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFD):
United States		50	57
International		573	543
(4) Includes net production of synthetic oil:
Canada		—	47
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $4.6 billion at March 31, 2025, and $6.8 billion at year-end 2024. The company holds its cash with a diverse group of major financial institutions and has processes and safeguards in place to manage its cash balances and mitigate the risk of loss. Cash provided by operating activities in the first three months of 2025 was $5.2 billion, compared with $6.8 billion in the year-ago period. Between January and March 2025, Chevron purchased 15.38 million shares of Hess common stock in open market transactions for approximately $2.2 billion. Capital expenditures totaled $3.9 billion in the first three months of 2025, down $162 million from the year-ago period largely due to lower spend in downstream. Proceeds and deposits related to asset sales and returns of investment totaled $600 million in the first three months of 2025, compared to $104 million in the year-ago period. Cash provided by financing activities includes proceeds from shares issued for stock option exercises of $218 million in the first three months of 2025, compared with $87 million in the year-ago period.
Dividends The company paid dividends of $3.0 billion to common stockholders during the first three months of 2025. In April 2025, the company declared a quarterly dividend of $1.71 per common share, payable in June 2025.
Debt and Finance Lease Liabilities Chevron’s total debt and finance lease liabilities were $29.7 billion at March 31, 2025, up from $24.5 billion at December 31, 2024, as the company issued $5.5 billion in bonds during first quarter 2025.
The company’s primary source for working capital needs is its commercial paper program. The outstanding balance for the company’s commercial paper program at March 31, 2025, was $5.2 billion, compared with $5.4 billion at December 31, 2024. The company’s debt and finance lease liabilities due within one year, consisting primarily of commercial paper, the current portion of long-term debt and redeemable long-term obligations, totaled $12.3 billion at March 31, 2025, and $12.7 billion at December 31, 2024. Of these amounts, $8.25 billion was reclassified to long-term at both March 31, 2025, and December 31, 2024. At March 31, 2025, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to continually refinance them.
At March 31, 2025, the company had $8.25 billion in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations. The credit facilities allow the company the option to convert outstanding short-term obligations into a term loan for a period of up to one year from the facilities termination date. This supports commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the Secured Overnight Financing Rate (SOFR), or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at March 31, 2025. In addition, the company has an automatic shelf registration statement that expires in November 2027 for an unspecified amount of nonconvertible debt securities issued by Chevron Corporation or CUSA.
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

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$23,168	$96,035
Sales and other operating revenues - related party	9,115	43,562
Total costs and other deductions	24,020	102,116
Total costs and other deductions - related party	7,420	35,454
Net income (loss)	$6,435	$73,119

	At March 31, 2025	At December 31, 2024
	(Millions of dollars) (unaudited)
Current assets	$19,086	$16,918
Current assets - related party	7,104	2,626
Other assets	58,607	57,921
Current liabilities	29,262	30,563
Current liabilities - related party	26,399	22,997
Other liabilities	29,256	23,719
Total net equity (deficit)	$(120)	$186
Common Stock Repurchase Program On January 25, 2023, the Board of Directors authorized the repurchase of the company’s shares of common stock in an aggregate amount of $75 billion (the “2023 Program”). The 2023 Program took effect on April 1, 2023, and does not have a fixed expiration date. In the aggregate, the company has repurchased 195.8 million shares for $30.3 billion under the 2023 Program, including 25.0 million shares repurchased for $3.9 billion in first quarter 2025. Chevron expects share repurchases in the second quarter 2025 to be between $2.5-$3.0 billion.
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
Noncontrolling Interests The company had noncontrolling interests of $836 million at March 31, 2025, and $839 million at December 31, 2024.

Financial Ratios and Metrics

	At March 31, 2025	At December 31, 2024
Current Ratio (1)	1.1	1.1
Debt Ratio	16.6%	13.9%
Net Debt Ratio (2)	14.4%	10.4%
(1) At March 31, 2025, the book value of inventory was lower than replacement cost.
(2) Net Debt Ratio for March 31, 2025 is calculated as short-term debt of $4.1 billion plus long-term debt of $25.6 billion (together, “total debt”) less cash and cash equivalents, time deposits, and marketable securities of $4.6 billion as a percentage of total debt less cash and cash equivalents, time deposits, and marketable securities, plus Chevron Corporation Stockholders’ Equity of $149.2 billion. For the December 31, 2024 calculation, please refer to page 53 of Chevron’s 2024 Annual Report on Form 10-K.

	Three Months Ended March 31
	2025	2024
	(Millions of dollars)
Net cash provided by operating activities	$5,189	$6,828
Less: Capital expenditures	(3,927)	(4,089)
Free Cash Flow	$1,262	$2,739
Pension Obligations Information related to pension plan contributions is included in Note 8 Employee Benefits to the Consolidated Financial Statements.
Capital Expenditures The company’s capital expenditures (capex) primarily includes additions to fixed assets or investments for the company’s consolidated subsidiaries and is disclosed in the Consolidated Statement of Cash Flows. Capex was $3.9 billion in the first three months of 2025, compared with $4.1 billion in the corresponding 2024 period. Lower spend in downstream businesses was partly offset by inorganic investment in power solutions for U.S. data centers.
Affiliate Capital Expenditures The company’s affiliate capital expenditures (affiliate capex) primarily includes additions to fixed assets or investments in the equity affiliate’s financial statements and does not require cash outlays by the company. First quarter 2025 affiliate capex was $135 million lower than first quarter 2024 due to lower spend at TCO.

Capex and Affiliate Capex by Business Segment
	Three Months Ended March 31
	2025	2024
Capex	(Millions of dollars)
United States
Upstream	$2,545	$2,430
Downstream	155	429
All Other	63	72
Total United States	2,763	2,931
International
Upstream	1,123	1,129
Downstream	27	28
All Other	14	1
Total International	1,164	1,158
Capex	$3,927	$4,089
Affiliate Capex
Upstream	$206	$399
Downstream	282	224
Affiliate Capex	$488	$623

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
Indemnification Information related to indemnification is included in Note 12 Other Contingencies and Commitments under the heading “Indemnification.”
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
Acquisition and Disposition of Assets Information related to the company’s acquisition and disposition of assets is included in Note 12 Other Contingencies and Commitments under the headings “Decommissioning Obligations for Previously Sold Assets” and “Other Contingencies.”
Other Contingencies Information related to the company’s other contingencies is included in Note 12 Other Contingencies and Commitments under the heading “Other Contingencies.”
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended March 31, 2025, does not differ materially from that discussed under Item 7A of Chevron’s 2024 Annual Report on Form 10-K.
Item 4.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2025.
(b) Changes in internal control over financial reporting
During the quarter ended March 31, 2025, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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
During the quarter ended March 31, 2025, there were no new such proceedings or material developments that occurred with respect to governmental proceedings previously reported but still unresolved.
Please see information related to other legal proceedings in Note 11 Litigation.
Item 1A.Risk Factors
Some inherent risks could materially impact the company’s results of operations or financial condition. Information about risk factors for the three months ended March 31, 2025, does not differ materially from that set forth under the heading “Risk Factors” on pages 20 through 27 of the company’s 2024 Annual Report on Form 10-K, other than as reflected in the risk factor below.
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
On December 7, 2023, Chevron and Hess each received a request for additional information and documentary materials (Second Request) from the Federal Trade Commission (FTC). Following the FTC review of the transaction, on September 30, 2024, the FTC announced that a majority of the Commission voted to accept a consent agreement among the FTC, Chevron and Hess, resolving the concerns the FTC identified during its review of the transaction. On January 16, 2025, a majority of the FTC voted to finalize the consent order entered on September 30, 2024. Chevron and Hess filed a petition to set aside the consent order on March 27, 2025, which, if granted, would remove the restriction of John Hess serving on Chevron’s Board while maintaining Chevron’s clearance to close the transaction. Chevron and Hess have taken and will continue to take appropriate steps to maintain our ability under the Hart-Scott-Rodino Act of 1976, as amended, to close the merger following satisfactory resolution of the ongoing arbitration proceedings regarding preemptive rights in the Stabroek Block joint operating agreement. Additionally, if any Guyanese governmental body, agency or authority of competent jurisdiction asserts that its approval is required as a result of the consequences of the merger in Guyana on Hess’ assets in Guyana (which has not occurred as of the filing date of this report), approval of such governmental body, agency or authority will become a condition to each party’s obligation to complete the merger.
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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1,2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2023 Program (2) (Billions of dollars)
January 1 - January 31, 2025	6,928,838	$153.93	6,923,332	$47.5
February 1 - February 28, 2025	8,580,331	$155.38	8,471,561	$46.2
March 1 - March 31, 2025	9,578,259	$158.45	9,578,228	$44.7
Total	25,087,428	$156.15	24,973,121
(1) Includes common shares repurchased from participants in the company’s executive compensation plans for personal income tax withholdings.
(2) Refer to “Liquidity and Capital Resources” for additional information regarding the company’s authorized stock repurchase program.

Item 5.Other Information
Rule 10b5-1 Plan Elections
Eimear P. Bonner, Vice President and Chief Financial Officer, entered into a pre-arranged stock trading plan on February 24, 2025. Ms. Bonner’s plan provides for the potential exercise of vested stock options and the associated sale of up to 85,368 shares of Chevron common stock between May 26, 2025 and February 20, 2026.
Alana K. Knowles, Vice President and Controller, entered into a pre-arranged stock trading plan on February 21, 2025. Ms. Knowles’ plan provides for the potential exercise of vested stock options and the associated sale of up to 18,334 shares of Chevron common stock between May 23, 2025 and February 20, 2026.
Mark A. Nelson, Vice Chairman, entered into a pre-arranged stock trading plan on February 18, 2025. Mr. Nelson’s plan provides for the potential exercise of vested stock options and the associated sale of up to 45,800 shares of Chevron common stock between May 20, 2025 and December 31, 2025.
R. Hewitt Pate, Vice President and General Counsel, entered into a pre-arranged stock trading plan on February 24, 2025. Mr. Pate’s plan provides for the potential exercise of vested stock options and the associated sale of up to 306,909 shares of Chevron common stock between May 26, 2025 and February 20, 2026.
These trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and Chevron’s policies regarding transactions in Chevron securities.

Item 6.Exhibits

Exhibit Index
Exhibit Number	Description
4.1
Third Supplemental Indenture, dated as of February 26, 2025, among Chevron U.S.A. Inc., Chevron Corporation, as guarantor, and Deutsche Bank Trust Company Americas, as trustee, filed as Exhibit 4.2 to Chevron Corporation’s Current Report on Form 8-K filed February 26, 2025, and incorporated herein by reference.

4.2
Forms of 4.405% Notes Due 2027, Floating Rate Notes Due 2027, 4.475% Notes Due 2028, Floating Rate Notes Due 2028, 4.687% Notes Due 2030, 4.819% Notes Due 2032, and 4.980% Notes Due 2035, contained in Exhibit 4.2 to Chevron Corporation’s Current Report on Form 8-K filed February 26, 2025, and incorporated herein by reference.

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

CHEVRON CORPORATION (REGISTRANT)

/S/ ALANA K. KNOWLES
Alana K. Knowles, Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: May 8, 2025