Form 10-Q
period 2025-06-30
CHEVRON CORP
filed 2025-08-07
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑

There were 1,727,990,376 shares of the company’s common stock outstanding on June 30, 2025.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2025 and 2024	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2025 and 2024	4
	Consolidated Balance Sheet at June 30, 2025 and December 31, 2024	5
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2025 and 2024	6
	Consolidated Statement of Equity for the Three and Six Months Ended June 30, 2025 and 2024	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 5.	Other Information	45
Item 6.	Exhibits	45
Signature		46

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
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for the company’s products, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries and other producing countries; technological advancements; changes to government policies in the countries in which the company operates; public health crises, such as pandemics and epidemics, and any related government policies and actions; disruptions in the company’s global supply chain, including supply chain constraints and escalation of the cost of goods and services; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic, market and political conditions, including the conflict between Russia and Ukraine, the conflict in the Middle East and the global response to these hostilities; changing refining, marketing and chemicals margins; the company’s ability to realize anticipated cost savings and efficiencies associated with enterprise structural cost reduction initiatives; actions of competitors or regulators; timing of exploration expenses; changes in projected future cash flows; timing of crude oil liftings; uncertainties about the estimated quantities of crude oil, natural gas liquids and natural gas reserves; the competitiveness of alternate-energy sources or product substitutes; pace and scale of the development of large carbon capture and offset markets; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes undertaken or required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures related to greenhouse gas emissions and climate change; the potential liability resulting from pending or future litigation; the company’s ability to successfully integrate the operations of the company and Hess Corporation and achieve the anticipated benefits and projected synergies from the transaction; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, taxes and tax audits, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; higher inflation and related impacts; material reductions in corporate liquidity and access to debt markets; changes to the company’s capital allocation strategies; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 20 through 27 of the company’s 2024 Annual Report on Form 10-K and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$44,375	$49,574	$90,476	$96,154
Income (loss) from equity affiliates	536	1,206	1,356	2,647
Other income (loss)	(89)	401	600	1,096
Total Revenues and Other Income	44,822	51,181	92,432	99,897
Costs and Other Deductions
Purchased crude oil and products	26,858	30,867	55,468	58,608
Operating expenses	6,674	6,614	13,082	13,147
Selling, general and administrative expenses	889	1,048	2,110	2,058
Exploration expenses	252	263	439	392
Depreciation, depletion and amortization	4,344	4,004	8,467	8,095
Taxes other than on income	1,301	1,188	2,556	2,312
Interest and debt expense	274	113	486	231
Other components of net periodic benefit costs	83	48	94	96
Total Costs and Other Deductions	40,675	44,145	82,702	84,939
Income (Loss) Before Income Tax Expense	4,147	7,036	9,730	14,958
Income Tax Expense (Benefit)	1,632	2,593	3,703	4,964
Net Income (Loss)	2,515	4,443	6,027	9,994
Less: Net income (loss) attributable to noncontrolling interests	25	9	37	59
Net Income (Loss) Attributable to Chevron Corporation	$2,490	$4,434	$5,990	$9,935
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$1.45	$2.43	$3.46	$5.42
- Diluted	$1.45	$2.43	$3.45	$5.40
Weighted Average Number of Shares Outstanding (000s)
- Basic	1,719,184	1,825,842	1,731,836	1,834,110
- Diluted	1,724,397	1,833,431	1,737,844	1,841,274

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(Millions of dollars)
Net Income (Loss)	$2,515	$4,443	$6,027	$9,994
Currency translation adjustment	54	(12)	70	(32)
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	13	(3)	18	(9)
Derivatives
Net derivatives gain (loss) on hedge transactions	6	(17)	(17)	(51)
Reclassification to net income	23	34	40	27
Income taxes on derivatives transactions	(6)	(4)	(4)	5
Total	23	13	19	(19)
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	37	62	75	124
Actuarial gain (loss) arising during period	35	—	34	—
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(1)	(3)	(3)	(5)
Prior service (costs) credits arising during period	—	—	—	—
Defined benefit plans sponsored by equity affiliates - benefit (cost)	—	(2)	9	2
Income (taxes) benefit on defined benefit plans	(19)	(14)	(29)	(25)
Total	52	43	86	96
Other Comprehensive Gain (Loss), Net of Tax	142	41	193	36
Comprehensive Income (Loss)	2,657	4,484	6,220	10,030
Comprehensive loss (income) attributable to noncontrolling interests	(25)	(9)	(37)	(59)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$2,632	$4,475	$6,183	$9,971

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At June 30, 2025	At December 31, 2024
	(Millions of dollars)
Assets
Cash and cash equivalents	$4,061	$6,781
Time deposits	5	4
Accounts and notes receivable (less allowance: 2025 - $188; 2024 - $259)	17,663	20,684
Inventories:
Crude oil and products	6,275	6,490
Chemicals	517	502
Materials, supplies and other	2,021	2,082
Total inventories	8,813	9,074
Prepaid expenses and other current assets	4,149	4,368
Total Current Assets	34,691	40,911
Long-term receivables (less allowance: 2025 - $217; 2024 - $352)	914	877
Investments and advances	48,033	47,438
Properties, plant and equipment, at cost	352,035	345,933
Less: Accumulated depreciation, depletion and amortization	204,593	198,134
Properties, plant and equipment, net	147,442	147,799
Deferred charges and other assets	15,144	14,854
Goodwill	4,568	4,578
Assets held for sale	28	481
Total Assets	$250,820	$256,938
Liabilities and Equity
Short-term debt	$6,191	$4,406
Accounts payable	18,609	22,079
Accrued liabilities	8,117	8,486
Federal and other taxes on income	659	1,872
Other taxes payable	1,251	1,715
Total Current Liabilities	34,827	38,558
Long-term debt	23,276	20,135
Deferred credits and other noncurrent obligations	21,893	22,094
Noncurrent deferred income taxes	19,708	19,137
Noncurrent employee benefit plans	3,858	3,857
Total Liabilities*	$103,562	$103,781
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at June 30, 2025 and December 31, 2024)	1,832	1,832
Capital in excess of par value	21,803	21,671
Retained earnings	205,905	205,852
Accumulated other comprehensive losses	(2,567)	(2,760)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (714,686,204 and 673,664,306 shares at June 30, 2025 and December 31, 2024, respectively)	(80,316)	(74,037)
Total Chevron Corporation Stockholders’ Equity	146,417	152,318
Noncontrolling interests	841	839
Total Equity	147,258	153,157
Total Liabilities and Equity	$250,820	$256,938

* Refer to Note 12 Other Contingencies and Commitments.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2025	2024
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$6,027	$9,994
Adjustments
Depreciation, depletion and amortization	8,467	8,095
Dry hole expense	177	209
Distributions more (less) than income from equity affiliates	1,176	(628)
Net before-tax losses (gains) on asset retirements and sales	(299)	(47)
Net foreign currency effects	470	(88)
Deferred income tax provision	509	1,142
Net decrease (increase) in operating working capital	(2,130)	(3,575)
Decrease (increase) in long-term receivables	(10)	19
Net decrease (increase) in other deferred charges	(227)	(559)
Cash contributions to employee pension plans	(444)	(454)
Other	49	(985)
Net Cash Provided by Operating Activities	13,765	13,123
Investing Activities
Acquisition of Hess Corporation common stock	(2,225)	—
Capital expenditures	(7,639)	(8,055)
Proceeds and deposits related to asset sales and returns of investment	990	218
Net sales (purchases) of marketable securities	—	45
Net repayment (borrowing) of loans by equity affiliates	(176)	(118)
Net Cash Used for Investing Activities	(9,050)	(7,910)
Financing Activities
Net borrowings (repayments) of short-term obligations	1,891	3,119
Proceeds from issuances of long-term debt	5,491	303
Repayments of long-term debt and other financing obligations	(2,651)	(1,050)
Cash dividends - common stock	(5,918)	(5,981)
Net contributions from (distributions to) noncontrolling interests	(30)	2
Net sales (purchases) of treasury shares	(6,432)	(5,821)
Net Cash Provided by (Used for) Financing Activities	(7,649)	(9,428)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	47	(95)
Net Change in Cash, Cash Equivalents and Restricted Cash	(2,887)	(4,310)
Cash, Cash Equivalents and Restricted Cash at January 1	8,262	9,275
Cash, Cash Equivalents and Restricted Cash at June 30	$5,375	$4,965

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders’	Controlling	Total
Three Months Ended June 30	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at March 31, 2024	$23,035	$202,514	$(2,965)	$(61,959)	$160,625	$1,031	$161,656
Treasury stock transactions	73	—	—	—	73	—	73
Net income (loss)	—	4,434	—	—	4,434	9	4,443
Cash dividends ($1.63 per share)	—	(2,978)	—	—	(2,978)	(4)	(2,982)
Stock dividends	—	(5)	—	—	(5)	—	(5)
Other comprehensive income	—	—	41	—	41	—	41
Purchases of treasury shares(2)	—	—	—	(3,030)	(3,030)	—	(3,030)
Issuances of treasury shares	(21)	—	—	99	78	—	78
Other changes, net	—	(5)	—	—	(5)	(6)	(11)
Balance at June 30, 2024	$23,087	$203,960	$(2,924)	$(64,890)	$159,233	$1,030	$160,263

Balance at March 31, 2025	$23,311	$206,359	$(2,709)	$(77,717)	$149,244	$836	$150,080
Treasury stock transactions	96	—	—	—	96	—	96
Net income (loss)	—	2,490	—	—	2,490	25	2,515
Cash dividends ($1.71 per share)	—	(2,934)	—	—	(2,934)	(20)	(2,954)
Stock dividends	—	(9)	—	—	(9)	—	(9)
Other comprehensive income	—	—	142	—	142	—	142
Purchases of treasury shares(2)	—	—	—	(2,770)	(2,770)	—	(2,770)
Issuances of treasury shares	(12)	—	—	171	159	—	159
Other changes, net	—	(1)	—	—	(1)	—	(1)
Balance at June 30, 2025	$23,395	$205,905	$(2,567)	$(80,316)	$146,417	$841	$147,258

Six Months Ended June 30
Balance at December 31, 2023	$22,957	$200,025	$(2,960)	$(59,065)	$160,957	$972	$161,929
Treasury stock transactions	165	—	—	—	165	—	165
Net income (loss)	—	9,935	—	—	9,935	59	9,994
Cash dividends ($3.26 per share)	—	(5,981)	—	—	(5,981)	(7)	(5,988)
Stock dividends	—	(11)	—	—	(11)	—	(11)
Other comprehensive income	—	—	36	—	36	—	36
Purchases of treasury shares	—	—	—	(6,036)	(6,036)	—	(6,036)
Issuances of treasury shares	(35)	—	—	211	176	—	176
Other changes, net	—	(8)	—	—	(8)	6	(2)
Balance at June 30, 2024	$23,087	$203,960	$(2,924)	$(64,890)	$159,233	$1,030	$160,263

Balance at December 31, 2024	$23,263	$205,852	$(2,760)	$(74,037)	$152,318	$839	$153,157
Treasury stock transactions	199	—	—	—	199	—	199
Net income (loss)	—	5,990	—	—	5,990	37	6,027
Cash dividends ($3.42 per share)	—	(5,918)	—	—	(5,918)	(35)	(5,953)
Stock dividends	—	(18)	—	—	(18)	—	(18)
Other comprehensive income	—	—	193	—	193	—	193
Purchases of treasury shares(2)	—	—	—	(6,722)	(6,722)	—	(6,722)
Issuances of treasury shares	(67)	—	—	443	376	—	376
Other changes, net	—	(1)	—	—	(1)	—	(1)
Balance at June 30, 2025	$23,395	$205,905	$(2,567)	$(80,316)	$146,417	$841	$147,258

(Number of Shares)	Common Stock - 2025				Common Stock - 2024
Three Months Ended June 30	Issued(3)	Treasury	Outstanding		Issued(3)	Treasury	Outstanding
Balance at March 31	2,442,676,580	(696,282,675)	1,746,393,905		2,442,676,580	(595,667,547)	1,847,009,033
Purchases	—	(18,620,921)	(18,620,921)		—	(19,034,424)	(19,034,424)
Issuances	—	217,392	217,392		—	942,504	942,504
Balance at June 30	2,442,676,580	(714,686,204)	1,727,990,376		2,442,676,580	(613,759,467)	1,828,917,113

Six Months Ended June 30
Balance at December 31	2,442,676,580	(673,664,306)	1,769,012,274		2,442,676,580	(577,028,776)	1,865,647,804
Purchases	—	(43,708,349)	(43,708,349)		—	(38,772,111)	(38,772,111)
Issuances	—	2,686,451	2,686,451		—	2,041,420	2,041,420
Balance at June 30	2,442,676,580	(714,686,204)	1,727,990,376		2,442,676,580	(613,759,467)	1,828,917,113
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General
Basis of Presentation The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and six-month periods ended June 30, 2025, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2024 Annual Report on Form 10-K.
Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the six months ended June 30, 2025 and 2024, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
	(Millions of dollars)
Balance at December 31, 2023	$(192)	$(11)	$5	$(2,762)	$(2,960)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(32)	(9)	(46)	12	(75)
Reclassifications(2) (3)	—	—	27	84	111
Net Other Comprehensive Income (Loss)	(32)	(9)	(19)	96	36
Balance at June 30, 2024	$(224)	$(20)	$(14)	$(2,666)	$(2,924)

Balance at December 31, 2024	$(259)	$(19)	$(14)	$(2,468)	$(2,760)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	70	18	(21)	34	101
Reclassifications(2) (3)	—	—	40	52	92
Net Other Comprehensive Income (Loss)	70	18	19	86	193
Balance at June 30, 2025	$(189)	$(1)	$5	$(2,382)	$(2,567)
(1)All amounts are net of tax.
(2)Refer to Note 14 Financial and Derivative Instruments for reclassified components of cash flow hedging.
(3)Refer to Note 8 Employee Benefits for reclassified components, including amortization of actuarial gains or losses, amortization of prior service costs, and settlement losses, totaling $72 that are included in employee benefit costs for the six months ended June 30, 2025. Related income taxes for the same period, totaling $20, are reflected in “Income Tax Expense (Benefit)” on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Information Relating to the Consolidated Statement of Cash Flows

	Six Months Ended June 30
	2025	2024
	(Millions of dollars)
Distributions more (less) than income from equity affiliates included the following:
Distributions from equity affiliates	$2,532	$2,019
(Income) loss from equity affiliates	(1,356)	(2,647)
Distributions more (less) than income from equity affiliates	$1,176	$(628)
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$3,089	$(928)
Decrease (increase) in inventories	153	(1,865)
Decrease (increase) in prepaid expenses and other current assets	214	44
Increase (decrease) in accounts payable and accrued liabilities	(3,962)	419
Increase (decrease) in income and other taxes payable	(1,624)	(1,245)
Net decrease (increase) in operating working capital	$(2,130)	$(3,575)
Net cash provided by operating activities included the following cash payments:
Interest on debt (net of capitalized interest)	$410	$238
Income taxes	4,136	4,738
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$932	$103
Returns of investment from equity affiliates	58	115
Proceeds and deposits related to asset sales and returns of investment	$990	$218
Net maturities of (investments in) time deposits consisted of the following gross amounts:
Investments in time deposits	$(9)	$—
Maturities of time deposits	9	—
Net maturities of (investments in) time deposits	$—	$—
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$—	$—
Marketable securities sold	—	45
Net sales (purchases) of marketable securities	$—	$45
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$(216)	$(154)
Repayment of loans by equity affiliates	40	36
Net repayment (borrowing) of loans by equity affiliates	$(176)	$(118)
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term debt obligations	$6,779	$—
Repayments of short-term debt obligations	(3,957)	—
Net borrowings (repayments) of short-term debt obligations with three months or less maturity	(931)	3,119
Net borrowings (repayments) of short-term obligations	$1,891	$3,119
Net contributions from (distributions to) noncontrolling interests consisted of the following gross amounts:
Distributions to noncontrolling interests	$(34)	$(7)
Contributions from noncontrolling interests	4	9
Net contributions from (distributions to) noncontrolling interests	$(30)	$2
Net sales (purchases) of treasury shares consisted of the following gross and net amounts:
Shares issued for share-based compensation plans	$229	$158
Shares purchased under share repurchase and executive compensation plans	(6,515)	(5,979)
Share Repurchase excise tax payment	(146)	—
Net sales (purchases) of treasury shares	$(6,432)	$(5,821)

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
The company paid dividends of $1.71 per share of common stock in second quarter 2025. This compares to dividends of $1.63 per share paid in the year-ago corresponding period.
The components of “Capital expenditures” are presented in the following table:

	Six Months Ended June 30
	2025	2024
	(Millions of dollars)
Additions to properties, plant and equipment	$7,377	$7,678
Additions to investments	101	265
Current-year dry hole expenditures	161	$112
Capital expenditures	$7,639	$8,055
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At June 30		At December 31
	2025	2024	2024	2023
	(Millions of dollars)		(Millions of dollars)
Cash and cash equivalents	$4,061	$4,008	$6,781	$8,178
Restricted cash included in “Prepaid expenses and other current assets”	237	145	281	275
Restricted cash included in “Deferred charges and other assets”	1,077	812	1,200	822
Total cash, cash equivalents and restricted cash	$5,375	$4,965	$8,262	$9,275
Additional information related to restricted cash is included in Note 13 Fair Value Measurements under the heading “Restricted Cash.”
Note 4. New Accounting Standards
Income Taxes (Topic 740) Improvements to Income Tax Disclosures In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-09, which becomes effective for fiscal years beginning after December 15, 2024. The standard requires companies to disclose specific categories in the income tax rate reconciliation table and the amount of income taxes paid per major jurisdiction. The company does not expect the standard to have a material effect on its consolidated financial statements and is evaluating disclosure presentation alternatives.
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
Note 5. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Six Months Ended June 30
	2025	2024
	(Millions of dollars)
Sales and other operating revenues	$11,044	$10,108
Costs and other deductions	9,257	5,392
Net income attributable to TCO	$1,320	$3,339
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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Six Months Ended June 30
	2025	2024
	(Millions of dollars)
Sales and other operating revenues	$70,908	$75,590
Costs and other deductions	67,891	72,170
Net income (loss) attributable to CUSA	$2,553	$3,057

	At June 30, 2025	At December 31, 2024
	(Millions of dollars)
Current assets	$18,044	$20,153
Other assets	59,609	58,485
Current liabilities	22,257	25,825
Other liabilities	27,030	21,455
Total CUSA net equity	$28,366	$31,358
Memo: Total debt	$14,397	$8,917

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7. Operating Segments and Geographic Data
Although each subsidiary of Chevron is responsible for its own affairs, Chevron Corporation manages its investments in these subsidiaries and their affiliates. The investments are grouped into two business segments, Upstream and Downstream, representing the company’s “reportable segments” and “operating segments.” Upstream operations consist primarily of exploring for, developing, producing and transporting crude oil and natural gas; liquefaction, transportation and regasification associated with liquified natural gas (LNG); transporting crude oil by major international oil export pipelines; processing, transporting, storage and marketing of natural gas; carbon capture and storage; and a gas-to-liquids plant. Downstream operations consist primarily of refining of crude oil into petroleum products; marketing of crude oil, refined products, and lubricants; manufacturing and marketing of renewable fuels; transporting of crude oil and refined products by pipeline, marine vessel, motor equipment and rail car; and manufacturing and marketing of commodity petrochemicals, plastics for industrial uses, and fuel and lubricant additives. “All Other” activities of the company include worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, and technology activities.
The company’s segments are managed by “segment managers” who report to the “chief operating decision maker” (CODM), which is comprised of the company’s Executive Committee, as referenced under “Item 10. Directors, Executive Officers and Corporate Governance” on page 32 of the company’s 2024 Annual Report on Form 10-K.
The segments represent components of the company that engage in activities from which revenues are earned and expenses are incurred. Each segment has discrete financial information available. The CODM regularly reviews the operating results of these segments to assess their performance and make decisions about resources to be allocated to the segments. The company’s primary country of operation is the United States of America, its country of domicile, while other components of the company’s operations are reported as “International” (outside the United States).
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
Segmented income statements for the three- and six-month periods ended June 30, 2025 and 2024 are presented in the following tables:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Upstream		Downstream		Segment Total	All Other	Total
Three months ended June 30, 2025	U.S.	Int’l.	U.S.	Int’l.
Sales and other operating revenues before elimination	$10,385	$9,182	$18,708	$18,274	$56,549	$149	$56,698
Intersegment revenue elimination	(6,321)	(2,178)	(1,901)	(1,804)	(12,204)	(119)	(12,323)
Sales and Other Operating Revenues	4,064	7,004	16,807	16,470	44,345	30	44,375

Income (loss) from equity affiliates	(13)	438	55	55	535	1	536
Other income (loss)(1)	258	(145)	28	(23)	118	(207)	(89)
Total Revenues and Other Income	4,309	7,297	16,890	16,502	44,998	(176)	44,822

Intersegment product transfers(2)	5,415	782	(6,071)	(134)	(8)	8	—
Less expenses:
Purchased crude oil and products	3,284	2,173	7,787	13,614	26,858	—	26,858
Operating and SG&A expenses	2,082	1,300	2,137	1,506	7,025	621	7,646
Depreciation, depletion and amortization	2,142	1,824	243	75	4,284	60	4,344
Other costs and deductions(3)	362	363	178	619	1,522	305	1,827
Total Costs and Other Deductions	7,870	5,660	10,345	15,814	39,689	986	40,675

Income Tax Expense (Benefit)	431	1,107	70	204	1,812	(180)	1,632
Less: Net income (loss) attributable to non-controlling interests	5	3	—	17	25	—	25
Net Income (Loss) Attributable to Chevron Corporation	$1,418	$1,309	$404	$333	$3,464	$(974)	$2,490
Values have been adjusted for eliminations, unless otherwise specified.
(1) Includes interest income of $63 in “All Other.”
(2) Valuation of product transfers between operating segments.
(3) Includes interest expense of $250 in “All Other.”

	Upstream		Downstream		Segment Total	All Other	Total
Three months ended June 30, 2024	U.S.	Int’l.	U.S.	Int’l.
Sales and other operating revenues before elimination	$11,287	$10,221	$21,482	$20,631	$63,621	$153	$63,774
Intersegment revenue elimination	(7,890)	(3,072)	(2,586)	(532)	(14,080)	(120)	(14,200)
Sales and Other Operating Revenues	3,397	7,149	18,896	20,099	49,541	33	49,574

Income (loss) from equity affiliates	(15)	987	233	—	1,205	1	1,206
Other income (loss)(1)	10	199	98	(11)	296	105	401
Total Revenues and Other Income	3,392	8,335	19,227	20,088	51,042	139	51,181

Intersegment product transfers(2)	6,499	1,405	(7,154)	(822)	(72)	72	—
Less expenses:
Purchased crude oil and products	3,089	1,941	9,092	16,745	30,867	—	30,867
Operating and SG&A expenses	1,815	1,520	2,262	1,515	7,112	598	7,710
Depreciation, depletion and amortization	1,797	1,832	226	76	3,931	73	4,004
Other costs and deductions(3)	397	372	137	508	1,414	150	1,564
Total Costs and Other Deductions	7,098	5,665	11,717	18,844	43,324	821	44,145

Income Tax Expense (Benefit)	625	1,764	76	105	2,570	23	2,593
Less: Net income (loss) attributable to non-controlling interests	7	2	—	—	9	—	9
Net Income (Loss) Attributable to Chevron Corporation	$2,161	$2,309	$280	$317	$5,067	$(633)	$4,434
Values have been adjusted for eliminations, unless otherwise specified.
(1) Includes interest income of $66 in “All Other.”
(2) Valuation of product transfers between operating segments.
(3) Includes interest expense of $103 in “All Other.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Upstream		Downstream		Segment Total	All Other	Total
Six Months Ended June 30, 2025	U.S.	Int'l.	U.S.	Int'l.
Sales and other operating revenues before elimination	$21,900	$19,153	$37,413	$35,540	$114,006	$269	$114,275
Intersegment revenue elimination	(13,433)	(4,131)	(3,789)	(2,226)	(23,579)	(220)	(23,799)
Sales and Other Operating Revenues	8,467	15,022	33,624	33,314	90,427	49	90,476

Income (loss) from equity affiliates	(21)	1,152	205	27	1,363	(7)	1,356
Other income (loss)(1)	284	75	77	(16)	420	180	600
Total Revenues and Other Income	8,730	16,249	33,906	33,325	92,210	222	92,432

Intersegment product transfers(2)	11,876	1,151	(13,049)	(71)	(93)	93	—
Less expenses:
Purchased crude oil and products	7,193	4,975	15,049	28,251	55,468	—	55,468
Operating and SG&A expenses	4,205	2,557	4,392	2,770	13,924	1,362	15,286
Depreciation, depletion and amortization	4,165	3,521	485	149	8,320	147	8,467
Other costs and deductions(3)	748	620	349	1,181	2,898	583	3,481
Total Costs and Other Deductions	16,311	11,673	20,275	32,351	80,610	2,092	82,702

Income Tax Expense (Benefit)	1,009	2,513	75	326	3,923	(220)	3,703
Less: Net income (loss) attributable to non-controlling interests	10	5	—	22	37	—	37
Net Income (Loss) Attributable to Chevron Corporation	$3,276	$3,209	$507	$555	$7,547	$(1,557)	$5,990
Values have been adjusted for eliminations, unless otherwise specified.
(1) Includes interest income of $132 in “All Other.”
(2) Valuation of product transfers between operating segments.
(3) Includes interest expense of $442 in “All Other.”

	Upstream		Downstream		Segment Total	All Other	Total
Six Months Ended June 30, 2024	U.S.	Int’l.	U.S.	Int’l.
Sales and other operating revenues before elimination	$22,454	$21,004	$41,722	$38,722	$123,902	$274	$124,176
Intersegment revenue elimination	(15,479)	(5,997)	(5,293)	(1,039)	(27,808)	(214)	(28,022)
Sales and Other Operating Revenues	6,975	15,007	36,429	37,683	96,094	60	96,154

Income (loss) from equity affiliates	(35)	2,095	495	93	2,648	(1)	2,647
Other income (loss)(1)	73	537	188	12	810	286	1,096
Total Revenues and Other Income	7,013	17,639	37,112	37,788	99,552	345	99,897

Intersegment product transfers(2)	12,922	2,350	(13,845)	(1,475)	(48)	48	—
Less expenses:
Purchased crude oil and products	6,426	3,845	17,100	31,237	58,608	—	58,608
Operating and SG&A expenses	3,566	3,044	4,501	3,043	14,154	1,147	15,301
Depreciation, depletion and amortization	3,632	3,732	444	152	7,960	135	8,095
Other costs and deductions(3)	832	531	285	957	2,605	330	2,935
Total Costs and Other Deductions	14,456	11,152	22,330	35,389	83,327	1,612	84,939

Income Tax Expense (Benefit)	1,229	3,360	204	236	5,029	(65)	4,964
Less: Net income (loss) attributable to non-controlling interests	14	4	—	41	59	—	59
Net Income (Loss) Attributable to Chevron Corporation	$4,236	$5,473	$733	$647	$11,089	$(1,154)	$9,935
Values have been adjusted for eliminations, unless otherwise specified.
(1) Includes interest income of $151 in “All Other.”
(2) Valuation of product transfers between operating segments.
(3) Includes interest expense of $212 in “All Other.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. Segment assets at June 30, 2025, and December 31, 2024, are as follows:

	At June 30, 2025	At December 31, 2024
Segment Assets	(Millions of dollars)
Upstream
United States	$60,473	$60,914
International	118,496	123,343
Goodwill	4,216	4,226
Total Upstream	183,185	188,483
Downstream
United States	34,298	34,253
International	21,541	22,165
Goodwill	352	352
Total Downstream	56,191	56,770
Total Segment Assets	239,376	245,253
All Other
United States	10,331	8,382
International	1,113	3,303
Total All Other	11,444	11,685
Total Assets — United States	105,102	103,549
Total Assets — International	141,150	148,811
Goodwill	4,568	4,578
Total Assets	$250,820	$256,938

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
The components of net periodic benefit costs for 2025 and 2024 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(Millions of dollars)		(Millions of dollars)
Pension Benefits
United States
Service cost	$89	$89	$179	$178
Interest cost	123	116	247	232
Expected return on plan assets	(173)	(149)	(347)	(298)
Amortization of prior service costs (credits)	1	1	2	2
Amortization of actuarial losses (gains)	30	61	60	122
Curtailment losses (gains)	71	—	71	—
Total United States	141	118	212	236
International
Service cost	15	13	29	27
Interest cost	48	48	96	95
Expected return on plan assets	(48)	(47)	(95)	(97)
Amortization of prior service costs (credits)	3	2	6	5
Amortization of actuarial losses (gains)	12	4	24	9
Total International	30	20	60	39
Net Periodic Pension Benefit Costs	$171	$138	$272	$275
Other Benefits*
Service cost	$8	$9	$15	$17
Interest cost	25	25	50	50
Amortization of prior service costs (credits)	(5)	(6)	(11)	(12)
Amortization of actuarial losses (gains)	(5)	(3)	(9)	(7)
Net Periodic Other Benefit Costs	$23	$25	$45	$48
* Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through June 30, 2025, a total of $444 million was contributed to employee pension plans (including $394 million to the U.S. plans). Contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements, and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the first six months of 2025, the company contributed $77 million to its OPEB plans.
Note 9. Assets Held For Sale
At June 30, 2025, the company classified $28 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with downstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2024 and the first six months of 2025 were not material.
Note 10. Income Taxes
The income tax expense decreased $1.0 billion between quarterly periods from $2.6 billion in 2024 to $1.6 billion in 2025. The company’s income before income tax expense decreased $2.9 billion from $7.0 billion in 2024 to $4.1 billion in 2025, primarily due to lower upstream realizations, lower equity affiliate earnings at TCO due to higher depreciation, depletion and amortization, and an unfavorable fair market valuation adjustment for Hess Corporation (Hess) common stock. The company’s effective tax rate increased between quarterly periods from 37 percent in 2024 to 39 percent in 2025. The change in effective tax rate was primarily due to current period unfavorable tax items and mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
The income tax expense decreased $1.3 billion between the six-month periods from $5.0 billion in 2024 to $3.7 billion in 2025. The company’s income before income tax decreased $5.2 billion from $15.0 billion in 2024 to $9.7 billion in 2025, primarily due to lower upstream realizations, lower equity affiliate earnings at TCO due to higher depreciation, depletion and amortization, unfavorable foreign exchange impacts and lower earnings due to asset sales. The company’s effective tax rate increased between six-month periods from 33 percent in 2024 to 38 percent in 2025. The change in effective tax rate was primarily due to current period unfavorable tax items and mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
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

1 The cases are: Municipality of Bayamon et al. v. Exxon Mobil Corp., et al., No. 22-cv-1550 (D.P.R.); City of Annapolis v. BP P.L.C., et al., No. C-02-CV-21-000250 (Md. Cir. Ct.) (dismissed on the merits; Plaintiff’s appeal pending); Anne Arundel County v. BP P.L.C., et al., No. C-02-CV-21-000565 (Md. Cir. Ct.) (dismissed on the merits; Plaintiff’s appeal pending); Mayor and City Council of Baltimore v. BP P.L.C., et al., No. 24-C-18-004219 (Md. Cir. Ct.) (dismissed on the merits; Plaintiff’s appeal pending); People ex rel. Bonta v. Exxon Mobil Corp., et al., No. CGC-23-609134 (Cal. Super. Ct.); Bucks County v. BP P.L.C., et al., No. 2024-01836 (Pa. Ct. Com. Pl.) (dismissed on the merits); City of Charleston v. Brabham Oil Co., et al., No. 2020-CP-10-3975 (S.C. Ct. of Com. Pl.) (dismissed on the merits and for lack of personal jurisdiction; appeal may be filed); District of Columbia v. Exxon Mobil Corp., et al., No. 2020-CA-002892-B (D.C. Super. Ct.); Delaware ex rel. Jennings v. BP America Inc., et al., C.A. No. N20C-09-097 (Del. Super. Ct.) (dismissed on the merits in substantial part; appeal may be filed); City of Hoboken v. Exxon Mobil Corp., et al., No. HUD-L-003179-20 (N.J. Super. Ct.); City and County of Honolulu, et al. v. Sunoco LP, et al., No. 1CCV-20-0000380 (Haw. Cir. Ct.); City of Imperial Beach v. Chevron Corp., et al., No. C17-01227 (Cal. Super. Ct.); King County v. BP P.L.C., et al., No. 18-2-11859-0 (Wash. Super. Ct.) (voluntarily dismissed); Makah Indian Tribe v. Exxon Mobil Corp., et al., No. 23-25216-1-SEA (Wash. Super. Ct.); County of Marin v. Chevron Corp., et al., No. 17-cv-02586 (Cal. Super. Ct.); County of Maui v. Sunoco LP, et al., No. 2CCV-20-0000283 (Haw. Cir. Ct.); County of Multnomah v. Exxon Mobil Corp., et al., No. 23-cv-25164 (Or. Cir. Ct.); Municipality of San Juan, Puerto Rico v. Exxon Mobil Corp., et al., No. 23-cv-01608 (D.P.R.); City of Oakland v. BP P.L.C., et al., No. RG17875889 (Cal. Super. Ct.); Platkin, et al. v. Exxon Mobil Corp., et al., No. MER-L-001797-22 (N.J. Super. Ct.) (dismissed on the merits; Plaintiff’s appeal pending); Estado Libre Asociado de Puerto Rico [Commonwealth of Puerto Rico] v. Exxon Mobil Corp., et al., No. SJ2024CV06512 (Tribunal de Primera Instancia, Estado Libre Asociado de P.R.) [P.R. Ct. of First Instance, Commonwealth of P.R.] (voluntarily dismissed); City of New York v. Chevron Corp., et al., No. 18-cv-00182 (S.D.N.Y.) (dismissed on the merits); Pacific Coast Federation of Fishermen’'Associations, Inc. v. Chevron Corp., et al., No. CGC-18-571285 (Cal. Super. Ct.) (voluntarily dismissed); State of Rhode Island v. Chevron Corp., et al., C.A. No. PC-2018-4716 (R.I. Super. Ct.); City of Richmond v. Chevron Corp., et al., No. C18-00055 (Cal. Super. Ct.); City of San Francisco v. BP P.L.C., et al., No. CGC-17-561370 (Cal. Super. Ct.); County of San Mateo v. Chevron Corp., et al., No. 17-CIV-03222 (Cal. Super. Ct.); City of Santa Cruz v. Chevron Corp., et al., No. 17-CV-03243 (Cal. Super. Ct.); County of Santa Cruz v. Chevron Corp., et al., No. 17-CV-03242 (Cal. Super. Ct.); Shoalwater Bay Indian Tribe v. Exxon Mobil Corp., et al., No. 23-2-25215-2-SEA (Wash. Super. Ct.); City of Chicago v. BP P.L.C., et al., No. 2024CH01024 (Ill. Cir. Ct.); Maine v. BP P.L.C. et al., No. PORSC-CV-24-442 (Me. Super. Ct.); State of Hawaii v. BP P.L.C., et al., 1CCV-25-0000717 (Haw. Cir. Ct.).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Louisiana
Seven coastal parishes and the State of Louisiana have filed lawsuits in Louisiana against numerous oil and gas companies seeking remediation damages for coastal erosion in or near oil fields located within Louisiana’s coastal zone under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA). Chevron entities are defendants in 37 of these cases.2 The lawsuits allege that the defendants’ historical operations were conducted without necessary permits or failed to comply with permits obtained and seek remediation damages and other relief, including the costs of restoring coastal wetlands allegedly impacted by oil field operations. Further such proceedings may be brought by other parties. Most of these cases have been remanded to Louisiana state court. In April 2025, a jury in a Louisiana state court awarded Plaquemines Parish $744.6 million in a trial against Chevron entities. However, the United States Supreme Court subsequently granted a petition for writ of certiorari in a related case and will determine if certain of these cases belong in federal, rather than state, court. A state court judge then continued a hearing on Plaquemines Parish’s motion for entry of judgment on the trial verdict and stayed that case pending a decision by the United States Supreme Court. The company denies this liability and plans to appeal any judgment based on the jury verdict. The jury’s decision was unique to the facts and circumstances of the case and may not be representative of future outcomes for other claims brought against Chevron entities under the SLCRMA. In accordance with guidance on the evaluation of loss contingencies, the company has recorded an accrual of $131 million, which the company believes to be a reasonably estimable loss in light of the available defenses. It is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. However, because of the uncertainties associated with ongoing litigation, we are unable to estimate the range of reasonably possible loss that may be attributable to liabilities, if any, in excess of the amount accrued. While the company believes the jury verdict is not legally or factually supported and intends to appeal and vigorously pursue post-judgment remedies, there can be no assurances that such defense efforts will be successful. To the extent the company is required to pay remediation damages in these cases, it may have a material adverse effect on our financial position and results of operations. Management believes that the claims in these lawsuits lack legal and factual merit and will continue to vigorously defend against such proceedings.

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
Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements The company and its subsidiaries have certain contingent liabilities with respect to long-term unconditional purchase obligations and commitments, including throughput and take-or-pay agreements, some of which may relate to suppliers’ financing arrangements. The agreements typically provide goods and services, such as pipeline and storage capacity, utilities, and petroleum products, to be used or sold in the ordinary course of the company’s business. Total unconditional purchase obligations and commitments increased by approximately $5.0 billion in the second quarter, as the company finalized two 20-year U.S. Gulf Coast LNG take-or-pay export agreements that commence in 2028. The total balance at the end of second quarter 2025 is $21.4 billion, up from $16.0 billion at year-end 2024.
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
Decommissioning Obligations for Previously Divested Assets Some assets are divested along with their related liabilities, such as decommissioning obligations. In certain instances, such transferred obligations have returned and may continue to return to the company. To the extent the current owners of the company’s previously divested assets default on their decommissioning obligations, regulators may require that Chevron assume such obligations. The nature and amount of the loss is disclosed when it is reasonably possible that the loss could be material. The company accrues a liability when management determines the obligation to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

both probable and reasonably estimable. The company could have additional significant obligations revert, primarily in the United States, but is not currently aware of any such obligations that are reasonably possible to be material. The liability balance at the end of second quarter 2025 is $2.3 billion.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value hierarchy for assets and liabilities measured at fair value at June 30, 2025, and December 31, 2024, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At June 30, 2025				At December 31, 2024
	(Millions of dollars)
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivatives - not designated	$194	$172	$22	$—	$137	$127	$10	$—
Derivatives - designated	6	6	—	—	—	—	—	—
Total Assets at Fair Value	$200	$178	$22	$—	$137	$127	$10	$—
Derivatives - not designated	257	180	77	—	136	47	89	—
Derivatives - designated	—	—	—	—	17	17	—	—
Total Liabilities at Fair Value	$257	$180	$77	$—	$153	$64	$89	$—
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
Assets and liabilities carried at fair value at June 30, 2025, and December 31, 2024, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $4.1 billion and $6.8 billion at June 30, 2025, and December 31, 2024, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at June 30, 2025.
Restricted Cash had a carrying/fair value of $1.3 billion and $1.5 billion at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, restricted cash is classified as Level 1 and includes primarily restricted funds related to certain upstream decommissioning activities, a tax-deferred transaction and financing programs that are reported in “Prepaid expenses and other current assets” and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Investments in Hess Common Stock are classified as Level 1, had a fair value of $2.1 billion at June 30, 2025, and are reflected in the “Investments and advances” line on the Consolidated Balance Sheet. During second quarter 2025 and for the six months ended June 30, 2025, the company recognized a fair value loss of $327 million and $95 million, respectively, in “Other income (loss)” on the Consolidated Statement of Income. The fair value of the Hess stock was $2.3 billion at the close of market on July 17, 2025, the day before Chevron completed the acquisition of Hess, and the company will recognize a gain of $160 million on the investment in the third quarter. In the aggregate, the company will recognize a gain of $65 million on this investment in 2025.
Long-Term Debt excluding amounts reclassified from short-term debt and finance lease obligations had a net carrying value of $14.0 billion and $10.8 billion at June 30, 2025, and December 31, 2024, respectively. Long-term debt primarily includes corporate issued bonds. The fair value of these obligations was $13.3 billion and $9.8 billion at June 30, 2025, and December 31, 2024, respectively. At June 30, 2025, the fair value of these obligations classified as Level 1 is $12.8 billion and Level 2 is $495 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at June 30, 2025, and December 31, 2024, were not material.
Properties, plant and equipment The company did not have any individually material impairments of long- lived assets measured at fair value on a nonrecurring basis to report in second quarter 2025.
Investments and advances The company did not have any individually material impairments of investments and advances measured at fair value on a nonrecurring basis to report in second quarter 2025.
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
Derivative instruments measured at fair value at June 30, 2025, and December 31, 2024, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives
Type of		At June 30, 2025	At December 31, 2024
Contract	Balance Sheet Classification	(Millions of dollars)
Commodity	Accounts and notes receivable, net	$151	$122
Commodity	Long-term receivables, net	49	15
Total Assets at Fair Value		$200	$137
Commodity	Accounts payable	$242	$127
Commodity	Deferred credits and other noncurrent obligations	15	26
Total Liabilities at Fair Value		$257	$153

Consolidated Statement of Income: The Effect of Derivatives
		Gain / (Loss) Three Months Ended June 30		Gain / (Loss) Six Months Ended June 30
Type of		2025	2024	2025	2024
Contract	Statement of Income Classification	(Millions of dollars)
Commodity	Sales and other operating revenues	$86	$(82)	$(58)	$(240)
Commodity	Purchased crude oil and products	(19)	25	(63)	(39)
Commodity	Other income (loss)	(1)	8	(7)	21
Total		$66	$(49)	$(128)	$(258)
The amount reclassified from AOCL to “Sales and other operating revenues” from designated hedges for the first six months of 2025 was a loss of $40 million compared with a loss of $27 million in the same period of the prior year. At June 30, 2025, before-tax deferred gains in AOCL related to outstanding crude oil price hedging contracts were $6 million, of which all is expected to be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at June 30, 2025, and December 31, 2024.

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount

At June 30, 2025	(Millions of dollars)
Derivative Assets - not designated	$3,650	$3,456	$194	$13	$181
Derivative Assets - designated	$18	$12	$6	$—	$6
Derivative Liabilities - not designated	$3,713	$3,456	$257	$16	$241
Derivative Liabilities - designated	$12	$12	$—	$—	$—
At December 31, 2024
Derivative Assets - not designated	$1,895	$1,758	$137	$3	$134
Derivative Assets - designated	$—	$—	$—	$—	$—
Derivative Liabilities - not designated	$1,894	$1,758	$136	$2	$134
Derivative Liabilities - designated	$17	$—	$17	$—	$17
Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for “a right of offset.”
Note 15. Revenue
“Sales and other operating revenues” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $11.8 billion and $14.2 billion at June 30, 2025, and December 31, 2024, respectively. Other items included in “Accounts and notes receivable” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements, and product exchanges, which are accounted for outside the scope of Accounting Standard Codification (ASC) 606.
Note 16. Financial Instruments - Credit Losses
Chevron’s expected credit loss allowance balance was $405 million and $611 million at June 30, 2025, and December 31, 2024, respectively, with a majority of the allowance relating to non-trade receivable balances.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $15.7 billion at June 30, 2025, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring prepayments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days.
Chevron’s non-trade receivable balance was $3.3 billion at June 30, 2025, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid per contract terms or are not yet due are subject to the statistical analysis described above, while past due balances are subject to additional qualitative management quarterly review. This management review includes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk.
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
Note 18. Acquisition of Hess Corporation
On July 18, 2025, the company completed the acquisition of Hess Corporation (Hess), an independent oil and gas exploration and production company. Hess’s principal upstream operations are in the United States, Guyana and Malaysia. Hess’s operations also include an ownership interest in Hess Midstream LP, with operations primarily in the Bakken shale in the Williston Basin area of North Dakota.
The aggregate purchase price of Hess was approximately $48 billion, including 15.38 million shares of Hess common stock purchased in open market transactions in the first quarter of 2025 and 301.25 million shares of Chevron common stock issued as closing consideration in July. As part of the transaction, the company assumed debt with an aggregate outstanding principal value of $8.8 billion. The shares issued represented approximately 15 percent of the shares of Chevron common stock outstanding immediately after the transaction closed on July 18, 2025.
The acquisition will be accounted for as a business combination under ASC 805, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair value. Provisional fair value measurement will be made in the third quarter 2025 for acquired assets and assumed liabilities, and adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date as information necessary to complete the analysis is obtained.
See Item 1A. Risk Factors for a discussion of risks related to the Hess acquisition.
Note 19. Restructuring and Reorganization Costs
The following table summarizes the accrued severance liability on the Consolidated Balance Sheet, which is expected to be substantially settled by the end of 2026.

Amounts Before Tax
(Millions of dollars)
Balance at January 1, 2025	$990
Accruals/Adjustments	7
Payments	(64)
Balance at June 30, 2025	$933

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter 2025 Compared with Second Quarter 2024
Key Financial Results

Earnings by Business Segment
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$1,418	$2,161	$3,276	$4,236
International	1,309	2,309	3,209	5,473
Total Upstream	2,727	4,470	6,485	9,709
Downstream
United States	404	280	507	733
International	333	317	555	647
Total Downstream	737	597	1,062	1,380
Total Segment Earnings	3,464	5,067	7,547	11,089
All Other	(974)	(633)	(1,557)	(1,154)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$2,490	$4,434	$5,990	$9,935

(1) Includes foreign currency effects.	$(348)	$(243)	$(486)	$(158)
(2) Income (loss) net of tax; also referred to as “earnings” in the discussions that follow.

Net income attributable to Chevron Corporation for second quarter 2025 was $2.5 billion ($1.45 per share — diluted), compared with $4.4 billion ($2.43 per share — diluted) in second quarter 2024. The net income attributable to Chevron Corporation for the first six months of 2025 was $6.0 billion ($3.45 per share —diluted), compared with $9.9 billion ($5.40 per share — diluted) in the first six months of 2024.
Upstream earnings in second quarter 2025 were $2.7 billion compared with $4.5 billion in the corresponding 2024 period. The decrease was mainly due to lower liquids realizations and lower affiliate earnings at TCO. Earnings for the first six months of 2025 were $6.5 billion compared with $9.7 billion a year earlier. The decrease was mainly due to lower liquids realizations, lower affiliate earnings at TCO, lower sales volumes, an unfavorable swing in tax effects and unfavorable foreign currency effects.
Downstream earnings in second quarter 2025 were $737 million compared with $597 million in the corresponding 2024 period. The increase was mainly due to higher margins on refined product sales and lower operating expenses, partly offset by lower earnings from the 50 percent-owned Chevron Phillips Chemical Company and unfavorable foreign currency effects. Earnings for the first six months of 2025 were $1.1 billion compared with $1.4 billion a year earlier. The decrease was mainly due to lower earnings from the 50 percent-owned Chevron Phillips Chemical Company and unfavorable foreign currency effects, partly offset by lower operating expenses.
Refer to “Results of Operations” for additional discussion of results by business segment and “All Other” activities for the second quarter and first six months of 2025 versus the same period in 2024.

Business Environment and Outlook
Chevron Corporation3 is a global energy company with direct and indirect subsidiaries and affiliates that conduct substantial business activities in the following countries: Angola, Argentina, Australia, Bangladesh, Brazil, Canada, China, Egypt, Equatorial Guinea, Guyana, Israel, Kazakhstan, Mexico, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait, the Philippines, Singapore, South Korea, Thailand, the United Kingdom, the United States, and Venezuela.
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
Several years ago, the Organization for Economic Co-operation and Development (OECD) issued model rules for a new 15 percent global minimum tax (Pillar Two), and various jurisdictions in which the company operates enacted or are in the process of enacting Pillar Two legislation. Enacted Pillar Two legislation did not have a material impact on our results of operations, and we do not expect it to have a material impact going forward.
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (the “OBBBA”), which made significant changes to U.S. tax law. We are continuing to evaluate the impact that the OBBBA may have on the company’s future results of operations.

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
Trends in the costs of goods and services vary by spend category. Chevron has applied inflation mitigation strategies to temper cost increases, including fixed price and index-based contracts. Lead times for key capital equipment remain long due to strong demand levels. Chevron has addressed equipment cost increases and long lead times by partnering with suppliers on demand planning, volume commitments, standardization, and scope optimization. The offshore market remains competitive for vessels and subsea equipment. In the United States, cost pressures for materials and standard onshore drilling and completion equipment continue to ease.
In 2025, the U.S. announced the imposition of various changing tariffs on imports from our trade partners. The tariff impact in 2025 is currently estimated at less than one percent of the company’s third party spend and is not expected to be material to the company’s financial results. The company continues to work with partners across its supply chain to identify alternative sourcing options and mitigate the impact of the tariffs. However, there is significant uncertainty as to the duration and magnitude of these and any future tariffs that may be imposed and, accordingly, as to the resultant impacts these tariffs could have on the company and its suppliers and the company’s future results of operations.
Acquisition and Disposition of Assets The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value and to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. The company is targeting $10-15 billion of asset sales over the five-year period ending in 2028. Asset dispositions and restructurings may result in significant gains or losses in future periods. In addition, some assets are sold along with their related liabilities, such as abandonment and decommissioning obligations. In certain instances, such transferred obligations have reverted, and may in the future revert, to the company and result in losses that could be significant. The company has historically recognized losses and could have additional significant obligations revert, primarily in the United States, but is not currently aware of any such obligations that are reasonably possible to be material. Refer to Note 12 Other Contingencies and Commitments for additional information.
In October 2023, the company announced that it had entered into a definitive merger agreement with Hess. During first quarter 2025, the company purchased approximately 5 percent of the outstanding shares of Hess in open market transactions. The company then acquired the remaining outstanding shares of Hess on July 18, 2025. The company expects the acquisition to have favorable impacts on its future production and free cash flow. In addition, the company anticipates recognizing transaction-related costs, including employee severance and advisor fees, in third quarter 2025. Refer to Note 18 Acquisition of Hess Corporation for additional information.
Other Impacts The company closely monitors developments in the financial and credit markets, the level of worldwide economic activity, and the implications for the company of movements in commodity prices and downstream margins. Management takes these developments into account in the conduct of daily operations and for business planning.
The company has announced plans to achieve $2-3 billion in structural cost reductions by the end of 2026. These cost savings will largely come from optimizing the portfolio, leveraging technology to enhance productivity, and changing how and where work is performed, including expanded use of global capability centers. In relation to these efforts, the company recognized a restructuring charge in fourth quarter 2024, and could incur additional charges in future periods.

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
Chevron has interests in Venezuelan assets operated by independent affiliates. Chevron has been conducting limited activities in Venezuela consistent with the authorization provided pursuant to licenses issued by the United States government. The financial results for Chevron’s business in Venezuela have been recorded as non-equity investments since 2020, where income is only recognized when cash is received, and production and reserves are not included in the company’s results. Crude oil liftings in Venezuela started in first quarter 2023, which positively impacted the company’s results. Between March 4, 2025, and July 21, 2025, Chevron activities were restricted under applicable general licenses. As of July 21, 2025, Chevron is maintaining its presence in Venezuela consistent with the U.S. government sanctions policy, and pursuant to this policy, expects to deliver a limited amount of crude oil to the U.S. from these affiliates in the third quarter.
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
Chevron holds a 39.7 percent interest in the Leviathan field and a 25 percent interest in the Tamar field in Israel. The conflict between Israel and various regional adversaries has not significantly impacted the company’s operations, with the company continuing to maintain safe and reliable operations while meeting its contractual commitments. The company continues to monitor the potential for further conflict in the region, and any future impacts on the company’s results of operations and financial condition remain uncertain.

Sources: Platts (crude) & Energy Intelligence (natural gas)

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $72 per barrel for the first six months of 2025, compared with $84 per barrel during the first six months of 2024, and ended July at about $73 per barrel. For every dollar change in Brent crude oil prices, the company’s annual after-tax earnings and cash flow sensitivity is approximately $450 million. The WTI price averaged $68 per barrel for the first six months of 2025, compared to $79 per barrel in the first six months of 2024, and ended July at about $69 per barrel.
The U.S. Henry Hub natural gas price averaged $3.71 per thousand cubic feet (MCF) for the first six months of 2025, compared with $2.24 per MCF during the first six months of 2024, and ended July at about $2.98 per MCF. See page 39 for the company’s U.S. and international average realizations for the first six months of 2025 and the same period last year.
Crude oil pricing was volatile during second quarter 2025 due to increased geopolitical tensions; however, prices eased relative to the first quarter as a result of a series of announcements by OPEC+ conveying their intent to unwind voluntary production cuts, while non-OPEC+ production continued to grow.
In contrast to price movements in the global market for crude oil, prices for natural gas are more impacted by regional supply and demand and infrastructure conditions in local markets. In the United States, mild spring weather and strong production drove the U.S. natural gas storage levels above the five-year average during second quarter 2025, leading to lower U.S. Henry Hub prices relative to first quarter 2025.
Outside the United States, prices for natural gas also depend on a wide range of supply, demand and regulatory circumstances. The company’s long-term contract prices for liquified natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG assets is committed under binding long-term contracts, with some sold in the Asian spot LNG market.
Production The company’s worldwide net oil-equivalent production in the first six months of 2025 averaged 3.37 million barrels per day, up 2 percent from a year ago as growth in the Permian Basin, TCO, and the Gulf of America was partly offset by the impacts of asset sales. About 23 percent of the company’s net oil-equivalent production in the first six months of 2025 occurred in the OPEC+ member countries of Equatorial Guinea, Kazakhstan, Nigeria, and the Partitioned Zone between Saudi Arabia and Kuwait.
Refer to the “Results of Operations” section on page 33 for additional discussion of the company’s upstream business.
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
Refer to the “Results of Operations” section beginning on page 34 for additional discussion of the company’s downstream operations.
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

Noteworthy Developments
Certain noteworthy developments in recent months included the following:
•Brazil - Winning bidder on 9 blocks in auction for offshore exploration licenses.
•Egypt - Winning bidder on 2 blocks in auction for offshore exploration licenses.
•United States - Started production from the Geismar renewable diesel plant in Louisiana, after increasing plant capacity from 7,000 to 22,000 barrels per day.
•United States - Entered U.S. lithium sector by acquiring approximately 125,000 net acres in the Smackover Formation in Northeast Texas and Southwest Arkansas for direct lithium extraction.
•United States - Entered long-term contracts to purchase LNG, bringing Chevron’s total U.S. Gulf Coast LNG offtake capacity to 7 million tonnes per year, further strengthening the company’s global gas and LNG value chain.
•United States - Completed the acquisition of Hess in July after a favorable arbitration outcome related to Hess’s offshore Guyana asset.

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
Upstream

		Three Months Ended June 30		Six Months Ended June 30
	Unit (1)	2025	2024	2025	2024
U.S. Upstream
Earnings	$MM	$1,418	$2,161	$3,276	$4,236
Net Oil-Equivalent Production	MBOED	1,695	1,572	1,666	1,573
Liquids Production	MBD	1,218	1,132	1,189	1,131
Natural Gas Production	MMCFD	2,864	2,643	2,861	2,650
Liquids Realization	$/BBL	$47.77	$59.85	$51.40	$58.61
Natural Gas Realization	$/MCF	$1.75	$0.76	$2.12	$1.00
(1) MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.
Three Month Periods Ended June 30, 2025 and 2024
U.S. upstream earnings decreased by $743 million primarily due to lower liquids realizations of $1.0 billion, higher depreciation, depletion and amortization of $260 million and higher operating expenses of $190 million, partly offset by higher sales volumes of $380 million, higher natural gas realizations of $180 million, and a $115 million gain on the sale of certain non-operated U.S. pipeline assets.
Net oil-equivalent production was up 123,000 barrels per day, or 8 percent. The increase was primarily due to higher production in the Permian Basin and Gulf of America, partly offset by lower production in the Rockies.
Six Month Periods Ended June 30, 2025 and 2024
U.S. upstream earnings decreased by $960 million primarily due to lower liquids realizations of $1.2 billion, higher operating expenses of $470 million, including a legal reserve, and higher depreciation, depletion and amortization of $400 million, partly offset by higher sales volumes of $440 million, higher natural gas realizations of $430 million, and a $115 million gain on the sale of certain non-operated U.S. pipeline assets.
Net oil-equivalent production was up 93,000 barrels per day, or 6 percent. The increase was primarily due to higher production in the Permian Basin and Gulf of America, partly offset by lower production in the Rockies.

		Three Months Ended June 30		Six Months Ended June 30
	Unit (2)	2025	2024	2025	2024
International Upstream
Earnings (1)	$MM	$1,309	$2,309	$3,209	$5,473
Net Oil-Equivalent Production	MBOED	1,701	1,720	1,708	1,746
Liquids Production	MBD	850	823	836	831
Natural Gas Production	MMCFD	5,099	5,378	5,235	5,494
Liquids Realization	$/BBL	$58.88	$74.92	$63.12	$73.73
Natural Gas Realization	$/MCF	$7.20	$6.86	$7.16	$7.06
(1) Includes foreign currency effects	$MM	$(236)	$(237)	$(372)	$(215)
(2) MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.
Three Month Periods Ended June 30, 2025 and 2024

International upstream earnings decreased by $1.0 billion primarily due to lower affiliate earnings at TCO of $550 million, largely due to higher depreciation, depletion and amortization and lower realizations, partly offset by higher sales volumes, following Future Growth Project (FGP) start-up. Lower liftings of $320 million following asset sales and lower liquids realizations of $250 million also reduced earnings, which were partly offset by lower operating expenses of $130 million, mainly from asset sales.
Net oil-equivalent production was down 19,000 barrels per day, or 1 percent. The decrease was primarily due to asset sales in Canada and Republic of Congo, partly offset by higher production in Kazakhstan as FGP at TCO reached name-plate capacity.
Six Month Periods Ended June 30, 2025 and 2024
International upstream earnings decreased by $2.3 billion primarily due to lower affiliate earnings at TCO of $910 million, largely due to higher depreciation, depletion and amortization and lower realizations, partly offset by higher sales volumes, following Future Growth Project (FGP) start-up. Lower liftings of $830 million following asset sales and lower liquids realizations of $550 million also reduced earnings. Foreign currency effects had an unfavorable impact on earnings of $157 million between periods.
Net oil-equivalent production was down 38,000 barrels per day, or 2 percent. The decrease was primarily due to asset sales in Canada and Republic of Congo, partly offset by higher production in Kazakhstan as FGP at TCO reached name-plate capacity.
Downstream

		Three Months Ended June 30		Six Months Ended June 30
	Unit *	2025	2024	2025	2024
U.S. Downstream
Earnings	$MM	$404	$280	$507	$733
Refinery Crude Unit Inputs	MBD	1,051	900	1,034	889
Refined Product Sales	MBD	1,381	1,327	1,337	1,288
* MBD — thousands of barrels per day.
Three Month Periods Ended June 30, 2025 and 2024
U.S. downstream earnings increased by $124 million primarily due to higher margins on refined product sales of $140 million and lower operating expenses of $100 million, partly offset by lower earnings from the 50 percent-owned Chevron Phillips Chemical Company (CPChem) of $150 million.
Refinery crude unit inputs were up 151,000 barrels per day, or 17 percent, primarily due to improved operational availability at the El Segundo, California refinery, the absence of the prior year turnaround at the Pascagoula, Mississippi refinery, and increased capacity at the Pasadena, Texas refinery upon completion of the Light Tight Oil project.
Refined product sales were up 54,000 barrels per day, or 4 percent compared to the year-ago period primarily due to higher demand for jet fuel and gasoline.
Six Month Periods Ended June 30, 2025 and 2024
U.S. downstream earnings decreased by $226 million primarily due to lower earnings from CPChem of $220 million and lower margins on refined product sales of $110 million, partly offset by lower operating expenses of $100 million.
Refinery crude unit inputs were up 145,000 barrels per day, or 16 percent, primarily due to improved operational availability at the El Segundo, California refinery, the absence of the prior year turnaround at the Pascagoula, Mississippi refinery, and increased capacity at the Pasadena, Texas refinery upon completion of the Light Tight Oil project.
Refined product sales were up 49,000 barrels per day, or 4 percent compared to the year-ago period primarily due to higher demand for gasoline and jet fuel.

		Three Months Ended June 30		Six Months Ended June 30
	Unit (2)	2025	2024	2025	2024
International Downstream
Earnings (1)	$MM	$333	$317	$555	$647
Refinery Crude Unit Inputs	MBD	661	650	640	651
Refined Product Sales	MBD	1,473	1,485	1,436	1,457
(1) Includes foreign currency effects	$MM	$(102)	$(1)	$(99)	$55
(2) MBD — thousands of barrels per day.
Three Month Periods Ended June 30, 2025 and 2024
International downstream earnings increased by $16 million primarily due to higher margins on refined product sales of $190 million, partly offset by unfavorable tax impacts of $70 million. Foreign currency effects had an unfavorable impact on earnings of $101 million between periods.
Refinery crude unit inputs were up 11,000 barrels per day, or 2 percent, from the year-ago period.
Refined product sales were down 12,000 barrels per day, or 1 percent, from the year-ago period.
Six Month Periods Ended June 30, 2025 and 2024
International downstream earnings decreased by $92 million primarily due to unfavorable foreign currency effects of $154 million and unfavorable tax impacts of $70 million, partly offset by higher margins on refined product sales of $130 million.
Refinery crude unit inputs were down 11,000 barrels per day, or 2 percent.
Refined product sales were down 21,000 barrels per day, or 1 percent.
All Other

		Three Months Ended June 30		Six Months Ended June 30
	Unit	2025	2024	2025	2024
All Other
Earnings/(Charges)*	$MM	$(974)	$(633)	$(1,557)	$(1,154)

* Includes foreign currency effects		$(10)	$(5)	$(15)	$2
Three Month Periods Ended June 30, 2025 and 2024
Net charges increased by $341 million primarily due to an unfavorable fair market valuation adjustment for Hess shares, higher interest expense and pension curtailment costs, partly offset by the absence of prior year unfavorable tax effects.
Six Month Periods Ended June 30, 2025 and 2024
Net charges increased by $403 million primarily due to higher interest expense and an unfavorable fair market valuation adjustment for Hess shares, partly offset by the absence of prior year unfavorable tax effects.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(Millions of dollars)
Sales and other operating revenues	$44,375	$49,574	$90,476	$96,154
Sales and other operating revenues for second quarter 2025 decreased mainly due to lower refined product and crude oil prices and lower crude oil sales volumes, partially offset by higher natural gas prices and higher refined product and natural gas sales volumes. Sales and other operating revenues for the six-month period decreased mainly due to lower refined product and crude oil prices, partially offset by higher natural gas prices and higher refined product sales volumes.

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(Millions of dollars)
Income from equity affiliates	$536	$1,206	$1,356	$2,647
Income from equity affiliates in second quarter and for the six-month period 2025 decreased mainly due to lower upstream-related earnings from TCO in Kazakhstan as higher liftings from the FGP project were more than offset by higher depreciation, depletion and amortization and lower realizations, and lower downstream-related earnings from CPChem primarily due to lower chemicals margins.

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(Millions of dollars)
Other income (loss)	$(89)	$401	$600	$1,096
Other income (loss) for second quarter and for the six-month period 2025 decreased primarily due to an unfavorable swing in foreign currency effects, an unfavorable fair value adjustment for the investment in Hess common stock, and lower income from Venezuela, partially offset by higher income from the sale of non-operated U.S. pipeline assets.

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(Millions of dollars)
Purchased crude oil and products	$26,858	$30,867	$55,468	$58,608
Purchased crude oil and products decreased for second quarter 2025 primarily due to lower crude oil and refined product prices and lower refined product volume, partially offset by higher crude oil volume. Purchased crude oil and products decreased for the six-month period primarily due to lower crude oil and refined product prices and lower refined product volume, partially offset by higher natural gas prices and higher crude oil volume.

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(Millions of dollars)
Operating, selling, general and administrative expenses	$7,563	$7,662	$15,192	$15,205
Operating, selling, general and administrative expenses in second quarter 2025 decreased slightly primarily due to lower expenses mainly from asset sales and lower materials and supplies expenses, partially offset by higher legal and casualty loss expenses. Operating, selling, general and administrative expenses for the six-month period slightly decreased, primarily driven by lower expenses due to asset sales and lower transportation and materials and supplies costs, partially offset by higher legal reserves.

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(Millions of dollars)
Exploration expenses	$252	$263	$439	$392
Exploration expenses for second quarter 2025 decreased primarily due to lower dry hole expenses. Exploration expenses for the six-month period increased mainly driven by higher geological and geophysical engineering costs.

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(Millions of dollars)
Depreciation, depletion and amortization	$4,344	$4,004	$8,467	$8,095
Depreciation, depletion and amortization expenses for second quarter and for the six-month period 2025 increased primarily due to higher rates and higher production.

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(Millions of dollars)
Taxes other than on income	$1,301	$1,188	$2,556	$2,312
Taxes other than on income for second quarter and for the six-month period 2025 increased primarily due to higher excise taxes related to downstream activities.

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(Millions of dollars)
Interest and debt expense	$274	$113	$486	$231
Interest and debt expenses for second quarter and for the six-month period 2025 increased mainly due to higher debt balance compared to last year.

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(Millions of dollars)
Other components of net periodic benefit costs	$83	$48	$94	$96
Other components of net periodic benefit costs for second quarter for the six-month period 2025 were higher mainly due to higher pension curtailment charges.

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(Millions of dollars)
Income tax expense/(benefit)	$1,632	$2,593	$3,703	$4,964
The company’s decrease in income tax expense for second quarter 2025 of $1.0 billion was primarily due to the decrease in total income before tax of $2.9 billion.
U.S. income before tax decreased from $2.5 billion in second quarter 2024 to $1.1 billion in second quarter 2025. This $1.4 billion decrease in income was primarily driven by lower upstream realizations, higher upstream depreciation, depletion and amortization and lower downstream equity affiliate income, partially offset by higher upstream sales volumes. The decrease in income had a direct impact on the company’s U.S. income tax, resulting in a decrease in income tax expense of $388 million between year-over-year periods, from $688 million in 2024 to $300 million in 2025.
International income before tax decreased from $4.6 billion in second quarter 2024 to $3.0 billion in second quarter 2025. This $1.5 billion decrease in income was primarily driven by lower upstream equity affiliate income, asset sale impacts, lower upstream realizations and unfavorable foreign exchange impacts, partially offset by higher downstream margins. The decrease in income had a direct impact on the company’s international income tax, resulting in a decrease in income tax expense of $573 million between year-over-year periods, from $1.9 billion in 2024 to $1.3 billion in 2025.
The company’s decrease in income tax expense for the first six months of 2025 of $1.3 billion was primarily due to the decrease in the total income before tax of $5.2 billion.
U.S. income before tax decreased between the six-month periods, from $5.1 billion in 2024 to $3.0 billion in 2025. This $2.1 billion decrease in income was primarily driven by lower upstream realizations, higher upstream depreciation, depletion and amortization, higher operating expenses, lower downstream equity affiliate income and lower downstream margins, partially offset by higher upstream sales volumes. The decrease in income had a direct impact on the company’s U.S. income tax, resulting in a decrease in income tax expense of $511 million between the six-month periods, from $1.3 billion in 2024 to $801 million in 2025.
International income before tax decreased between the six-month periods, from $9.9 billion in 2024 to $6.7 billion in 2025. This $3.1 billion decrease in income was primarily driven by lower upstream equity affiliate income, asset sale impacts, lower upstream realizations and unfavorable foreign exchange impacts, partially offset by higher downstream margins. The decrease in income had a direct impact on the company’s international income tax, resulting in a decrease in income tax expense of $750 million between year-over-year periods, from $3.7 billion in 2024 to $2.9 billion in 2025.
Additional information related to the company’s effective income tax rate is included in Note 10 Income Taxes to the Consolidated Financial Statements.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
		Three Months Ended June 30		Six Months Ended June 30
	Unit	2025	2024	2025	2024
U.S. Upstream
Net crude oil and natural gas liquids production	MBD	1,218	1,132	1,189	1,131
Net natural gas production(3)	MMCFD	2,864	2,643	2,861	2,650
Net oil-equivalent production	MBOED	1,695	1,572	1,666	1,573
Sales of natural gas	MMCFD	5,594	5,242	5,506	5,189
Sales of natural gas liquids	MBD	514	458	511	450
Revenue from net production
Crude	$/BBL	$61.49	$78.90	$65.52	$76.44
NGLs	$/BBL	$18.39	$19.30	$20.75	$19.87
Liquids (weighted average of Crude and NGLs)	$/BBL	$47.77	$59.85	$51.40	$58.61
Natural gas	$/MCF	$1.75	$0.76	$2.12	$1.00
International Upstream
Net crude oil and natural gas liquids production(4)	MBD	850	823	836	831
Net natural gas production(3)	MMCFD	5,099	5,378	5,235	5,494
Net oil-equivalent production(4)	MBOED	1,701	1,720	1,708	1,746
Sales of natural gas	MMCFD	5,507	5,389	5,443	5,580
Sales of natural gas liquids	MBD	110	130	122	124
Revenue from liftings
Crude	$/BBL	$60.61	$77.58	$65.04	$76.18
NGLs	$/BBL	$22.27	$22.32	$23.83	$22.12
Liquids (weighted average of Crude and NGLs)	$/BBL	$58.88	$74.92	$63.12	$73.73
Natural gas	$/MCF	$7.20	$6.86	$7.16	$7.06
U.S. and International Upstream
Total net oil-equivalent production(4)	MBOED	3,396	3,292	3,374	3,319
U.S. Downstream
Gasoline sales(5)	MBD	712	692	694	656
Other refined product sales	MBD	669	635	643	632
Total refined product sales	MBD	1,381	1,327	1,337	1,288
Sales of natural gas	MMCFD	34	26	34	29
Sales of natural gas liquids	MBD	30	23	24	22
Refinery crude unit inputs	MBD	1,051	900	1,034	889
International Downstream
Gasoline sales(5)	MBD	361	352	358	336
Other refined product sales	MBD	722	739	706	729
Share of affiliate sales	MBD	390	394	372	392
Total refined product sales	MBD	1,473	1,485	1,436	1,457
Sales of natural gas	MMCFD	—	—	2	—
Sales of natural gas liquids	MBD	124	117	124	128
Refinery crude unit inputs	MBD	661	650	640	651
(1) Includes company share of equity affiliates.
(2)  MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOED — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFD):
United States		57	61	54	59
International		560	531	567	537
(4) Includes net production of synthetic oil:
Canada		—	53	—	50
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $4.1 billion at June 30, 2025, and $6.8 billion at year-end 2024. The company holds its cash with a diverse group of major financial institutions and has processes and safeguards in place to manage its cash balances and mitigate the risk of loss. Cash provided by operating activities in the first six months of 2025 was $13.8 billion, compared with $13.1 billion in the year-ago period. Between January and March 2025, Chevron purchased 15.38 million shares of Hess common stock in open market transactions for approximately $2.2 billion. Capital expenditures totaled $7.6 billion in the first six months of 2025, down $416 million from the year-ago period largely due to lower spend in downstream. Proceeds and deposits related to asset sales and returns of investment totaled $990 million in the first six months of 2025, compared to $218 million in the year-ago period. Cash provided by financing activities includes proceeds from shares issued for stock option exercises of $229 million in the first six months of 2025, compared with $158 million in the year-ago period.
Dividends The company paid dividends of $5.9 billion to common stockholders during the first six months of 2025. In July 2025, the company declared a quarterly dividend of $1.71 per common share, payable in September 2025.
Debt and Finance Lease Liabilities Chevron’s total debt and finance lease liabilities were $29.5 billion at June 30, 2025, up from $24.5 billion at December 31, 2024, as the company issued $5.5 billion public bonds, retired $2.5 billion public bonds and increased commercial paper balances.
The company’s primary source for working capital needs is its commercial paper program. The outstanding balance for the company’s commercial paper program at June 30, 2025, was $7.5 billion, compared with $5.4 billion at December 31, 2024. The company’s debt and finance lease liabilities due within one year, consisting primarily of commercial paper, the current portion of long-term debt and redeemable long-term obligations, totaled $14.7 billion at June 30, 2025, and $12.7 billion at December 31, 2024. Of these amounts, $8.25 billion was reclassified to long-term at both June 30, 2025, and December 31, 2024. At June 30, 2025, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to continually refinance them.
At June 30, 2025, the company had $8.25 billion in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations. The credit facilities allow the company the option to convert outstanding short-term obligations into a term loan for a period of up to one year from the facilities termination date. This supports commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the Secured Overnight Financing Rate (SOFR), or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at June 30, 2025. In addition, the company has an automatic shelf registration statement that expires in November 2027 for an unspecified amount of nonconvertible debt securities issued by Chevron Corporation or CUSA.
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

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$47,162	$96,035
Sales and other operating revenues - related party	17,973	43,562
Total costs and other deductions	47,988	102,116
Total costs and other deductions - related party	15,357	35,454
Net income (loss)	$21,285	$73,119

	At June 30, 2025	At December 31, 2024
	(Millions of dollars) (unaudited)
Current assets	$15,065	$16,918
Current assets - related party	2,641	2,626
Other assets	61,217	57,921
Current liabilities	30,519	30,563
Current liabilities - related party	18,664	22,997
Other liabilities	27,429	23,719
Total net equity (deficit)	$2,311	$186
Common Stock Repurchase Program On January 25, 2023, the Board of Directors authorized the repurchase of the company’s shares of common stock in an aggregate amount of $75 billion (the “2023 Program”). The 2023 Program took effect on April 1, 2023, and does not have a fixed expiration date. In the aggregate, the company has repurchased 214.5 million shares for $32.9 billion under the 2023 Program, including 18.6 million shares repurchased for $2.6 billion in second quarter 2025. This excludes 15.38 million shares of Hess that were purchased for $2.2 billion in first quarter 2025 and cancelled in connection with the closing of the company’s acquisition of Hess. In addition, the company paid $146 million in excise taxes related to 2024 buybacks in second quarter 2025. Chevron expects share repurchases in the third quarter 2025 to be between $2.5-$3.0 billion.
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
Noncontrolling Interests The company had noncontrolling interests of $841 million at June 30, 2025, and $839 million at December 31, 2024.

Financial Ratios and Metrics

	At June 30, 2025	At December 31, 2024
Current Ratio (1)	1.0	1.1
Debt Ratio	16.8%	13.9%
Net Debt Ratio (2)	14.8%	10.4%
(1) At June 30, 2025, the book value of inventory was lower than replacement cost.
(2) Net Debt Ratio for June 30, 2025 is calculated as short-term debt of $6.2 billion plus long-term debt of $23.3 billion (together, “total debt”) less cash and cash equivalents, time deposits, and marketable securities of $4.1 billion as a percentage of total debt less cash and cash equivalents, time deposits, and marketable securities, plus Chevron Corporation Stockholders’ Equity of $146.4 billion. For the December 31, 2024 calculation, please refer to page 53 of Chevron’s 2024 Annual Report on Form 10-K.

	Six Months Ended June 30
	2025	2024
	(Millions of dollars)
Net cash provided by operating activities	$13,765	$13,123
Less: Capital expenditures	(7,639)	(8,055)
Free Cash Flow	$6,126	$5,068
Pension Obligations Information related to pension plan contributions is included in Note 8 Employee Benefits to the Consolidated Financial Statements.
Capital Expenditures The company’s capital expenditures (capex) primarily includes additions to fixed assets or investments for the company’s consolidated subsidiaries and is disclosed in the Consolidated Statement of Cash Flows. Capex was $7.6 billion in the first six months of 2025, compared with $8.1 billion in the corresponding 2024 period. Lower spend in downstream businesses was partly offset by the acquisition of lithium acreage.
Affiliate Capital Expenditures The company’s affiliate capital expenditures (affiliate capex) primarily includes additions to fixed assets or investments in the equity affiliate’s financial statements and does not require cash outlays by the company. Second quarter 2025 affiliate capex was $184 million lower than second quarter 2024 and year-to-date 2024 affiliate capex was $319 million lower than the year-ago period due to lower spend at TCO.

Capex and Affiliate Capex by Business Segment
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Capex	(Millions of dollars)
United States
Upstream	$2,281	$2,347	$4,826	$4,777
Downstream	154	338	309	767
All Other	111	109	174	181
Total United States	2,546	2,794	5,309	5,725
International
Upstream	1,112	1,121	2,235	2,250
Downstream	40	49	67	77
All Other	14	2	28	3
Total International	1,166	1,172	2,330	2,330
Capex	$3,712	$3,966	$7,639	$8,055
Affiliate Capex
Upstream	$173	$382	$379	$781
Downstream	269	244	551	468
Affiliate Capex	$442	$626	$930	$1,249

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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the six months ended June 30, 2025, does not differ materially from that discussed under Item 7A of Chevron’s 2024 Annual Report on Form 10-K.
Item 4.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2025.
(b) Changes in internal control over financial reporting
During the quarter ended June 30, 2025, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
Item 103 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission (SEC) requires disclosure of certain legal proceedings that involve governmental authorities as a party and that the company reasonably believes would result in $1.0 million or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to second quarter 2025 and any material developments with respect to matters previously reported in Chevron’s 2024 Annual Report on Form 10-K.
On June 26, 2025, the Colorado Energy & Carbon Management Commission (ECMC) issued a notice alleging violations of certain ECMC rules following the loss of well control incident that occurred in Galeton, Colorado, on April 6, 2025. Resolution of the alleged violations may result in the payment of a civil penalty of $1.0 million or more.
Please see information related to other legal proceedings in Note 11 Litigation.
Item 1A.Risk Factors
Some inherent risks could materially impact the company’s results of operations or financial condition. Information about risk factors for the six months ended June 30, 2025, does not differ materially from that set forth under the heading “Risk Factors” on pages 20 through 27 of the company’s 2024 Annual Report on Form 10-K, other than as reflected in the risk factor below.
The Hess acquisition may cause Chevron’s financial results to differ from the company’s expectations or the expectations of the investment community, the company may not achieve the anticipated benefits of the acquisition, and the acquisition may disrupt the company’s current plans or operations. The success of the Hess acquisition, which closed in July 2025, will depend, in part, on Chevron’s ability to successfully integrate the business of Hess and realize the anticipated benefits, including the anticipated run-rate cost synergies, estimated five-year production and free cash flow growth rates, among other anticipated benefits, and anticipated higher returns to shareholders over the long-term. Difficulties in integrating Hess may result in a failure to realize anticipated synergies in the expected timeframe, in operational challenges, and in the diversion of management’s attention from ongoing business concerns as well as in unforeseen expenses associated with the acquisition, which may have an adverse impact on the company’s financial results.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1,2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2023 Program (2) (Billions of dollars)
April 1 - April 30, 2025	11,783,184	$140.41	11,769,564	$43.0
May 1 - May 31, 2025	6,837,101	$137.88	6,836,812	$42.1
June 1 - June 30, 2025	635	$144.01	—	$42.1
Total	18,620,920	$139.48	18,606,376
(1) Includes common shares repurchased from participants in the company’s executive compensation plans for personal income tax withholdings.
(2) Refer to “Liquidity and Capital Resources” for additional information regarding the company’s authorized stock repurchase program.

Item 5.Other Information
Rule 10b5-1 Plan Elections
During the three months ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 6.Exhibits

Exhibit Index
Exhibit Number	Description
3.1
Restated Certificate of Incorporation of Chevron Corporation, dated May 28, 2025, filed as Exhibit 3.1 to Chevron Corporation’s Current Report on Form 8-K filed May 30, 2025, and incorporated herein by reference.

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

CHEVRON CORPORATION (REGISTRANT)

/S/ ALANA K. KNOWLES
Alana K. Knowles, Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: August 7, 2025