Form 10-Q
period 2025-09-30
CHEVRON CORP
filed 2025-11-06
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
There were 2,013,521,597 shares of the company’s common stock outstanding on September 30, 2025.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements —
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2025 and 2024	3
	Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2025 and 2024	4
	Consolidated Balance Sheet at September 30, 2025 and December 31, 2024	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	6
	Consolidated Statement of Equity for the Three and Nine Months Ended September 30, 2025 and 2024	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	46
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
Signature		49

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

PART I.
FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$48,169	$48,926	$138,645	$145,080
Income (loss) from equity affiliates	981	1,261	2,337	3,908
Other income (loss)	576	482	1,176	1,578
Total Revenues and Other Income	49,726	50,669	142,158	150,566
Costs and Other Deductions
Purchased crude oil and products	27,398	30,450	82,866	89,058
Operating expenses	7,534	6,695	20,616	19,842
Selling, general and administrative expenses	1,524	1,191	3,634	3,249
Exploration expenses	288	154	727	546
Depreciation, depletion and amortization	5,781	4,214	14,248	12,309
Taxes other than on income	1,347	1,263	3,903	3,575
Interest and debt expense	370	164	856	395
Other components of net periodic benefit costs	70	49	164	145
Total Costs and Other Deductions	44,312	44,180	127,014	129,119
Income (Loss) Before Income Tax Expense	5,414	6,489	15,144	21,447
Income Tax Expense (Benefit)	1,801	1,993	5,504	6,957
Net Income (Loss)	3,613	4,496	9,640	14,490
Less: Net income (loss) attributable to noncontrolling interests	74	9	111	68
Net Income (Loss) Attributable to Chevron Corporation	$3,539	$4,487	$9,529	$14,422
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$1.83	$2.49	$5.29	$7.91
- Diluted	$1.82	$2.48	$5.27	$7.88
Weighted Average Number of Shares Outstanding (000s)
- Basic	1,938,922	1,800,336	1,801,623	1,822,770
- Diluted	1,946,035	1,807,030	1,808,004	1,829,776

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(Millions of dollars)
Net Income (Loss)	$3,613	$4,496	$9,640	$14,490
Currency translation adjustment	(9)	23	61	(9)
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	(2)	4	16	(5)
Derivatives
Net derivatives gain (loss) on hedge transactions	7	18	(10)	(33)
Reclassification to net income	(6)	16	34	43
Income taxes on derivatives transactions	(1)	(8)	(5)	(3)
Total	—	26	19	7
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	43	61	118	185
Actuarial gain (loss) arising during period	(80)	1	(46)	1
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(4)	(3)	(7)	(8)
Prior service (costs) credits arising during period	24	—	24	—
Defined benefit plans sponsored by equity affiliates - benefit (cost)	3	1	12	3
Income (taxes) benefit on defined benefit plans	1	(14)	(28)	(39)
Total	(13)	46	73	142
Other Comprehensive Gain (Loss), Net of Tax	(24)	99	169	135
Comprehensive Income (Loss)	3,589	4,595	9,809	14,625
Comprehensive loss (income) attributable to noncontrolling interests	(74)	(9)	(111)	(68)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$3,515	$4,586	$9,698	$14,557

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At September 30, 2025	At December 31, 2024
	(Millions of dollars)
Assets
Cash and cash equivalents	$7,725	$6,781
Time deposits	2	4
Accounts and notes receivable (less allowance: 2025 - $191; 2024 - $259)	17,887	20,684
Inventories:
Crude oil and products	7,416	6,490
Chemicals	509	502
Materials, supplies and other	2,511	2,082
Total inventories	10,436	9,074
Prepaid expenses and other current assets	4,816	4,368
Total Current Assets	40,866	40,911
Long-term receivables (less allowance: 2025 - $216; 2024 - $352)	987	877
Investments and advances	44,398	47,438
Properties, plant and equipment, at cost	429,269	345,933
Less: Accumulated depreciation, depletion and amortization	209,775	198,134
Properties, plant and equipment, net	219,494	147,799
Deferred charges and other assets	16,162	14,854
Goodwill	4,568	4,578
Assets held for sale	26	481
Total Assets	$326,501	$256,938
Liabilities and Equity
Short-term debt	$3,591	$4,406
Accounts payable	19,073	22,079
Accrued liabilities	10,541	8,486
Federal and other taxes on income	914	1,872
Other taxes payable	1,353	1,715
Total Current Liabilities	35,472	38,558
Long-term debt	37,953	20,135
Deferred credits and other noncurrent obligations	23,592	22,094
Noncurrent deferred income taxes	29,796	19,137
Noncurrent employee benefit plans	4,088	3,857
Total Liabilities*	$130,901	$103,781
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at September 30, 2025 and December 31, 2024)	1,832	1,832
Capital in excess of par value	33,812	21,671
Retained earnings	206,006	205,852
Accumulated other comprehensive losses	(2,591)	(2,760)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (429,154,983 and 673,664,306 shares at September 30, 2025 and December 31, 2024, respectively)	(48,976)	(74,037)
Total Chevron Corporation Stockholders’ Equity	189,843	152,318
Noncontrolling interests	5,757	839
Total Equity	195,600	153,157
Total Liabilities and Equity	$326,501	$256,938

* Refer to Note 12 Other Contingencies and Commitments.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2025	2024
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$9,640	$14,490
Adjustments
Depreciation, depletion and amortization	14,248	12,309
Dry hole expense	245	225
Distributions more (less) than income from equity affiliates	1,802	(485)
Net before-tax losses (gains) on asset retirements and sales	(302)	(236)
Net foreign currency effects	444	104
Deferred income tax provision	709	1,545
Net decrease (increase) in operating working capital	(2,685)	(2,172)
Decrease (increase) in long-term receivables	(85)	54
Net decrease (increase) in other deferred charges	(380)	(765)
Cash contributions to employee pension plans	(538)	(658)
Other	52	(1,614)
Net Cash Provided by Operating Activities	23,150	22,797
Investing Activities
Acquisition of businesses, net of cash received	1,056	—
Acquisition of Hess Corporation common stock	(2,225)	—
Capital expenditures	(12,083)	(12,110)
Proceeds and deposits related to asset sales and returns of investment	1,473	620
Net maturities of (investments in) time deposits	2	(4)
Net sales (purchases) of marketable securities	—	45
Net repayment (borrowing) of loans by equity affiliates	798	(157)
Net Cash Used for Investing Activities	(10,979)	(11,606)
Financing Activities
Net borrowings (repayments) of short-term obligations	(819)	5,615
Proceeds from issuances of long-term debt	11,166	403
Repayments of long-term debt and other financing obligations	(3,557)	(1,062)
Cash dividends - common stock	(9,347)	(8,914)
Net contributions from (distributions to) noncontrolling interests	(220)	(197)
Net sales (purchases) of treasury shares	(8,914)	(10,535)
Net Cash Provided by (Used for) Financing Activities	(11,691)	(14,690)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	41	(12)
Net Change in Cash, Cash Equivalents and Restricted Cash	521	(3,511)
Cash, Cash Equivalents and Restricted Cash at January 1	8,262	9,275
Cash, Cash Equivalents and Restricted Cash at September 30	$8,783	$5,764

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders’	Controlling	Total
Three Months Ended September 30	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at June 30, 2024	$23,087	$203,960	$(2,924)	$(64,890)	$159,233	$1,030	$160,263
Treasury stock transactions	86	—	—	—	86	—	86
Net income (loss)	—	4,487	—	—	4,487	9	4,496
Cash dividends ($1.63 per share)	—	(2,933)	—	—	(2,933)	(203)	(3,136)
Stock dividends	—	(6)	—	—	(6)	—	(6)
Other comprehensive income	—	—	99	—	99	—	99
Purchases of treasury shares(2)	—	—	—	(4,797)	(4,797)	—	(4,797)
Issuances of treasury shares	(3)	—	—	41	38	—	38
Other changes, net	—	(5)	—	—	(5)	(8)	(13)
Balance at September 30, 2024	$23,170	$205,503	$(2,825)	$(69,646)	$156,202	$828	$157,030

Balance at June 30, 2025	$23,395	$205,905	$(2,567)	$(80,316)	$146,417	$841	$147,258
Treasury stock transactions	251	—	—	—	251	—	251
Hess Corporation acquisition	11,775	—	—	33,828	45,603	5,035	50,638
Net income (loss)	—	3,539	—	—	3,539	74	3,613
Cash dividends ($1.71 per share)	—	(3,429)	—	—	(3,429)	(193)	(3,622)
Stock dividends	—	(9)	—	—	(9)	—	(9)
Other comprehensive income	—	—	(24)	—	(24)	—	(24)
Purchases of treasury shares(2)	—	—	—	(2,590)	(2,590)	—	(2,590)
Issuances of treasury shares	(17)	—	—	102	85	—	85
Other changes, net	—	—	—	—	—	—	—
Balance at September 30, 2025	$35,404	$206,006	$(2,591)	$(48,976)	$189,843	$5,757	$195,600

Nine Months Ended September 30
Balance at December 31, 2023	$22,957	$200,025	$(2,960)	$(59,065)	$160,957	$972	$161,929
Treasury stock transactions	251	—	—	—	251	—	251
Net income (loss)	—	14,422	—	—	14,422	68	14,490
Cash dividends ($4.89 per share)	—	(8,914)	—	—	(8,914)	(210)	(9,124)
Stock dividends	—	(17)	—	—	(17)	—	(17)
Other comprehensive income	—	—	135	—	135	—	135
Purchases of treasury shares	—	—	—	(10,833)	(10,833)	—	(10,833)
Issuances of treasury shares	(38)	—	—	252	214	—	214
Other changes, net	—	(13)	—	—	(13)	(2)	(15)
Balance at September 30, 2024	$23,170	$205,503	$(2,825)	$(69,646)	$156,202	$828	$157,030

Balance at December 31, 2024	$23,263	$205,852	$(2,760)	$(74,037)	$152,318	$839	$153,157
Treasury stock transactions	450	—	—	—	450	—	450
Hess Corporation acquisition	11,775	—	—	33,828	45,603	5,035	50,638
Net income (loss)	—	9,529	—	—	9,529	111	9,640
Cash dividends ($5.13 per share)	—	(9,347)	—	—	(9,347)	(228)	(9,575)
Stock dividends	—	(27)	—	—	(27)	—	(27)
Other comprehensive income	—	—	169	—	169	—	169
Purchases of treasury shares(2)	—	—	—	(9,312)	(9,312)	—	(9,312)
Issuances of treasury shares	(84)	—	—	545	461	—	461
Other changes, net	—	(1)	—	—	(1)	—	(1)
Balance at September 30, 2025	$35,404	$206,006	$(2,591)	$(48,976)	$189,843	$5,757	$195,600

(Number of Shares)	Common Stock - 2025				Common Stock - 2024
Three Months Ended September 30	Issued(3)	Treasury	Outstanding		Issued(3)	Treasury	Outstanding
Balance at June 30	2,442,676,580	(714,686,204)	1,727,990,376		2,442,676,580	(613,759,467)	1,828,917,113
Purchases	—	(16,623,281)	(16,623,281)		—	(32,209,398)	(32,209,398)
Issuances	—	302,154,502	302,154,502		—	383,610	383,610
Balance at September 30	2,442,676,580	(429,154,983)	2,013,521,597		2,442,676,580	(645,585,255)	1,797,091,325

Nine Months Ended September 30
Balance at December 31	2,442,676,580	(673,664,306)	1,769,012,274		2,442,676,580	(577,028,776)	1,865,647,804
Purchases	—	(60,331,630)	(60,331,630)		—	(70,981,509)	(70,981,509)
Issuances	—	304,840,953	304,840,953		—	2,425,030	2,425,030
Balance at September 30	2,442,676,580	(429,154,983)	2,013,521,597		2,442,676,580	(645,585,255)	1,797,091,325
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General
Basis of Presentation The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and nine-month periods ended September 30, 2025, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2024 Annual Report on Form 10-K.
Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the nine months ended September 30, 2025 and 2024, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
	(Millions of dollars)
Balance at December 31, 2023	$(192)	$(11)	$5	$(2,762)	$(2,960)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(9)	(5)	(36)	13	(37)
Reclassifications(2) (3)	—	—	43	129	172
Net Other Comprehensive Income (Loss)	(9)	(5)	7	142	135
Balance at September 30, 2024	$(201)	$(16)	$12	$(2,620)	$(2,825)

Balance at December 31, 2024	$(259)	$(19)	$(14)	$(2,468)	$(2,760)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	61	16	(15)	(10)	52
Reclassifications(2) (3)	—	—	34	83	117
Net Other Comprehensive Income (Loss)	61	16	19	73	169
Balance at September 30, 2025	$(198)	$(3)	$5	$(2,395)	$(2,591)
(1)All amounts are net of tax.
(2)Refer to Note 14 Financial and Derivative Instruments for reclassified components of cash flow hedging.
(3)Refer to Note 8 Employee Benefits for reclassified components, including amortization of actuarial gains or losses, amortization of prior service costs, and special events, including settlements, totaling $111 that are included in employee benefit costs for the nine months ended September 30, 2025. Related income taxes for the same period, totaling $28, are reflected in “Income Tax Expense (Benefit)” on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Information Relating to the Consolidated Statement of Cash Flows

	Nine Months Ended September 30
	2025	2024
	(Millions of dollars)
Distributions more (less) than income from equity affiliates included the following:
Distributions from equity affiliates	$4,139	$3,423
(Income) loss from equity affiliates	(2,337)	(3,908)
Distributions more (less) than income from equity affiliates	$1,802	$(485)
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$4,018	$286
Decrease (increase) in inventories	(767)	(1,113)
Decrease (increase) in prepaid expenses and other current assets	(375)	96
Increase (decrease) in accounts payable and accrued liabilities	(4,193)	(121)
Increase (decrease) in income and other taxes payable	(1,368)	(1,320)
Net decrease (increase) in operating working capital	$(2,685)	$(2,172)
Net cash provided by operating activities included the following cash payments:
Interest on debt (net of capitalized interest)	$573	$326
Income taxes	5,524	6,586
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$1,380	$497
Returns of investment from equity affiliates	93	123
Proceeds and deposits related to asset sales and returns of investment	$1,473	$620
Net maturities of (investments in) time deposits consisted of the following gross amounts:
Investments in time deposits	$(12)	$(4)
Maturities of time deposits	14	—
Net maturities of (investments in) time deposits	$2	$(4)
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$—	$—
Marketable securities sold	—	45
Net sales (purchases) of marketable securities	$—	$45
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$(263)	$(211)
Repayment of loans by equity affiliates	1,061	54
Net repayment (borrowing) of loans by equity affiliates	$798	$(157)
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term debt obligations	$6,779	$829
Repayments of short-term debt obligations	(5,944)	—
Net borrowings (repayments) of short-term debt obligations with three months or less maturity	(1,654)	4,786
Net borrowings (repayments) of short-term obligations	$(819)	$5,615
Net contributions from (distributions to) noncontrolling interests consisted of the following gross amounts:
Distributions to noncontrolling interests	$(228)	$(210)
Contributions from noncontrolling interests	8	13
Net contributions from (distributions to) noncontrolling interests	$(220)	$(197)
Net sales (purchases) of treasury shares consisted of the following gross and net amounts:
Shares issued for share-based compensation plans	$313	$194
Shares purchased under share repurchase and executive compensation plans	(9,081)	(10,729)
Share repurchase excise tax payment	(146)	—
Net sales (purchases) of treasury shares	$(8,914)	$(10,535)

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
The company paid dividends of $1.71 per share of common stock in third quarter 2025. This compares to dividends of $1.63 per share paid in the year-ago corresponding period.
The components of “Capital expenditures” are presented in the following table:

	Nine Months Ended September 30
	2025	2024
	(Millions of dollars)
Additions to properties, plant and equipment	$11,715	$11,590
Additions to investments	150	392
Current-year dry hole expenditures	218	$128
Capital expenditures	$12,083	$12,110
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At September 30		At December 31
	2025	2024	2024	2023
	(Millions of dollars)		(Millions of dollars)
Cash and cash equivalents	$7,725	$4,699	$6,781	$8,178
Restricted cash included in “Prepaid expenses and other current assets”	247	240	281	275
Restricted cash included in “Deferred charges and other assets”	811	825	1,200	822
Total cash, cash equivalents and restricted cash	$8,783	$5,764	$8,262	$9,275
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Nine Months Ended September 30
	2025	2024
	(Millions of dollars)
Sales and other operating revenues	$17,101	$14,857
Costs and other deductions	14,101	8,200
Net income attributable to TCO	$2,209	$4,727
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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Nine Months Ended September 30
	2025	2024
	(Millions of dollars)
Sales and other operating revenues	$107,295	$112,708
Costs and other deductions	102,605	107,834
Net income (loss) attributable to CUSA	$4,148	$4,491

	At September 30, 2025	At December 31, 2024
	(Millions of dollars)
Current assets	$20,670	$20,153
Other assets	58,926	58,485
Current liabilities	19,380	25,825
Other liabilities	31,616	21,455
Total CUSA net equity	$28,600	$31,358
Memo: Total debt	$19,230	$8,917

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
The acquisition of Hess Corporation (Hess) and the company’s new organizational structure did not result in any change to the company’s reportable or operating segments. Hess results have been fully incorporated into the upstream segment.
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
Segmented income statements for the three- and nine-month periods ended September 30, 2025 and 2024 are presented in the following tables:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Upstream		Downstream		Segment Total	All Other	Total
Three months ended September 30, 2025	U.S.	Int’l.	U.S.	Int’l.
Sales and other operating revenues before elimination	$12,161	$12,118	$18,234	$17,483	$59,996	$136	$60,132
Intersegment revenue elimination	(6,538)	(2,576)	(1,647)	(1,090)	(11,851)	(112)	(11,963)
Sales and Other Operating Revenues	5,623	9,542	16,587	16,393	48,145	24	48,169

Income (loss) from equity affiliates	(8)	707	212	71	982	(1)	981
Other income (loss)(1)	145	110	39	19	313	263	576
Total Revenues and Other Income	5,760	10,359	16,838	16,483	49,440	286	49,726

Intersegment product transfers(2)	6,179	1,008	(6,687)	(278)	222	(222)	—
Less expenses:
Purchased crude oil and products	3,768	3,437	6,794	13,399	27,398	—	27,398
Operating and SG&A expenses	3,276	1,580	2,148	1,489	8,493	635	9,128
Depreciation, depletion and amortization	2,782	2,583	280	74	5,719	62	5,781
Other costs and deductions(3)	466	356	169	624	1,615	390	2,005
Total Costs and Other Deductions	10,292	7,956	9,391	15,586	43,225	1,087	44,312

Income Tax Expense (Benefit)	310	1,389	122	103	1,924	(123)	1,801
Less: Net income (loss) attributable to non-controlling interests	55	2	—	17	74	—	74
Net Income (Loss) Attributable to Chevron Corporation	$1,282	$2,020	$638	$499	$4,439	$(900)	$3,539
Values have been adjusted for eliminations, unless otherwise specified.
(1) Includes interest income of $61 in “All Other.”
(2) Valuation of product transfers between operating segments.
(3) Includes interest expense of $329 in “All Other.”

	Upstream		Downstream		Segment Total	All Other	Total
Three months ended September 30, 2024	U.S.	Int’l.	U.S.	Int’l.
Sales and other operating revenues before elimination	$10,730	$11,330	$20,167	$19,488	$61,715	$139	$61,854
Intersegment revenue elimination	(7,432)	(2,745)	(2,432)	(207)	(12,816)	(112)	(12,928)
Sales and Other Operating Revenues	3,298	8,585	17,735	19,281	48,899	27	48,926

Income (loss) from equity affiliates	(12)	903	368	2	1,261	—	1,261
Other income (loss)(1)	86	183	82	10	361	121	482
Total Revenues and Other Income	3,372	9,671	18,185	19,293	50,521	148	50,669

Intersegment product transfers(2)	6,292	1,043	(6,477)	(930)	(72)	72	—
Less expenses:
Purchased crude oil and products	3,066	2,903	8,892	15,589	30,450	—	30,450
Operating and SG&A expenses	1,837	1,524	2,315	1,536	7,212	723	7,935
Depreciation, depletion and amortization	1,815	2,025	229	90	4,159	55	4,214
Other costs and deductions(3)	433	245	138	574	1,390	191	1,581
Total Costs and Other Deductions	7,151	6,697	11,574	17,789	43,211	969	44,180

Income Tax Expense (Benefit)	561	1,373	(12)	123	2,045	(52)	1,993
Less: Net income (loss) attributable to non-controlling interests	6	1	—	2	9	—	9
Net Income (Loss) Attributable to Chevron Corporation	$1,946	$2,643	$146	$449	$5,184	$(697)	$4,487
Values have been adjusted for eliminations, unless otherwise specified.
(1) Includes interest income of $64 in “All Other.”
(2) Valuation of product transfers between operating segments.
(3) Includes interest expense of $146 in “All Other.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Upstream		Downstream		Segment Total	All Other	Total
Nine Months Ended September 30, 2025	U.S.	Int'l.	U.S.	Int'l.
Sales and other operating revenues before elimination	$34,061	$31,271	$55,647	$53,023	$174,002	$405	$174,407
Intersegment revenue elimination	(19,971)	(6,707)	(5,436)	(3,316)	(35,430)	(332)	(35,762)
Sales and Other Operating Revenues	14,090	24,564	50,211	49,707	138,572	73	138,645

Income (loss) from equity affiliates	(29)	1,859	417	98	2,345	(8)	2,337
Other income (loss)(1)	429	185	116	3	733	443	1,176
Total Revenues and Other Income	14,490	26,608	50,744	49,808	141,650	508	142,158

Intersegment product transfers(2)	18,055	2,159	(19,736)	(349)	129	(129)	—
Less expenses:
Purchased crude oil and products	10,961	8,412	21,843	41,650	82,866	—	82,866
Operating and SG&A expenses	7,481	4,137	6,540	4,259	22,417	1,997	24,414
Depreciation, depletion and amortization	6,947	6,104	765	223	14,039	209	14,248
Other costs and deductions(3)	1,214	976	518	1,805	4,513	973	5,486
Total Costs and Other Deductions	26,603	19,629	29,666	47,937	123,835	3,179	127,014

Income Tax Expense (Benefit)	1,319	3,902	197	429	5,847	(343)	5,504
Less: Net income (loss) attributable to non-controlling interests	65	7	—	39	111	—	111
Net Income (Loss) Attributable to Chevron Corporation	$4,558	$5,229	$1,145	$1,054	$11,986	$(2,457)	$9,529
Values have been adjusted for eliminations, unless otherwise specified.
(1) Includes interest income of $193 in “All Other.”
(2) Valuation of product transfers between operating segments.
(3) Includes interest expense of $771 in “All Other.”

	Upstream		Downstream		Segment Total	All Other	Total
Nine Months Ended September 30, 2024	U.S.	Int’l.	U.S.	Int’l.
Sales and other operating revenues before elimination	$33,184	$32,334	$61,889	$58,210	$185,617	$413	$186,030
Intersegment revenue elimination	(22,911)	(8,742)	(7,725)	(1,246)	(40,624)	(326)	(40,950)
Sales and Other Operating Revenues	10,273	23,592	54,164	56,964	144,993	87	145,080

Income (loss) from equity affiliates	(47)	2,998	863	95	3,909	(1)	3,908
Other income (loss)(1)	159	720	270	22	1,171	407	1,578
Total Revenues and Other Income	10,385	27,310	55,297	57,081	150,073	493	150,566

Intersegment product transfers(2)	19,214	3,393	(20,322)	(2,405)	(120)	120	—
Less expenses:
Purchased crude oil and products	9,492	6,748	25,992	46,826	89,058	—	89,058
Operating and SG&A expenses	5,403	4,568	6,816	4,579	21,366	1,870	23,236
Depreciation, depletion and amortization	5,447	5,757	673	242	12,119	190	12,309
Other costs and deductions(3)	1,265	776	423	1,531	3,995	521	4,516
Total Costs and Other Deductions	21,607	17,849	33,904	53,178	126,538	2,581	129,119

Income Tax Expense (Benefit)	1,790	4,733	192	359	7,074	(117)	6,957
Less: Net income (loss) attributable to non-controlling interests	20	5	—	43	68	—	68
Net Income (Loss) Attributable to Chevron Corporation	$6,182	$8,116	$879	$1,096	$16,273	$(1,851)	$14,422
Values have been adjusted for eliminations, unless otherwise specified.
(1) Includes interest income of $215 in “All Other.”
(2) Valuation of product transfers between operating segments.
(3) Includes interest expense of $358 in “All Other.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. Segment assets at September 30, 2025, and December 31, 2024, are as follows:

	At September 30, 2025	At December 31, 2024
Segment Assets	(Millions of dollars)
Upstream
United States	$88,074	$60,914
International	168,746	123,343
Goodwill	4,216	4,226
Total Upstream	261,036	188,483
Downstream
United States	34,224	34,253
International	21,346	22,165
Goodwill	352	352
Total Downstream	55,922	56,770
Total Segment Assets	316,958	245,253
All Other
United States	8,138	8,382
International	1,405	3,303
Total All Other	9,543	11,685
Total Assets — United States	130,436	103,549
Total Assets — International	191,497	148,811
Goodwill	4,568	4,578
Total Assets	$326,501	$256,938

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8. Employee Benefits
Chevron has defined benefit pension plans for many employees. The company typically prefunds defined benefit plans as required by local regulations or in certain situations where prefunding provides economic advantages. In the United States, all qualified plans are subject to the Employee Retirement Income Security Act minimum funding standard. The company does not typically fund U.S. nonqualified pension plans that are not subject to funding requirements under laws and regulations because contributions to these pension plans may be less economic and investment returns may be less attractive than the company’s other investment alternatives. Hess’s employee benefit plans have been incorporated into this note post-acquisition.
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
The components of net periodic benefit costs for 2025 and 2024 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(Millions of dollars)		(Millions of dollars)
Pension Benefits
United States
Service cost	$92	$90	$271	$268
Interest cost	132	116	379	348
Expected return on plan assets	(197)	(149)	(544)	(447)
Amortization of prior service costs (credits)	1	1	3	3
Amortization of actuarial losses (gains)	38	60	98	182
Curtailment losses (gains)(1)	56	—	127	—
Total United States	122	118	334	354
International
Service cost	13	14	42	41
Interest cost	55	48	151	143
Expected return on plan assets	(53)	(51)	(148)	(148)
Amortization of prior service costs (credits)	2	3	8	8
Amortization of actuarial losses (gains)	9	5	33	14
Total International	26	19	86	58
Net Periodic Pension Benefit Costs	$148	$137	$420	$412
Other Benefits(2)
Service cost	$7	$8	$22	$25
Interest cost	25	24	75	74
Amortization of prior service costs (credits)	(6)	(7)	(17)	(19)
Amortization of actuarial losses (gains)	(4)	(4)	(13)	(11)
Curtailment losses (gains)	(1)	—	(1)	—
Net Periodic Other Benefit Costs	$21	$21	$66	$69
(1) Includes special termination benefits of $26 associated with Hess pension plans.
(2) Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through September 30, 2025, a total of $538 million was contributed to employee pension plans (including $453 million to the U.S. plans). Contribution amounts are dependent upon plan investment returns, changes in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

pension obligations, regulatory requirements, and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first nine months of 2025, the company contributed $112 million to its OPEB plans.
Note 9. Assets Held For Sale
At September 30, 2025, the company classified $26 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with downstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2024 and the first nine months of 2025 were not material.
Note 10. Income Taxes
The income tax expense decreased $192 million between quarterly periods from $2.0 billion in 2024 to $1.8 billion in 2025. The company’s income before income tax expense decreased $1.1 billion from $6.5 billion in 2024 to $5.4 billion in 2025, primarily due to lower upstream realizations, lower affiliate earnings and higher interest costs, partially offset by higher downstream margins and the impacts from higher upstream sales volumes. The company’s effective tax rate increased between quarterly periods from 31 percent in 2024 to 33 percent in 2025. The change in effective tax rate was primarily due to current period unfavorable tax items and mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
The income tax expense decreased $1.5 billion between the nine-month periods from $7.0 billion in 2024 to $5.5 billion in 2025. The company’s income before income tax decreased $6.3 billion from $21.4 billion in 2024 to $15.1 billion in 2025, primarily due to lower upstream realizations and lower affiliate earnings, partially offset by the impacts from higher upstream sales volumes and higher downstream margins. The company’s effective tax rate increased between nine-month periods from 32 percent in 2024 to 36 percent in 2025. The change in effective tax rate was primarily due to current period unfavorable tax items and mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11. Litigation
Climate Change
Governmental and other plaintiffs in various jurisdictions across the United States have brought legal proceedings against fossil fuel producing companies, including Chevron entities, purporting to seek legal and equitable relief to address alleged impacts of climate change. Chevron entities are or were among the codefendants in 33 separate lawsuits filed by various U.S. cities and counties, six U.S. states, the District of Columbia, the Commonwealth of Puerto Rico, two Native American tribes, and a trade group in both federal and state courts.1 The lawsuits have asserted various causes of action, including public nuisance, private nuisance, failure to warn, fraud, conspiracy to commit fraud, design defect, product defect, trespass, negligence, impairment of public trust, equitable relief for pollution, impairment and destruction of natural resources, unjust enrichment, violations of consumer and environmental protection statutes, violations of unfair competition statutes, violations of a federal antitrust statute, and violations of federal and state RICO statutes, based upon, among other things, the company’s production of oil and gas products and alleged misrepresentations or omissions relating to climate change risks associated with those products. Further such proceedings are likely to be brought by other parties. While defendants have sought to remove cases filed in state court to federal court, most of those cases have been remanded to state court and the U.S. Supreme Court has denied petitions for writ of certiorari on jurisdictional questions to date. The U.S. Supreme Court has also denied petitions for certiorari to review a decision from the Hawaii Supreme Court allowing claims brought by the City and County of Honolulu to proceed past the pleadings. The unprecedented legal theories set forth in these proceedings include claims for damages (both compensatory and punitive), injunctive and other forms of equitable relief, including without limitation abatement, contribution to abatement funds, disgorgement of profits and equitable relief for pollution, impairment and destruction of natural resources, civil penalties and liability for fees and costs of suits. Due to the unprecedented nature of the suits, the company is unable to estimate any range of possible liability, but given the uncertainty of litigation there can be no assurance that the cases will not have a material adverse effect on the company’s results of operations and financial condition. Management believes that these proceedings are legally and factually meritless and detract from constructive efforts to address the important policy issues presented by climate change and will vigorously defend against such proceedings.

1 The cases are: Municipality of Bayamon et al. v. Exxon Mobil Corp., et al., No. 22-cv-1550 (D.P.R.) (dismissed on the merits; Plaintiff’s appeal pending); City of Annapolis v. BP P.L.C., et al., No. C-02-CV-21-000250 (Md. Cir. Ct.) (dismissed on the merits; Plaintiff’s appeal pending); Anne Arundel County v. BP P.L.C., et al., No. C-02-CV-21-000565 (Md. Cir. Ct.) (dismissed on the merits; Plaintiff’s appeal pending); Mayor and City Council of Baltimore v. BP P.L.C., et al., No. 24-C-18-004219 (Md. Cir. Ct.) (dismissed on the merits; Plaintiff’s appeal pending); People ex rel. Bonta v. Exxon Mobil Corp., et al., No. CGC-23-609134 (Cal. Super. Ct.); Bucks County v. BP P.L.C., et al., No. 2024-01836 (Pa. Ct. Com. Pl.) (dismissed on the merits; Plaintiff’s appeal pending); City of Charleston v. Brabham Oil Co., et al., No. 2020-CP-10-3975 (S.C. Ct. of Com. Pl.) (dismissed on the merits and for lack of personal jurisdiction); District of Columbia v. Exxon Mobil Corp., et al., No. 2020-CA-002892-B (D.C. Super. Ct.); Delaware ex rel. Jennings v. BP America Inc., et al., C.A. No. N20C-09-097 (Del. Super. Ct.) (dismissed on the merits in substantial part); City of Hoboken v. Exxon Mobil Corp., et al., No. HUD-L-003179-20 (N.J. Super. Ct.); City and County of Honolulu, et al. v. Sunoco LP, et al., No. 1CCV-20-0000380 (Haw. Cir. Ct.); City of Imperial Beach v. Chevron Corp., et al., No. C17-01227 (Cal. Super. Ct.); King County v. BP P.L.C., et al., No. 18-2-11859-0 (Wash. Super. Ct.) (voluntarily dismissed); Makah Indian Tribe v. Exxon Mobil Corp., et al., No. 23-25216-1-SEA (Wash. Super. Ct.); County of Marin v. Chevron Corp., et al., No. 17-cv-02586 (Cal. Super. Ct.); County of Maui v. Sunoco LP, et al., No. 2CCV-20-0000283 (Haw. Cir. Ct.); County of Multnomah v. Exxon Mobil Corp., et al., No. 23-cv-25164 (Or. Cir. Ct.); Municipality of San Juan, Puerto Rico v. Exxon Mobil Corp., et al., No. 23-cv-01608 (D.P.R.) (dismissed on the merits; Plaintiff’s appeal pending); City of Oakland v. BP P.L.C., et al., No. RG17875889 (Cal. Super. Ct.); Platkin, et al. v. Exxon Mobil Corp., et al., No. MER-L-001797-22 (N.J. Super. Ct.) (dismissed on the merits; Plaintiff’s appeal pending); Estado Libre Asociado de Puerto Rico [Commonwealth of Puerto Rico] v. Exxon Mobil Corp., et al., No. SJ2024CV06512 (Tribunal de Primera Instancia, Estado Libre Asociado de P.R.) [P.R. Ct. of First Instance, Commonwealth of P.R.] (voluntarily dismissed); City of New York v. Chevron Corp., et al., No. 18-cv-00182 (S.D.N.Y.) (dismissed on the merits); Pacific Coast Federation of Fishermen’s Associations, Inc. v. Chevron Corp., et al., No. CGC-18-571285 (Cal. Super. Ct.) (voluntarily dismissed); State of Rhode Island v. Chevron Corp., et al., C.A. No. PC-2018-4716 (R.I. Super. Ct.); City of Richmond v. Chevron Corp., et al., No. C18-00055 (Cal. Super. Ct.); City of San Francisco v. BP P.L.C., et al., No. CGC-17-561370 (Cal. Super. Ct.); County of San Mateo v. Chevron Corp., et al., No. 17-CIV-03222 (Cal. Super. Ct.); City of Santa Cruz v. Chevron Corp., et al., No. 17-CV-03243 (Cal. Super. Ct.); County of Santa Cruz v. Chevron Corp., et al., No. 17-CV-03242 (Cal. Super. Ct.); Shoalwater Bay Indian Tribe v. Exxon Mobil Corp., et al., No. 23-2-25215-2-SEA (Wash. Super. Ct.); City of Chicago v. BP P.L.C., et al., No. 2024CH01024 (Ill. Cir. Ct.); Maine v. BP P.L.C. et al., No. PORSC-CV-24-442 (Me. Super. Ct.); State of Hawaii v. BP P.L.C., et al., 1CCV-25-0000717 (Haw. Cir. Ct.).

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
Decommissioning Obligations for Previously Divested Assets Some assets are divested along with their related liabilities, such as decommissioning obligations. In certain instances, such transferred obligations have returned and may continue to return to the company. To the extent the current owners of the company’s previously divested assets default on their decommissioning obligations, regulators may require that Chevron assume such obligations. The nature and amount of the loss is disclosed when it is reasonably possible that the loss could be material. The company accrues a liability when management determines the obligation to be both probable and reasonably estimable. The company could have additional significant obligations revert, primarily in the United States, but is not currently aware of any such obligations that are reasonably possible to be material. The liability balance at the end of third quarter 2025 is $2.2 billion.

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
The fair value hierarchy for assets and liabilities measured at fair value at September 30, 2025, and December 31, 2024, is as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2025				At December 31, 2024
	(Millions of dollars)
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivatives - not designated	$178	$136	$42	$—	$137	$127	$10	$—
Derivatives - designated	7	7	—	—	—	—	—	—
Total Assets at Fair Value	$185	$143	$42	$—	$137	$127	$10	$—
Derivatives - not designated	158	127	31	—	136	47	89	—
Derivatives - designated	—	—	—	—	17	17	—	—
Total Liabilities at Fair Value	$158	$127	$31	$—	$153	$64	$89	$—
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
Assets and liabilities carried at fair value at September 30, 2025, and December 31, 2024, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $7.7 billion and $6.8 billion at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

September 30, 2025, and December 31, 2024, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at September 30, 2025.
Restricted Cash had a carrying/fair value of $1.1 billion and $1.5 billion at September 30, 2025, and December 31, 2024, respectively. At September 30, 2025, restricted cash is classified as Level 1 and includes primarily restricted funds related to certain upstream decommissioning activities and financing programs that are reported in “Prepaid expenses and other current assets” and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt excluding amounts reclassified from short-term debt and finance lease obligations had a net carrying value of $28.6 billion and $10.8 billion at September 30, 2025, and December 31, 2024, respectively. Long-term debt primarily includes corporate-issued bonds. The fair value of these obligations was $28.6 billion and $9.8 billion at September 30, 2025, and December 31, 2024, respectively. At September 30, 2025, the fair value of these obligations classified as Level 1 was $24.3 billion and Level 2 was $4.3 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at September 30, 2025, and December 31, 2024, were not material.
Properties, plant and equipment The company did not have any individually material impairments of long- lived assets measured at fair value on a nonrecurring basis to report in third quarter 2025.
Investments and advances The company did not have any individually material impairments of investments and advances measured at fair value on a nonrecurring basis to report in third quarter 2025.
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
Derivative instruments measured at fair value at September 30, 2025, and December 31, 2024, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives
Type of		At September 30, 2025	At December 31, 2024
Contract	Balance Sheet Classification	(Millions of dollars)
Commodity	Accounts and notes receivable, net	$91	$122
Commodity	Long-term receivables, net	94	15
Total Assets at Fair Value		$185	$137
Commodity	Accounts payable	$155	$127
Commodity	Deferred credits and other noncurrent obligations	3	26
Total Liabilities at Fair Value		$158	$153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Statement of Income: The Effect of Derivatives
		Gain / (Loss) Three Months Ended September 30		Gain / (Loss) Nine Months Ended September 30
Type of		2025	2024	2025	2024
Contract	Statement of Income Classification	(Millions of dollars)
Commodity	Sales and other operating revenues	$(71)	$258	$(129)	$18
Commodity	Purchased crude oil and products	35	55	(28)	16
Commodity	Other income (loss)	(2)	(8)	(9)	13
Total		$(38)	$305	$(166)	$47
The amount reclassified from AOCL to “Sales and other operating revenues” from designated hedges for the first nine months of 2025 was a loss of $34 million compared with a loss of $43 million in the same period of the prior year. At September 30, 2025, before-tax deferred gains in AOCL related to outstanding crude oil price hedging contracts were $7 million, of which all is expected to be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.
The following table represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at September 30, 2025, and December 31, 2024.

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount

At September 30, 2025	(Millions of dollars)
Derivative Assets - not designated	$2,222	$2,044	$178	$5	$173
Derivative Assets - designated	$8	$1	$7	$—	$7
Derivative Liabilities - not designated	$2,202	$2,044	$158	$5	$153
Derivative Liabilities - designated	$1	$1	$—	$—	$—
At December 31, 2024
Derivative Assets - not designated	$1,895	$1,758	$137	$3	$134
Derivative Assets - designated	$—	$—	$—	$—	$—
Derivative Liabilities - not designated	$1,894	$1,758	$136	$2	$134
Derivative Liabilities - designated	$17	$—	$17	$—	$17
Derivative assets and liabilities are classified on the Consolidated Balance Sheet as accounts and notes receivable, long-term receivables, accounts payable, and deferred credits and other noncurrent obligations. Amounts not offset on the Consolidated Balance Sheet represent positions that do not meet all the conditions for “a right of offset.”
Note 15. Revenue
“Sales and other operating revenues” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $12.8 billion and $14.2 billion at September 30, 2025, and December 31, 2024, respectively. Other items included in “Accounts and notes receivable” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements, and product exchanges, which are accounted for outside the scope of Accounting Standard Codification (ASC) 606.
Note 16. Financial Instruments - Credit Losses
Chevron’s expected credit loss allowance balance was $407 million and $611 million at September 30, 2025, and December 31, 2024, respectively, with a majority of the allowance relating to non-trade receivable balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $16.0 billion at September 30, 2025, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring prepayments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days.
Chevron’s non-trade receivable balance was $3.3 billion at September 30, 2025, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid per contract terms or are not yet due are subject to the statistical analysis described above, while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk.
Note 17. Long-Term Debt
The company issued $11.0 billion in aggregate principal amount of floating and fixed rate notes in 2025 as detailed in the table below.

Principal
(Millions of dollars)
4.405% notes due 2027	$750
Floating rate notes due 2027	750
4.475% notes due 2028	1,000
Floating rate notes due 2028	500
4.687% notes due 2030	1,100
4.819% notes due 2032	650
4.980% notes due 2035	750
Total Long-Term Debt Issued in February 2025	$5,500

Principal
(Millions of dollars)
3.950% notes due 2027	$500
4.050% notes due 2028	650
Floating rate notes due 2028	600
4.300% notes due 2030	1,200
Floating rate notes due 2030	400
4.500% notes due 2032	1,250
4.850% notes due 2035	900
Total Long-Term Debt Issued in August 2025	$5,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 18. Acquisition of Hess Corporation
On July 18, 2025, the company acquired Hess Corporation (Hess), an independent oil and gas exploration and production company. Hess’s principal upstream operations are in the United States, Guyana and Malaysia. Hess’s operations also include an approximate 38 percent ownership interest in Hess Midstream LP, with operations primarily in the Bakken shale in the Williston Basin area of North Dakota.
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
The acquisition was accounted for as a business combination under ASC 805, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair value. Provisional fair value measurements were made for acquired assets and liabilities, and adjustments to those measurements may be made in subsequent periods, up to one year from the date of acquisition, as information necessary to complete the analysis is obtained. Oil and gas properties were valued using a discounted cash flow approach that incorporated internally generated price assumptions and production profiles together with appropriate operating cost and development cost assumptions. Debt assumed in the acquisition was valued based on observable market prices for Hess’s debt. As a result of measuring the assets acquired and the liabilities assumed at fair value, there was no goodwill or bargain purchase recognized.

At July 18, 2025
(Billions of dollars)
Current assets	$3.3
Properties, plant and equipment	73.7
Other assets	2.5
Total assets acquired	79.5
Current liabilities	3.1
Long-term debt(1)	10.0
Deferred income taxes	11.0
Other liabilities	2.4
Total liabilities assumed	26.5
Noncontrolling interest(2)	5.0
Net assets acquired / purchase price	$48.0
(1) Includes finance leases
(2) Related to Hess Midstream LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The long-term debt assumed in the transaction is detailed in the table below:

Principal
Hess Corporation	(Millions of dollars)
4.300% due 2027	$1,000
7.875% due 2029	467
7.300% due 2031	631
7.125% due 2033	540
6.000% due 2040	750
5.600% due 2041	1,250
5.800% due 2047	500
Total Hess Corporation Debt	$5,138

Hess Midstream Operations LP
5.125% due 2028	$550
5.875% due 2028	800
6.500% due 2029	600
4.250% due 2030	750
5.500% due 2030	400
Term loan and credit facility borrowings	646
Total Hess Midstream Operations LP Debt	$3,746

Unamortized discounts and debt issuance costs	(61)
Total Long-Term Debt Assumed	$8,823
Fair market value adjustment for debt acquired in the acquisition	247
Fair Market Value of Long-Term Debt Assumed	$9,070
The following table presents revenue and earnings for Hess since the acquisition date (July 18, 2025), for the periods presented. In addition to the loss quantified in the table, Chevron incurred incremental costs associated with the transaction, resulting in a total Hess-related impact of a loss of approximately $250 million in third quarter 2025. Excluding severance and other transaction related costs, Hess-related earnings were approximately $150 million in the quarter.

	Three Months Ended September 30	Nine Months Ended September 30
	2025	2025
	(Millions of dollars)
Sales and other operating revenue	$2,906	$2,906
Net Income (Loss) Attributable to Chevron Corporation	$(129)	$(129)
The following unaudited pro forma information presents the results of operations as if the acquisition of Hess had occurred January 1, 2024:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(Millions of dollars)
Sales and other operating revenue	$48,169	$51,668	$146,536	$153,234
Net Income (Loss) Attributable to Chevron Corporation	$3,539	$4,749	$9,617	$15,597
The unaudited pro forma information uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information. The pro forma information does not reflect any synergistic savings that might be achieved from combining the operations and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented. The pro forma results reflect pro forma adjustments primarily related to conforming Hess

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounting policies to Chevron’s, additional depreciation expense related to the fair value adjustment of the acquired property, plant and equipment, elimination of intercompany transactions and applicable income tax impacts.
See Item 1A. Risk Factors for a discussion of risks related to the Hess acquisition.
Note 19. Restructuring and Reorganization Costs
The following table summarizes the accrued severance liability on the Consolidated Balance Sheet, which include a third quarter increase of $166 million related to the Hess acquisition, with $114 million reported as “Selling, general and administrative expenses” and $52 million reported as “Operating expenses” on the Consolidated Statement of Income within the upstream segment. The balance is expected to be substantially settled by the end of 2026.

Amounts Before Tax
(Millions of dollars)
Balance at January 1, 2025	$990
Accruals/Adjustments	178
Payments	(307)
Balance at September 30, 2025	$861

Note 20. Asset Retirement Obligations
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
The following table indicates the changes to the company’s before-tax asset retirement obligations for the nine months ended September 30, 2025 and 2024:

	2025	2024
	(Millions of dollars)
Balance at January 1	$12,667	$13,833
Liabilities assumed in the Hess Corporation acquisition	1,682	—
Liabilities incurred	149	38
Liabilities settled	(902)	(1,795)
Reduction due to asset sales	(456)	(8)
Accretion expense	453	441
Revisions in estimated cash flows	296	(63)
Balance at September 30	$13,889	$12,446
The long-term portion of the $13.9 billion balance at September 30, 2025, was $12.6 billion.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter 2025 Compared with Third Quarter 2024
Key Financial Results

Earnings by Business Segment
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$1,282	$1,946	$4,558	$6,182
International	2,020	2,643	5,229	8,116
Total Upstream	3,302	4,589	9,787	14,298
Downstream
United States	638	146	1,145	879
International	499	449	1,054	1,096
Total Downstream	1,137	595	2,199	1,975
Total Segment Earnings	4,439	5,184	11,986	16,273
All Other	(900)	(697)	(2,457)	(1,851)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$3,539	$4,487	$9,529	$14,422

(1) Includes foreign currency effects.	$147	$(44)	$(339)	$(202)
(2) Income (loss) net of tax; also referred to as “earnings” in the discussions that follow.

Net income attributable to Chevron Corporation for third quarter 2025 was $3.5 billion ($1.82 per share — diluted), compared with $4.5 billion ($2.48 per share — diluted) in third quarter 2024. The net income attributable to Chevron Corporation for the first nine months of 2025 was $9.5 billion ($5.27 per share —diluted), compared with $14.4 billion ($7.88 per share — diluted) in the first nine months of 2024.
Upstream earnings in third quarter 2025 were $3.3 billion compared with $4.6 billion in the corresponding 2024 period. The decrease was mainly due to lower liquids realizations and lower affiliate earnings. Earnings for the first nine months of 2025 were $9.8 billion compared with $14.3 billion a year earlier. The decrease was mainly due to lower liquids realizations and lower affiliate earnings.
Downstream earnings in third quarter 2025 were $1.1 billion compared with $595 million in the corresponding 2024 period. The increase was mainly due to higher margins on refined product sales and lower operating expenses, partly offset by lower earnings from the 50 percent-owned Chevron Phillips Chemical Company. Earnings for the first nine months of 2025 were $2.2 billion compared with $2.0 billion a year earlier. The increase was mainly due to higher margins on refined product sales and lower operating expenses, partly offset by lower earnings from the 50 percent-owned Chevron Phillips Chemical Company.
Refer to “Results of Operations” for additional discussion of results by business segment and “All Other” activities for the third quarter and first nine months of 2025 versus the same period in 2024.

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
Some governments, companies, communities and other stakeholders are supporting efforts to address climate change. International initiatives and national, regional and state legislation and regulations that aim to directly or indirectly reduce GHG emissions are in various stages of design, adoption and implementation. These policies and programs can change the amount of energy consumed, the rate of energy-demand growth, the energy mix and the relative economics of one fuel versus another. Implementation of jurisdiction-specific policies and programs can be dependent on, and can affect the pace of, technological advancements; the granting of necessary permits by governing authorities; the availability and acceptability of cost-effective, verifiable carbon credits; the availability of suppliers that can meet our sustainability-related standards; evolving regulatory or other requirements affecting ESG standards or disclosures and evolving standards and regulations for tracking, reporting, marketing and advertising relating to emissions and emissions reductions and removals.
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
Chevron supports a global approach to governments addressing climate change and continues to take actions to help lower the carbon intensity of its operations while continuing to meet the demand for energy. Chevron believes that broad, market-based mechanisms are the most efficient approach to addressing GHG emissions reductions. Chevron integrates climate change-related issues and the regulatory and other responses to these issues into its strategy and planning, capital investment reviews and risk management tools and processes, where it believes they are applicable. They are also factored into the company’s long-range supply, demand and energy price forecasts. These forecasts reflect estimates of long-range effects from climate change-related policy actions, such as electric vehicle and renewable fuel penetration, energy efficiency standards and demand response to oil and natural gas prices.
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

continue to maintain flexibility in its portfolio to be responsive to changes in policy, technology, and customer and consumer preferences. Chevron aims to grow its oil and gas business, lower the carbon intensity of its operations and grow new energies businesses. To grow its new energies businesses, Chevron plans to leverage the company’s capabilities, assets, partnerships and customer relationships. The company’s oil and gas business may increase or decrease depending upon market, economic, legislative and regulatory forces, among other factors.
Chevron’s previously disclosed 2050 net zero upstream aspiration and GHG intensity targets through 2028 can be found on pages 36 through 37 of the company’s 2024 Annual Report on Form 10-K. In 2021, the company provided guidance on planned capital spend through 2028 to advance its lower carbon ambitions. From September 2021 through September 30, 2025, Chevron has spent approximately $8.2 billion on these efforts. Due to evolving market conditions, the company has determined that it will no longer provide forward-looking guidance with respect to planned lower carbon capital spend.
Chevron regularly evaluates its aspirations, targets and goals and expects to change or eliminate some of its aspirations, targets and goals for various reasons, including market conditions; its strategy or portfolio; and financial, operational, policy, reputational, legal and other factors. The company’s ability to achieve any aspiration, target or goal is subject to numerous risks and contingencies, many of which are outside of Chevron’s control and persist. Examples of such risks and contingencies include: (1) sufficient and substantial advances in technology, including progress of commercially viable technologies and low- or non-carbon-based energy sources; (2) laws, governmental regulation, policies, and other enabling actions, including those regarding subsidies, tax and other incentives as well as the granting of necessary permits by governing authorities; (3) the availability and acceptability of cost-effective, verifiable carbon credits; (4) the availability of suppliers that can meet our sustainability-related standards; (5) evolving regulatory requirements, including changes to IPCC’s Global Warming Potentials and the U.S. EPA Greenhouse Gas Reporting Program, affecting ESG standards or disclosures; (6) evolving standards for tracking and reporting on emissions and emissions reductions and removals; (7) customers’ and consumers’ preferences and use of the company’s products or substitute products; (8) actions taken by the company’s competitors in response to legislation and regulations; and (9) successful negotiations for carbon capture and storage and nature-based solutions with customers, suppliers, partners and governments. Please refer to the risk factors regarding our strategy, aspirations, targets, and disclosures related to environmental, social, and governance matters included on pages 23 through 27 of the company’s 2024 Annual Report on Form 10-K.
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
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (the “OBBBA”), which made significant changes to U.S. tax law. We do not expect that the tax provisions in the OBBBA will have a material impact on our results of operations, but we expect that the OBBBA will have a positive impact on Chevron’s cash flows.
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
Trends in the costs of goods and services vary by spend category. Chevron has applied inflation mitigation strategies to temper cost increases, including fixed price and index-based contracts. Lead times for key capital equipment remain long due to strong demand levels. Chevron has addressed equipment cost increases and long lead times by partnering with suppliers on demand planning, volume commitments, standardization, and scope optimization. The offshore market remains competitive for vessels and subsea equipment. In the United States, cost pressures for onshore drilling and completion equipment continue to ease.
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
The company has announced plans to achieve $2-3 billion in structural cost reductions by the end of 2026. These cost savings will largely come from optimizing the portfolio, leveraging technology to enhance productivity, and changing how and where work is performed, including expanded use of global capability centers. In relation to these efforts, the company recognized a restructuring charge in fourth quarter 2024.
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
Chevron has interests in Venezuelan assets operated by independent affiliates. Chevron has been conducting limited activities in Venezuela consistent with the authorization issued by the United States government. The financial results for Chevron’s business in Venezuela have been recorded as non-equity investments since 2020, where income is only recognized when cash is received, and production and reserves are not included in the company’s results. Crude oil liftings in Venezuela started in first quarter 2023, which positively impacted the company’s results. Between March 4, 2025, and July 21, 2025, Chevron activities were restricted under applicable general licenses. During this time and since July 21, 2025, Chevron has maintained its presence in Venezuela consistent with the U.S. government sanctions policy, and pursuant to this policy, expects to continue delivering a limited amount of crude oil to the U.S. from these affiliates during 2025. Further, current geopolitical tensions relating to Venezuela could have an impact on the company’s operations in Venezuela and, as a result, impact the company’s future results of operations.
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

Sources: Platts (crude) & Energy Intelligence (natural gas)

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $71 per barrel for the first nine months of 2025, compared with $83 per barrel during the first nine months of 2024, and ended October at about $65 per barrel. For every dollar change in Brent crude oil prices, the company’s annual after-tax earnings and cash flow sensitivity is approximately $450 million. The WTI price averaged $67 per barrel for the first nine months of 2025, compared to $78 per barrel in the first nine months of 2024, and ended October at about $61 per barrel. Crude oil prices weakened slightly in the third quarter as OPEC+ countries increased production, while production from non-OPEC+ countries also continued to grow.

The U.S. Henry Hub natural gas price averaged $3.49 per thousand cubic feet (MCF) for the first nine months of 2025, compared with $2.20 per MCF during the first nine months of 2024, and ended October at about $3.44 per MCF. In the U.S., mild summer weather and strong production resulted in natural gas storage levels remaining at the upper end of the five-year range during third quarter 2025, leading to lower U.S. Henry Hub prices relative to second quarter 2025.
Outside the United States, prices for natural gas also depend on regional supply and demand, regulatory circumstances and infrastructure conditions in local markets. The company’s long-term contract prices for liquified natural gas (LNG) are typically linked to crude oil prices. Most of the equity LNG offtake from the operated Australian LNG assets is committed under binding long-term contracts, with some sold in the Asian spot LNG market.
See page 41 for the company’s U.S. and international average realizations for the first nine months of 2025 and the same period last year.
Production The company’s worldwide net oil-equivalent production in the first nine months of 2025 averaged 3.61 million barrels per day, up 8 percent from a year ago as growth in TCO, the Permian Basin, and the Gulf of America, as well as the acquisition of Hess, was partly offset by the impacts of asset sales. About 22 percent of the company’s net oil-equivalent production in the first nine months of 2025 occurred in the OPEC+ member countries of Equatorial Guinea, Kazakhstan, Nigeria, and the Partitioned Zone between Saudi Arabia and Kuwait.
Refer to the “Results of Operations” section on page 35 for additional discussion of the company’s upstream business.
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
Refer to the “Results of Operations” section beginning on page 36 for additional discussion of the company’s downstream operations.
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
Noteworthy Developments
Certain noteworthy developments in recent months included the following:
•Guinea-Bissau - Entered agreement to explore two frontier exploration blocks.
•Guyana - Achieved first oil at Yellowtail, the fourth development in the offshore Stabroek Block.

•Guyana - Sanctioned the Hammerhead project, the seventh Stabroek Block development.
•Israel - Extended agreement to increase export of natural gas from Leviathan field in Israel to Egypt.
•Malaysia/Thailand JDA - Sold the company’s interest in Block A-18 at the joint development area.
•Peru - Entered agreement to explore three offshore blocks in Trujillo Basin.
•United States - Announced second long-term agreement to sell liquefied natural gas (LNG) to ENN Global Trading Pte. Ltd. in China, further strengthening the company’s LNG value chain.
•United States - Secured interest in Rome pipeline, connecting crude oil from the Gulf of America to the company’s U.S. Gulf Coast value chain.

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
Upstream

		Three Months Ended September 30		Nine Months Ended September 30
	Unit (1)	2025	2024	2025	2024
U.S. Upstream
Earnings	$MM	$1,282	$1,946	$4,558	$6,182
Net Oil-Equivalent Production	MBOED	2,040	1,605	1,792	1,584
Liquids Production	MBD	1,496	1,156	1,292	1,139
Natural Gas Production	MMCFD	3,265	2,694	2,997	2,665
Liquids Realization	$/BBL	$48.12	$54.86	$50.12	$57.33
Natural Gas Realization	$/MCF	$1.77	$0.55	$1.99	$0.85
(1) MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.
Three Month Periods Ended September 30, 2025 and 2024
U.S. upstream earnings decreased by $664 million primarily due to lower liquids realizations of $600 million and severance and other transaction costs related to the Hess acquisition of $245 million, partly offset by impacts from higher sales volumes of $250 million.
Net oil-equivalent production was up 435,000 barrels per day, or 27 percent. The increase was primarily due to the acquisition of Hess and higher production in the Permian Basin and Gulf of America.
Nine Month Periods Ended September 30, 2025 and 2024
U.S. upstream earnings decreased by $1.6 billion primarily due to lower liquids realizations of $1.7 billion, higher depreciation, depletion and amortization of $770 million, higher operating expenses of $730 million, and severance and other transaction costs related to the Hess acquisition of $245 million, partly offset by higher sales volumes of $1.0 billion, and higher natural gas realizations of $670 million.
Net oil-equivalent production was up 208,000 barrels per day, or 13 percent. The increase was primarily due to higher production in the Permian Basin and Gulf of America, and the acquisition of Hess, partly offset by lower production in the Rockies.

		Three Months Ended September 30		Nine Months Ended September 30
	Unit (2)	2025	2024	2025	2024
International Upstream
Earnings (1)	$MM	$2,020	$2,643	$5,229	$8,116
Net Oil-Equivalent Production	MBOED	2,046	1,759	1,822	1,750
Liquids Production	MBD	1,099	834	925	832
Natural Gas Production	MMCFD	5,674	5,550	5,382	5,513
Liquids Realization	$/BBL	$63.16	$70.59	$63.14	$72.70
Natural Gas Realization	$/MCF	$6.88	$7.46	$7.06	$7.20
(1) Includes foreign currency effects	$MM	$89	$13	$(283)	$(202)
(2) MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.

Three Month Periods Ended September 30, 2025 and 2024
International upstream earnings decreased by $623 million primarily due to lower affiliate earnings of $450 million, lower realizations of $370 million, and asset sales of $120 million, partly offset by earnings from legacy Hess of $330 million, primarily in Guyana.
Net oil-equivalent production was up 287,000 barrels per day, or 16 percent. The increase was primarily due to the acquisition of Hess and higher production in Kazakhstan as the Future Growth Project (FGP) at TCO maintained nameplate capacity, partly offset by impacts from asset sales in Canada and Republic of Congo.
Nine Month Periods Ended September 30, 2025 and 2024
International upstream earnings decreased by $2.9 billion primarily due to lower affiliate earnings of $1.6 billion, lower realizations of $760 million, and asset sales of $470 million. Foreign currency effects had an unfavorable impact on earnings of $81 million between periods. These items are partly offset by higher earnings from legacy Hess of $330 million, primarily in Guyana.
Net oil-equivalent production was up 72,000 barrels per day, or 4 percent. The increase was primarily due to higher production in Kazakhstan as FGP at TCO reached nameplate capacity, and the acquisition of Hess, partly offset by asset sales in Canada and Republic of Congo.
Downstream

		Three Months Ended September 30		Nine Months Ended September 30
	Unit *	2025	2024	2025	2024
U.S. Downstream
Earnings	$MM	$638	$146	$1,145	$879
Refinery Crude Unit Inputs	MBD	1,064	995	1,043	925
Refined Product Sales	MBD	1,303	1,312	1,325	1,296
* MBD — thousands of barrels per day.
Three Month Periods Ended September 30, 2025 and 2024
U.S. downstream earnings increased by $492 million primarily due to higher margins on refined product sales of $500 million and lower operating expenses of $150 million, partly offset by lower earnings from the 50 percent-owned Chevron Phillips Chemical Company (CPChem) of $130 million.
Refinery crude unit inputs were up 69,000 barrels per day, or 7 percent, primarily due to increased capacity at the Pasadena, Texas refinery upon completion of the Light Tight Oil project.
Refined product sales were down 9,000 barrels per day, or 1 percent, compared to the year-ago period.
Nine Month Periods Ended September 30, 2025 and 2024
U.S. downstream earnings increased by $266 million primarily due to higher margins on refined product sales of $390 million and lower operating expenses of $240 million, partly offset by lower earnings from CPChem of $350 million.
Refinery crude unit inputs were up 118,000 barrels per day, or 13 percent, primarily due to improved operational availability at the El Segundo, California refinery and increased capacity at the Pasadena, Texas refinery upon completion of the Light Tight Oil project.
Refined product sales were up 29,000 barrels per day, or 2 percent, compared to the year-ago period primarily due to higher demand for gasoline and jet fuel.

		Three Months Ended September 30		Nine Months Ended September 30
	Unit (2)	2025	2024	2025	2024
International Downstream
Earnings (1)	$MM	$499	$449	$1,054	$1,096
Refinery Crude Unit Inputs	MBD	663	628	648	643
Refined Product Sales	MBD	1,517	1,507	1,463	1,473
(1) Includes foreign currency effects	$MM	$42	$(55)	$(57)	$—
(2) MBD — thousands of barrels per day.
Three Month Periods Ended September 30, 2025 and 2024
International downstream earnings increased by $50 million primarily due to favorable foreign currency effects of $97 million, partly offset by lower margins on refined product sales of $80 million.
Refinery crude unit inputs were up 35,000 barrels per day, or 6 percent, from the year-ago period primarily due to lower turnaround activity at our affiliate refinery in Singapore.
Refined product sales were up 10,000 barrels per day, or 1 percent, from the year-ago period.
Nine Month Periods Ended September 30, 2025 and 2024
International downstream earnings decreased by $42 million primarily due to unfavorable foreign currency effects of $57 million.
Refinery crude unit inputs were up 5,000 barrels per day, or 1 percent.
Refined product sales were down 10,000 barrels per day, or 1 percent.
All Other

		Three Months Ended September 30		Nine Months Ended September 30
	Unit	2025	2024	2025	2024
All Other
Earnings/(Charges)*	$MM	$(900)	$(697)	$(2,457)	$(1,851)

* Includes foreign currency effects		$16	$(2)	$1	$—
Three Month Periods Ended September 30, 2025 and 2024
Net charges increased by $203 million primarily due to higher interest expense, transaction costs related to the Hess acquisition and pension curtailment costs, partly offset by a favorable fair market valuation adjustment for the investment in Hess common stock of $160 million.
Nine Month Periods Ended September 30, 2025 and 2024
Net charges increased by $606 million primarily due to higher interest expense and transaction costs related to the Hess acquisition.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(Millions of dollars)
Sales and other operating revenues	$48,169	$48,926	$138,645	$145,080
Sales and other operating revenues in third quarter and the nine-month period 2025 decreased slightly mainly due to lower crude oil and refined product prices, partially offset by higher crude oil and refined product sales volumes and higher natural gas prices and volumes.

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(Millions of dollars)
Income from equity affiliates	$981	$1,261	$2,337	$3,908
Income from equity affiliates in third quarter and the nine-month period 2025 decreased mainly due to lower upstream-related earnings from TCO in Kazakhstan as higher liftings from the FGP project were more than offset by higher depreciation, depletion and amortization and lower realizations, and lower downstream-related earnings from CPChem primarily due to lower chemicals margins.

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(Millions of dollars)
Other income (loss)	$576	$482	$1,176	$1,578
Other income (loss) in third quarter 2025 increased primarily due to a favorable swing in foreign currency effects and a favorable fair value adjustment for the investment in Hess common stock, partially offset by lower income from Venezuela. Other income (loss) in the nine-month period 2025 decreased mainly due to an unfavorable swing in foreign currency effects and lower income from Venezuela.

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(Millions of dollars)
Purchased crude oil and products	$27,398	$30,450	$82,866	$89,058
Purchased crude oil and products decreased in third quarter 2025 primarily due to lower crude oil and refined product prices and lower refined product volumes, partially offset by higher crude oil and natural gas volumes. Purchased crude oil and products decreased in the nine-month period primarily due to lower crude oil and refined product prices and lower refined product volumes, partially offset by higher crude oil volumes and higher natural gas prices and volumes.

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(Millions of dollars)
Operating, selling, general and administrative expenses	$9,058	$7,886	$24,250	$23,091
Operating, selling, general and administrative expenses in third quarter and for the nine-month period 2025 increased primarily due to the addition of Hess in the quarter and higher professional service fees.

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(Millions of dollars)
Exploration expenses	$288	$154	$727	$546
Exploration expenses in third quarter and the nine-month period 2025 increased primarily due to higher geological and geophysical engineering costs and higher dry hole expenses.

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(Millions of dollars)
Depreciation, depletion and amortization	$5,781	$4,214	$14,248	$12,309
Depreciation, depletion and amortization expenses in third quarter and the nine-month period 2025 increased primarily due to higher production and higher rates.

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(Millions of dollars)
Taxes other than on income	$1,347	$1,263	$3,903	$3,575
Taxes other than on income in third quarter and the nine-month period 2025 increased primarily due to higher excise taxes related to downstream activities.

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(Millions of dollars)
Interest and debt expense	$370	$164	$856	$395
Interest and debt expenses in third quarter and the nine-month period 2025 increased mainly due to a higher debt balance compared to last year, including the debt assumed from the Hess acquisition.

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(Millions of dollars)
Other components of net periodic benefit costs	$70	$49	$164	$145
Other components of net periodic benefit costs in third quarter and the nine-month period 2025 were higher mainly due to higher pension curtailment charges.

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(Millions of dollars)
Income tax expense/(benefit)	$1,801	$1,993	$5,504	$6,957
The company’s decrease in income tax expense for third quarter 2025 of $192 million was primarily due to the decrease in total income before tax of $1.1 billion.
U.S. income before tax decreased from $1.8 billion in third quarter 2024 to $1.3 billion in third quarter 2025. This $538 million decrease in income was primarily driven by a loss related to legacy Hess, due in part from severance and transaction costs, and lower upstream realizations, partially offset by the impacts from higher upstream sales volumes and higher downstream margins. The decrease in income had a direct impact on the company’s U.S. income tax, resulting in a decrease in income tax expense of $226 million between year-over-year periods, from $460 million in 2024 to $234 million in 2025.
International income before tax decreased from $4.7 billion in third quarter 2024 to $4.1 billion in third quarter 2025. This $537 million decrease in income was primarily driven by lower upstream realizations, asset sale impacts and lower affiliate income, partially offset by legacy Hess earnings, primarily in Guyana. Despite the decrease in income, the company’s international income tax expense increased by $34 million between year-over-year periods, from $1.5 billion in 2024 to $1.6 billion in 2025, primarily due to current period unfavorable tax items.
The company’s decrease in income tax expense for the first nine months of 2025 of $1.5 billion was primarily due to the decrease in the total income before tax of $6.3 billion.
U.S. income before tax decreased between the nine-month periods, from $6.9 billion in 2024 to $4.3 billion in 2025. This $2.6 billion decrease in income was primarily driven by lower upstream realizations, lower affiliate income and legacy Hess severance and transaction costs, partially offset by the impacts of higher upstream sales volumes and higher downstream sales margins. The decrease in income had a direct impact on the company’s U.S. income tax, resulting in a decrease in income tax expense of $737 million between the nine-month periods, from $1.8 billion in 2024 to $1.0 billion in 2025.
International income before tax decreased between the nine-month periods, from $14.5 billion in 2024 to $10.9 billion in 2025. This $3.7 billion decrease in income was primarily driven by lower affiliate income, asset sale impacts, and lower upstream realizations. The decrease in income had a direct impact on the company’s international income tax, resulting in a decrease in income tax expense of $716 million between year-over-year periods, from $5.2 billion in 2024 to $4.5 billion in 2025.
Additional information related to the company’s effective income tax rate is included in Note 10 Income Taxes to the Consolidated Financial Statements.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
		Three Months Ended September 30		Nine Months Ended September 30
	Unit	2025	2024	2025	2024
U.S. Upstream
Net crude oil and natural gas liquids production	MBD	1,496	1,156	1,292	1,139
Net natural gas production(3)	MMCFD	3,265	2,694	2,997	2,665
Net oil-equivalent production	MBOED	2,040	1,605	1,792	1,584
Sales of natural gas	MMCFD	6,031	5,378	5,683	5,253
Sales of natural gas liquids	MBD	516	481	513	460
Revenue from net production
Crude	$/BBL	$62.93	$73.04	$64.52	$75.30
NGLs	$/BBL	$18.06	$18.34	$19.67	$19.33
Liquids (weighted average of Crude and NGLs)	$/BBL	$48.12	$54.86	$50.12	$57.33
Natural gas	$/MCF	$1.77	$0.55	$1.99	$0.85
International Upstream
Net crude oil and natural gas liquids production(4)	MBD	1,099	834	925	832
Net natural gas production(3)	MMCFD	5,674	5,550	5,382	5,513
Net oil-equivalent production(4)	MBOED	2,046	1,759	1,822	1,750
Sales of natural gas	MMCFD	5,682	5,576	5,523	5,579
Sales of natural gas liquids	MBD	127	147	124	132
Revenue from liftings
Crude	$/BBL	$64.84	$72.82	$64.96	$75.09
NGLs	$/BBL	$18.67	$27.44	$22.07	$23.95
Liquids (weighted average of Crude and NGLs)	$/BBL	$63.16	$70.59	$63.14	$72.70
Natural gas	$/MCF	$6.88	$7.46	$7.06	$7.20
U.S. and International Upstream
Total net oil-equivalent production(4)	MBOED	4,086	3,364	3,614	3,334
U.S. Downstream
Gasoline sales(5)	MBD	676	684	688	666
Other refined product sales	MBD	627	628	637	630
Total refined product sales	MBD	1,303	1,312	1,325	1,296
Sales of natural gas	MMCFD	26	37	32	31
Sales of natural gas liquids	MBD	29	21	25	22
Refinery crude unit inputs	MBD	1,064	995	1,043	925
International Downstream
Gasoline sales(5)	MBD	336	335	351	335
Other refined product sales	MBD	793	782	735	747
Share of affiliate sales	MBD	388	390	377	391
Total refined product sales	MBD	1,517	1,507	1,463	1,473
Sales of natural gas	MMCFD	—	—	1	—
Sales of natural gas liquids	MBD	109	152	119	136
Refinery crude unit inputs	MBD	663	628	648	643
(1) Includes company share of equity affiliates.
(2)  MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOED — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFD):
United States		77	66	62	61
International		592	551	575	542
(4) Includes net production of synthetic oil:
Canada		—	48	—	49
(5) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $7.7 billion at September 30, 2025, and $6.8 billion at year-end 2024. The company holds its cash with a diverse group of major financial institutions and has processes and safeguards in place to manage its cash balances and mitigate the risk of loss. Cash provided by operating activities in the first nine months of 2025 was $23.2 billion, compared with $22.8 billion in the year-ago period. Between January and March 2025, Chevron purchased 15.38 million shares of Hess common stock in open market transactions for approximately $2.2 billion. Capital expenditures totaled $12.1 billion in the first nine months of 2025, in line with the year-ago period. Proceeds and deposits related to asset sales and returns of investment totaled $1.5 billion in the first nine months of 2025, compared to $620 million in the year-ago period. Net repayment (borrowing) of loans by equity affiliates included an inflow of $798 million in the first nine months of 2025 due to a loan repayment from TCO, compared with an outflow of $157 million in the year-ago period.
Dividends The company paid dividends of $9.3 billion to common stockholders during the first nine months of 2025. In October 2025, the company declared a quarterly dividend of $1.71 per common share, payable in December 2025.
Debt and Finance Lease Liabilities Chevron’s total debt and finance lease liabilities were $41.5 billion at September 30, 2025, up from $24.5 billion at December 31, 2024. The company issued $11.0 billion of public bonds and retired $3.3 billion of public bonds at maturity while reducing commercial paper balances. In third quarter 2025, the company also assumed $10.0 billion of debt and finance lease liabilities as part of the Hess acquisition, including approximately $3.7 billion related to Hess Midstream Operations LP that is non-recourse to Chevron Corporation.
The company’s primary source for working capital needs is its commercial paper program. The outstanding balance for the company’s commercial paper program at September 30, 2025, was $4.8 billion, compared with $5.4 billion at December 31, 2024. The company’s debt and finance lease liabilities due within one year, consisting primarily of commercial paper, the current portion of long-term debt and redeemable long-term obligations, totaled $11.8 billion at September 30, 2025, and $12.7 billion at December 31, 2024. Of these amounts, $8.25 billion was reclassified to long-term at both September 30, 2025, and December 31, 2024. At September 30, 2025, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to continually refinance them.
At September 30, 2025, the company had $8.25 billion in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations. The credit facilities allow the company the option to convert outstanding short-term obligations into a term loan for a period of up to one year from the facilities termination date. This supports commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the Secured Overnight Financing Rate (SOFR), or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at September 30, 2025. In addition, the company has an automatic shelf registration statement that expires in November 2027 for an unspecified amount of nonconvertible debt securities issued by Chevron Corporation or CUSA.
The major debt rating agencies routinely evaluate the company’s debt, and the company’s cost of borrowing can increase or decrease depending on these debt ratings. The company has outstanding bonds issued by Chevron Corporation, CUSA, Texaco Capital Inc., Noble Energy, Inc., and Hess Corporation. The securities that are the obligations of, or guaranteed by, Chevron Corporation carry an AA- rating by Standard and Poor’s Corporation (S&P) and an Aa2 rating by Moody’s Investors Service (Moody’s). The company’s U.S. commercial paper is rated A-1+ by S&P and P-1 by Moody’s. All of these ratings denote high-quality, investment-grade securities.

The company’s future debt level is dependent primarily on results of operations, cash that may be generated from asset dispositions, the capital program, lending commitments to affiliates, loan repayments from affiliates, and shareholder distributions. Based on its high-quality debt ratings, the company believes that it has substantial borrowing capacity to meet unanticipated cash requirements. During extended periods of low prices for crude oil and natural gas and narrow margins for refined products and commodity chemicals, the company has the flexibility to modify capital spending plans, discontinue or curtail the stock repurchase program, sell assets, and increase borrowings to continue paying the common stock dividend. The company remains committed to retaining high-quality debt ratings.
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

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$70,569	$96,035
Sales and other operating revenues - related party	27,137	43,562
Total costs and other deductions	70,405	102,116
Total costs and other deductions - related party	24,459	35,454
Net income (loss)	$28,784	$73,119

	At September 30, 2025	At December 31, 2024
	(Millions of dollars) (unaudited)
Current assets	$19,066	$16,918
Current assets - related party	7,586	2,626
Other assets	55,324	57,921
Current liabilities	26,668	30,563
Current liabilities - related party	24,078	22,997
Other liabilities	29,223	23,719
Total net equity (deficit)	$2,007	$186
Common Stock Repurchase Program On January 25, 2023, the Board of Directors authorized the repurchase of the company’s shares of common stock in an aggregate amount of $75 billion (the “2023 Program”). The 2023 Program took effect on April 1, 2023, and does not have a fixed expiration date. In the aggregate, the company has repurchased 231.1 million shares for $35.5 billion under the 2023 Program, including 16.6 million shares repurchased for $2.6 billion in third quarter 2025. This excludes 15.38 million shares of Hess that were purchased for $2.2 billion in first quarter 2025 and cancelled in connection with the closing of the company’s acquisition of Hess. In addition, the company paid $146 million in excise taxes related to 2024 buybacks in second quarter 2025. Chevron expects share repurchases in the fourth quarter 2025 to be between $2.5-$3.0 billion.
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

Noncontrolling Interests The company had noncontrolling interests of $5.8 billion at September 30, 2025, and $839 million at December 31, 2024, including non-controlling interest in Hess Midstream LP post-acquisition.
Financial Ratios and Metrics

	At September 30, 2025	At December 31, 2024
Current Ratio (1)	1.2	1.1
Debt Ratio	18.0%	13.9%
Net Debt Ratio (2)	15.1%	10.4%
(1) At September 30, 2025, the book value of inventory was lower than replacement cost.
(2) Net Debt Ratio for September 30, 2025, is calculated as short-term debt of $3.6 billion plus long-term debt of $38.0 billion (together, “total debt”) less cash and cash equivalents, time deposits, and marketable securities of $7.7 billion as a percentage of total debt less cash and cash equivalents, time deposits, and marketable securities, plus Chevron Corporation Stockholders’ Equity of $189.8 billion. For the December 31, 2024, calculation, please refer to page 53 of Chevron’s 2024 Annual Report on Form 10-K.

	Nine Months Ended September 30
	2025	2024
	(Millions of dollars)
Net cash provided by operating activities	$23,150	$22,797
Less: Capital expenditures	(12,083)	(12,110)
Free Cash Flow	$11,067	$10,687
Pension Obligations Information related to pension plan contributions is included in Note 8 Employee Benefits to the Consolidated Financial Statements.
Capital Expenditures The company’s capital expenditures (capex) primarily includes additions to fixed assets or investments for the company’s consolidated subsidiaries and is disclosed in the Consolidated Statement of Cash Flows. Capex was $12.1 billion in the first nine months of 2025, slightly lower than the $12.1 billion in the corresponding 2024 period. Lower spend in downstream businesses was largely offset by higher upstream investment related to legacy Hess assets and the acquisition of lithium acreage.
Affiliate Capital Expenditures The company’s affiliate capital expenditures (affiliate capex) primarily includes additions to fixed assets or investments in the equity affiliate’s financial statements and does not require cash outlays by the company. Third quarter 2025 affiliate capex was $136 million lower than third quarter 2024 and year-to-date 2025 affiliate capex was $455 million lower than the year-ago period due to lower spend at TCO.

Capex and Affiliate Capex by Business Segment
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Capex	(Millions of dollars)
United States
Upstream	$2,383	$2,349	$7,209	$7,126
Downstream	133	349	442	1,116
All Other	112	93	286	274
Total United States	2,628	2,791	7,937	8,516
International
Upstream	1,732	1,212	3,967	3,462
Downstream	72	47	139	124
All Other	12	5	40	8
Total International	1,816	1,264	4,146	3,594
Capex	$4,444	$4,055	$12,083	$12,110
Affiliate Capex
Upstream	$214	$329	$593	$1,110
Downstream	215	236	766	704
Affiliate Capex	$429	$565	$1,359	$1,814

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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the nine months ended September 30, 2025, does not differ materially from that discussed under Item 7A of Chevron’s 2024 Annual Report on Form 10-K.

Item 4.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2025.
(b) Changes in internal control over financial reporting
In the third quarter of 2025, the company significantly progressed a multi-year implementation of an updated global enterprise resource planning (ERP) system. As a result, the company made corresponding changes to its business processes and information systems, updating applicable internal control over financial reporting where necessary.
Except with respect to the ongoing implementation of ERP systems, there were no changes in the company’s internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
Item 103 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission (SEC) requires disclosure of certain legal proceedings that involve governmental authorities as a party and that the company reasonably believes would result in $1.0 million or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceeding includes those matters relating to third quarter 2025 and any material developments with respect to matters previously reported in Chevron’s 2024 Annual Report on Form 10-K.
In February 2025, the United States Department of Justice notified Hess Corporation of alleged Clean Water Act violations relating to Hess’s National Pollutant Discharge Elimination System permit covering operations in Hess facilities in the Gulf of America. Resolution of the alleged violations may result in the payment of a civil penalty of $1.0 million or more.
Please see information related to other legal proceedings in Note 11 Litigation.
Item 1A.Risk Factors
Some inherent risks could materially impact the company’s results of operations or financial condition. Information about risk factors for the nine months ended September 30, 2025, does not differ materially from that set forth under the heading “Risk Factors” on pages 20 through 27 of the company’s 2024 Annual Report on Form 10-K, other than as reflected in the risk factor below.
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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1,2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2023 Program (2) (Billions of dollars)
July 1 - July 31, 2025	5,326,866	$151.39	5,324,930	$41.3
August 1 - August 31, 2025	5,565,175	$154.69	5,563,870	$40.4
September 1 - September 30, 2025	5,731,240	$156.85	5,731,200	$39.5
Total	16,623,281	$154.38	16,620,000
(1) Includes common shares repurchased from participants in the company’s executive compensation plans for personal income tax withholdings.
(2) Refer to “Liquidity and Capital Resources” for additional information regarding the company’s authorized stock repurchase program.

Item 5.Other Information
Rule 10b5-1 Plan Elections
During the three months ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 6.Exhibits

Exhibit Index
Exhibit Number	Description
4.1
Fourth Supplemental Indenture, dated as of August 13, 2025, among Chevron U.S.A. Inc., Chevron Corporation, as guarantor, and Deutsche Bank Trust Company Americas, as trustee, filed as Exhibit 4.2 to Chevron Corporation’s Current Report on Form 8-K filed August 13, 2025, and incorporated herein by reference.

4.2
Forms of 3.950% Notes Due 2027, 4.050% Notes Due 2028, Floating Rate Notes Due 2028-B, 4.300% Notes Due 2030, Floating Rate Notes due 2030, 4.500% Notes Due 2032 and 4.850% Notes Due 2035, contained in Exhibit 4.2 to Chevron Corporation’s Current Report on Form 8-K filed August 13, 2025, and incorporated herein by reference.

10.1+*	Aircraft Time-Sharing Agreement, dated as of February 24, 2015, between Hess Corporation and John B. Hess.
10.2*	Transition Services Agreement, dated as of July 14, 2025, between Chevron U.S.A. Inc. and HFO Holdings LLC.
10.3*	Amendment One to Transition Services Agreement, dated as of August 27, 2025, between Chevron U.S.A. Inc. and HFO Holdings LLC.
10.4*	Membership Interest Purchase Agreement, dated as of September 10, 2025, between Hess Corporation and JBH Ventures, LLC.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer
32.1**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Executive Officer
32.2**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Financial Officer
101*	Interactive data files (formatted as Inline XBRL)
104*	Cover Page Interactive Data File (contained in Exhibit 101)
____________________________________________
+ Indicates a management contract or compensatory plan or arrangement.
*    Filed herewith.
**     Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVRON CORPORATION (REGISTRANT)

/S/ ALANA K. KNOWLES
Alana K. Knowles, Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: November 6, 2025