Form 10-K
period 2025-12-31
CHEVRON CORP
filed 2026-02-24
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐       No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter — $247.4 billion (As of June 30, 2025)
 Number of Shares of Common Stock outstanding as of February 6, 2026 — 1,995,385,539
DOCUMENTS INCORPORATED BY REFERENCE
(To The Extent Indicated Herein)
Notice of the 2026 Annual Meeting and 2026 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, in connection with the company’s 2026 Annual Meeting of Stockholders (in Part III)

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
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
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for the company’s products, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries and other producing countries; technological advancements; changes to government policies in the countries in which the company operates; public health crises, such as pandemics and epidemics, and any related government policies and actions; disruptions in the company’s global supply chain, including supply chain constraints and escalation of the cost of goods and services; changing economic, regulatory and political environments in the various countries in which the company operates, including Venezuela; general domestic and international economic, market and political conditions, including the conflict between Russia and Ukraine, the conflict in the Middle East and the global response to these hostilities; changing refining, marketing and chemicals margins; the company’s ability to realize anticipated cost savings and efficiencies associated with enterprise structural cost reduction initiatives; actions of competitors or regulators; timing of exploration expenses; changes in projected future cash flows; timing of crude oil liftings; uncertainties about the estimated quantities of crude oil, natural gas liquids and natural gas reserves; the competitiveness of alternate-energy sources or product substitutes; pace and scale of the development of large carbon capture and storage and offset markets; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes undertaken or required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures related to greenhouse gas emissions and climate change; the potential liability resulting from pending or future litigation; the company’s ability to achieve the anticipated benefits from the acquisition of Hess Corporation; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, taxes and tax audits, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; higher inflation and related impacts; material reductions in corporate liquidity and access to debt markets; changes to the company’s capital allocation strategies; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 21 through 27 in this report, and as updated in the future. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

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
Overview of Petroleum Industry
Petroleum industry operations and profitability are influenced by many factors. Prices for crude oil, natural gas, liquefied natural gas (LNG), petroleum products and petrochemicals are generally determined by supply and demand. Production levels from the members of Organization of Petroleum Exporting Countries (OPEC), Russia and the United States are major factors in determining worldwide supply. Demand for crude oil and its products and for natural gas is largely driven by the conditions of local, national and global economies, although weather patterns, the pace of energy transition and taxation relative to other energy sources also play a significant part. Laws and governmental policies, particularly in the areas of taxation, energy and the environment, affect where and how companies invest, conduct their operations, select feedstocks, and formulate their products and, in some cases, limit their profits directly.
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
Chevron’s Strategic Direction
Chevron’s strategy is to leverage our strengths to safely deliver lower carbon energy to a growing world. Our objective is to safely deliver higher returns, lower carbon and superior shareholder value in any business environment. We are leveraging our capabilities, assets, partnerships and customer relationships as we aim to grow our oil and gas business, lower the carbon intensity of operations and grow new energies businesses.
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
Human Capital Management
The Chevron Way explains the company’s purpose, vision and values. It guides how the company’s employees work and establishes a common understanding of culture and aspirations.
Chevron leadership is accountable for investing in the company’s people and culture with the objective of engaging employees to develop their full potential to help deliver energy solutions and enable human progress.
The following table summarizes the number of Chevron employees by sex, where data is available, and by region as of December 31, 2025.

	At December 31, 2025
	Female		Male		Data not available*		Total Employees
	Number of Employees	Percentage	Number of Employees	Percentage	Number of Employees	Percentage	Number of Employees	Percentage
Non-Service Station Employees
U.S.	4,645	24%	14,703	76%	18	—%	19,366	45%
Other Americas	1,305	33%	2,632	67%	8	—%	3,945	9%
Africa	531	16%	2,779	84%	1	—%	3,311	8%
Asia	2,732	35%	5,161	65%	12	—%	7,905	18%
Australia	480	26%	1,396	74%	3	—%	1,879	5%
Europe	401	28%	1,028	71%	25	1%	1,454	3%
Total Non-Service Station Employees	10,094	27%	27,699	73%	67	—%	37,860	88%
Service Station Employees	2,344	45%	2,314	45%	521	10%	5,179	12%
Total Employees	12,438	29%	30,013	70%	588	1%	43,039	100%
* Includes employees where data was not collected or employee chose not to disclose.
Chevron’s approach to attracting, developing and retaining a skilled and diverse global workforce is grounded in creating an environment that supports growth, engagement and operational excellence.
The company’s philosophy is to offer compelling career opportunities and a competitive total compensation and benefits package linked to individual and enterprise performance.
Chevron seeks to foster an inclusive work environment that values the uniqueness and diversity of individual talents, experiences and ideas. Chevron rejects the use of quotas, focuses on removing barriers to opportunity and makes selection decisions based on merit.
Leader accountability and employee engagement remain key indicators of organizational health. Regular employee surveys help monitor engagement, support operational excellence, and track progress in culture, competitive performance, and execution.
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

Description of Business and Properties
The upstream and downstream activities of the company and its equity affiliates are widely dispersed geographically, with operations and projects2 in North America, South America, Europe, Africa, Asia and Australia. These activities are managed by the Oil, Products and Gas organization. Tabulations of segment income statements for the three years ended December 31, 2025, and assets as of the end of 2025 and 2024 — for the United States and the company’s international geographic areas — are in Note 14 Operating Segments and Geographic Data to the Consolidated Financial Statements. Similar comparative data for the company’s investments in and income from equity affiliates and property, plant and equipment are in Note 15 Investments and Advances and Note 18 Property, Plant and Equipment. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the company’s Capital Expenditures. Throughout the document, certain totals and percentages may not sum to their component parts due to rounding.

Upstream
Reserves
Refer to Table V for a tabulation of the company’s proved reserves by geographic area for each year-end from 2023 through 2025. Reserves governance, technologies used in establishing proved reserves additions, and major changes to proved reserves by geographic area for the three-year period ended December 31, 2025, are summarized in the discussion for Table V. Discussion is also provided regarding the nature of, status of, and planned future activities associated with the development of proved undeveloped reserves. The company recognizes reserves for projects with various development periods, sometimes exceeding five years. The external factors that impact the duration of a project include scope and complexity, remoteness or adverse operating conditions, infrastructure constraints, and contractual limitations.
The company’s proved reserves at year-end 2025 were approximately 10.6 billion barrels of oil-equivalent (BOE), eight percent higher than 2024. The largest additions were from the acquisition of Hess Corporation (Hess) and extensions and discoveries in shale and tight assets in the Permian Basin, and project approvals in Australia and Guyana. At December 31, 2025, 43 percent of the company’s net proved oil-equivalent reserves were located in the United States, 15 percent were located in Australia and 11 percent were located in Kazakhstan.
The net proved reserve balances at the end of each of the three years 2023 through 2025 are shown in the following table:

	At December 31
	2025	2024	2023
Crude Oil, Condensate and Synthetic Oil — Millions of barrels
Consolidated Companies	3,608	3,027	3,770
Affiliated Companies	761	889	1,007
Total Crude Oil, Condensate and Synthetic Oil	4,369	3,916	4,777
Natural Gas Liquids — Millions of barrels
Consolidated Companies	1,271	1,075	1,138
Affiliated Companies	77	84	91
Total Natural Gas Liquids	1,348	1,159	1,229
Natural Gas — Billions of cubic feet
Consolidated Companies	27,642	26,526	28,318
Affiliated Companies	1,603	1,849	2,063
Total Natural Gas	29,245	28,375	30,381
Oil-Equivalent — Millions of barrels*
Consolidated Companies	9,486	8,523	9,628
Affiliated Companies	1,105	1,281	1,441
Total Oil-Equivalent	10,591	9,804	11,069
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

Average Sales Prices and Production Costs per Unit of Production
Refer to Table IV for the company’s average sales price per barrel of crude (including crude oil and condensate) and natural gas liquids (NGLs) and per thousand cubic feet of natural gas produced, and the average production cost per oil-equivalent barrel for 2025, 2024 and 2023.
Gross and Net Productive Wells
The following table summarizes gross and net productive wells at year-end 2025 for the company and its affiliates:

	At December 31, 2025
	Productive Oil Wells[1]		Productive Gas Wells[1]
	Gross	Net	Gross	Net
United States	37,907	24,534	1,901	1,528
Other Americas	1,123	564	—	—
Africa	1,635	623	46	18
Asia	1,750	834	1,432	455
Australia	532	299	121	34
Europe	33	6	—	—
Total Consolidated Companies	42,980	26,860	3,500	2,035
Affiliates[2]	1,640	592	—	—
Total Including Affiliates	44,620	27,452	3,500	2,035
Multiple completion wells included above	703	395	147	115
[1] Gross wells represent the total number of wells in which Chevron has an ownership interest. Net wells represent the sum of Chevron’s ownership interest in gross wells.
[2] Includes gross 1,396 and net 470 productive oil wells for interests accounted for by the non-equity method.

Production Outlook
The company estimates its average worldwide oil-equivalent production in 2026 to increase 7 to 10 percent over 2025, assuming a Brent crude oil price of $60 per barrel and excluding the impact of asset sales. This includes a full-year contribution from Hess assets. This estimate is subject to many factors and uncertainties, as described beginning on page 39. Refer to the Review of Ongoing Exploration and Production Activities in Key Areas for a discussion of the company’s major crude oil and natural gas development projects.
Acreage
At December 31, 2025, the company owned or had under lease or similar agreements undeveloped and developed crude oil and natural gas properties throughout the world. The geographical distribution of the company’s acreage is shown in the following table:

	Undeveloped[2]		Developed		Developed and Undeveloped
Thousands of acres[1]	Gross	Net	Gross	Net	Gross	Net
United States	4,256	3,707	4,982	3,293	9,238	7,000
Other Americas	29,532	16,027	1,152	303	30,684	16,330
Africa	18,460	11,157	1,283	519	19,743	11,676
Asia	13,417	6,350	1,186	490	14,603	6,840
Australia	3,332	2,597	2,010	771	5,342	3,368
Europe	106	21	12	2	118	23
Total Consolidated Companies	69,103	39,859	10,625	5,378	79,728	45,237
Affiliates[3]	693	287	111	51	804	338
Total Including Affiliates	69,796	40,146	10,736	5,429	80,532	45,575
[1] Gross acres represent the total number of acres in which Chevron has an ownership interest. Net acres represent the sum of Chevron’s ownership interest in gross acres.
[2] The gross undeveloped acres that will expire in 2026, 2027 and 2028 if production is not established by certain required dates are 4,919, 12,250, and 2,968, respectively.
[3] Includes gross 405 and net 143 undeveloped and gross 19 and net 5 developed acreage for interests accounted for by the non-equity method.

Net Production of Crude Oil, Natural Gas Liquids and Natural Gas
The following table summarizes the net production of crude oil, NGLs and natural gas for 2025 and 2024 by the company and its affiliates. Worldwide oil-equivalent production of 3.7 million barrels per day in 2025 was up approximately 12 percent from 2024, mainly due to the acquisition of Hess, completion of the Future Growth Project at Tengizchevroil (TCO), record production in the Permian Basin, and ramp-up of production in the Gulf of America, partially offset by asset sales in Canada and the Republic of Congo. Refer to the Results of Operations section for a detailed discussion of the factors explaining the changes in production for liquids (including crude oil, condensate, NGLs and synthetic oil) and natural gas, and refer to Table V for information on annual production by geographical region.

			Components of Oil-Equivalent
	Oil-Equivalent		Crude Oil		Natural Gas Liquids		Natural Gas
Thousands of barrels per day (MBD)	(MBD)[1]		(MBD)[2]		(MBD)		(MMCFD)
Millions of cubic feet per day (MMCFD)	2025	2024	2025	2024	2025	2024	2025	2024
United States	1,858	1,599	906	782	436	370	3,099	2,684
Other Americas
Argentina	65	51	52	43		—	74	47
Canada[3,4]	48	132	46	104		6	10	131
Guyana[5]	120	—	119	—		—	10
Total Other Americas	233	183	217	147	—	6	94	178
Africa
Angola	58	64	47	52	4	4	45	48
Equatorial Guinea	37	46	7	9	4	5	155	191
Nigeria	134	129	92	96	5	3	220	183
Republic of Congo	—	28	—	26		—		10
Total Africa	229	267	146	183	13	12	420	432
Asia
Bangladesh	85	99	2	3		—	494	577
China	23	29		7		—	139	132
Israel	98	100	1	1		—	581	592
Kazakhstan	46	45	28	26		—	106	113
Malaysia / JDA[6]	17	—	2	—			92	—
Myanmar[7]	—	4	—	—		—	—	22
Partitioned Zone	65	61	65	60		—	2	5
Thailand	47	47	14	14		—	199	200
Total Asia	381	385	112	111	—	—	1,613	1,641
Australia
Australia	472	479	37	40	1	2	2,605	2,625
Total Australia	472	479	37	40	1	2	2,605	2,625
Europe
United Kingdom	12	12	11	11		—	7	7
Total Europe	12	12	11	11	—	—	7	7
Total Consolidated Companies	3,185	2,925	1,429	1,274	450	390	7,838	7,567
Affiliates[8]	538	413	398	286	27	25	677	611
Total Including Affiliates[9]	3,723	3,338	1,827	1,560	477	415	8,515	8,178

[1] Oil-equivalent conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil.
[2] Includes crude oil, condensate and synthetic oil.
[3] Includes synthetic oil:	—	46	—	46	—	—	—	—
[4] Canada Duvernay shale and AOSP assets were sold in December 2024.
[5] Chevron acquired Guyana assets as part of the acquisition of Hess in July 2025.
[6] Chevron acquired assets in Malaysia and the Joint Development Area with Thailand (JDA) as part of the acquisition of Hess in July 2025. JDA was sold immediately following the acquisition.
[7] Chevron withdrew from Myanmar in April 2024.
[8] Volumes represent Chevron’s share of production by affiliates, including Tengizchevroil in Kazakhstan and Angola LNG in Angola.
[9] Volumes include natural gas consumed in operations of 646 million and 609 million cubic feet per day in 2025 and 2024, respectively. Total “as sold” natural gas volumes were 7,869 million and 7,569 million cubic feet per day for 2025 and 2024, respectively.

Delivery Commitments
The company sells crude oil, natural gas, and NGLs from its producing operations under a variety of contractual obligations. Most contracts generally commit the company to sell quantities based on production from specified properties, but some NGLs and natural gas sales contracts specify delivery of fixed and determinable quantities.
In the United States, the company is contractually committed to deliver approximately 110 million barrels of NGLs and 830 billion cubic feet of natural gas to third parties and affiliates from 2026 through 2028. The company believes it can satisfy these contracts through a combination of equity production from the company’s proved developed U.S. reserves and third-party purchases. These commitments are primarily based on contracts with indexed pricing terms.
Outside the United States, the company is contractually committed to deliver a total of 3.2 trillion cubic feet of natural gas to third parties and affiliates from 2026 through 2028 mainly from operations in Australia and Israel. The Australia sales contracts contain variable pricing formulas that generally reference the prevailing market price for crude oil, natural gas or other petroleum products at the time of delivery. The sales contracts for Israel contain formulas that generally reflect an initial base price subject to price indexation, Brent-linked or other, over the life of the contract. The company believes it can satisfy these contracts from quantities available from production of the company’s proved developed reserves in these countries.
Development Activities
Refer to Table I for details associated with the company’s development expenditures and costs of proved property acquisitions for 2025, 2024 and 2023.
The following table summarizes the company’s net interest in productive and dry development wells completed in each of the past three years, and the status of the company’s development wells drilling at December 31, 2025. A “development well” is a well drilled within the known area of a crude oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

	Wells Drilling*		Net Wells Completed
	at 12/31/25		2025		2024		2023
	Gross	Net	Prod.	Dry	Prod.	Dry	Prod.	Dry
United States	300	131	927	—	630	3	697	2
Other Americas	54	20	46	—	64	—	39	—
Africa	6	2	8	—	6	—	7	—
Asia	25	8	78	—	72	1	58	2
Australia	—	—	—	—	2	—	3	—
Europe	1	—	—	—	—	—	—	—
Total Consolidated Companies	386	161	1,059	—	774	4	804	4
Affiliates	5	3	8	—	3	—	4	—
Total Including Affiliates	391	164	1,067	—	777	4	808	4
* Gross wells represent the total number of wells in which Chevron has an ownership interest. Net wells represent the sum of Chevron’s ownership interest in gross wells.

Exploration Activities
Refer to Table I for detail on the company’s exploration expenditures and costs of unproved property acquisitions for 2025, 2024 and 2023.
The following table summarizes the company’s net interests in productive and dry exploratory wells completed in each of the past three years, and the number of exploratory wells drilling at December 31, 2025. “Exploratory wells” are wells drilled to find and produce crude oil or natural gas in unknown areas and include delineation and appraisal wells, which are wells drilled to find a new reservoir in a field previously found to be productive of crude oil or natural gas in another reservoir or to extend a known reservoir.

	Wells Drilling*		Net Wells Completed
	at 12/31/25		2025		2024		2023
	Gross	Net	Prod.	Dry	Prod.	Dry	Prod.	Dry
United States	2	1	3	1	5	2	—	2
Other Americas	—	—	1	1	1	—	—	—
Africa	—	—	1	—	1	1	—	—
Asia	2	1	1	—	3	2	1	—
Australia	—	—	—	2	—	—	—	—
Europe	—	—	—	—	—	—	—	—
Total Consolidated Companies	4	2	6	4	10	5	1	2
Affiliates	—	—	—	—	—	—	—	—
Total Including Affiliates	4	2	6	4	10	5	1	2
* Gross wells represent the total number of wells in which Chevron has an ownership interest. Net wells represent the sum of Chevron’s ownership interest in gross wells.

Review of Ongoing Activities in Key Areas
Chevron has exploration and production activities in many of the world’s major hydrocarbon basins. Chevron’s 2025 key upstream activities, some of which are also discussed in the section Management’s Discussion and Analysis of Financial Condition and Results of Operations, are presented below. The comments include references to “total production” and “net production,” which are defined under “Production” in Exhibit 99.1.
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
United States
Upstream activities in the United States are primarily located in Texas, New Mexico, Colorado, North Dakota, California and the Gulf of America. Acreage for the United States can be found in the Acreage table. Net daily oil-equivalent production in the United States can be found in the Net Production of Crude Oil, Natural Gas Liquids and Natural Gas table.
Texas/New Mexico As one of the largest producers in the Permian Basin, Chevron continues to develop its advantaged portfolio of more than 1,750,000 net acres in the Delaware and Midland basins in West Texas and Southeast New Mexico. In 2025, production reached one million barrels of net oil-equivalent per day. The resource is comprised of stacked formations enabling production of multiple geologic zones from single surface locations, staging the development for optimized capacity utilization of facilities and infrastructure. The company has implemented a factory development strategy utilizing multi-well pads to drill a series of horizontal wells that are subsequently completed using hydraulic fracture stimulation. This manufacturing-style process, combined with advantaged acreage holdings and technological advancements, have enabled productivity improvements across unique geological locations throughout the basin. Acreage transactions enabling longer laterals and the company’s diversified land assets via non-operated joint ventures and royalty positions have also contributed to higher returns. Chevron’s 2025 net daily production in the Permian Basin averaged 435,000 barrels of crude oil, 280,000 barrels of NGLs and 1.8 billion cubic feet of natural gas.
Chevron sold 70 percent of its working interest in Haynesville shale in East Texas in 2025 while retaining a 30 percent non-operated working interest and an approximately 12.5 percent overriding royalty interest in the newly formed joint venture. Chevron holds approximately 70,000 net acres and obtained a capital carry of $450 million for the development of this area through the sale transaction.
Colorado Chevron is the largest oil and natural gas producer in Colorado, where development is focused across approximately 580,000 net acres in the Denver-Julesburg (DJ) Basin. Chevron follows a factory development strategy utilizing multi-well pads to drill a series of horizontal wells that are subsequently completed using hydraulic fracture stimulation. Net daily production in Colorado averaged 125,000 barrels of crude oil, 100,000 barrels of NGLs and 945 million cubic feet of natural gas during the year. Chevron also has operations in Colorado’s Piceance Basin.
North Dakota Chevron holds approximately 469,000 net acres in the Bakken shale play, located in the Williston Basin of North Dakota following its acquisition of Hess. During 2025, there were 121 wells drilled and 127 new wells brought online, bringing the total operated production wells to 1,967. In second-half 2025, net daily production in North Dakota averaged 99,000 barrels of crude oil, 62,000 barrels of NGLs and 260 million cubic feet of natural gas.
Chevron holds an approximately 38 percent consolidated ownership interest in Hess Midstream LP (HESM) following the acquisition of Hess. HESM provides fee-based services for Chevron and third-party customers in the Bakken. The midstream integrated infrastructure is primarily located in McKenzie, Williams, and Mountrail Counties, North Dakota, and Mentor, Minnesota. It includes a natural gas gathering and compression system, a crude oil gathering system and a produced water gathering and disposal system. Key facilities include the Tioga Gas Plant, 50 percent ownership of the Little Missouri 4 gas plant, the Mentor Propane Storage Terminal, the Ramberg Terminal crude oil facility, the Tioga Rail Terminal and a fleet of 550 crude oil rail cars. Additional infrastructure such as the Johnson’s Corner Header System and various connections to the Dakota Access Pipeline provide further crude oil export optionality.
California Chevron owns and operates between 87 and 100 percent interests in six fields in California including Kern River, Cymric/McKittrick, Midway Sunset, San Ardo, Coalinga and Lost Hills. In 2025, Chevron’s California average net daily oil-equivalent production was 63,000 barrels. Following Kern County’s reinstatement of drilling permit approvals, Chevron plans to undertake limited development drilling in 2026.
Gulf of America Chevron is the largest acreage holder in the Gulf of America, following its acquisition of Hess. During 2025, Chevron’s net daily production in the Gulf of America averaged 235,000 barrels of crude oil, 19,000 barrels of NGLs and 150 million cubic feet of natural gas. Net daily production from Hess legacy assets in second-half 2025 averaged 29,000 barrels of crude oil, 4,000 barrels of NGLs, and 48 million cubic feet of natural gas. Chevron is engaged in various operated and nonoperated exploration, development and production activities in the deepwater Gulf of America. Chevron also holds nonoperated interests in several shelf fields.
Chevron holds a 62.9 percent-owned and operated interest in the unit areas containing the Anchor Field located in the Green Canyon area. In 2025, Chevron completed the first full year of production safely utilizing its industry-leading high-pressure subsea technology, which helps produce energy from deeper reservoirs at higher pressures. An additional well was brought online during the year as a part of the initial Stage 1, seven-well subsea development, and a debottlenecking project was sanctioned to increase production capacity. The field has an estimated remaining production life of more than 25 years.
Chevron has a 60 percent-owned and operated interest in the Ballymore Field, located in the Mississippi Canyon area. The field has been developed as a three well, subsea tieback to the upgraded 75 percent-owned and operated Blind Faith facility. First oil was achieved in April 2025 and production reached design capacity ahead of schedule. The field has an estimated remaining production life of 20 years.
Chevron has a 60 percent-owned and operated interest in the Big Foot Field, located in the deepwater Walker Ridge area. Its platform supports an onboard, full-capacity drilling rig for development well drilling and future interventions. Production wells are equipped with electric submersible pumps. First oil was achieved from two additional development wells in 2025, and further development is planned in 2026. The field has an estimated remaining production life of more than 20 years.
Chevron has a 50 percent-owned and operated interest in the Jack Field, a 51 percent-owned and operated interest in the St. Malo Field and a 40.6 percent-owned and operated interest in the production host facility used for the joint development of both fields, all located in the Walker Ridge area. In 2025, two Jack development wells delivered first oil, and the St. Malo Stage 4 water injection operations continued. The Jack/St. Malo Stage 5 Project achieved first oil in December 2025. The Jack and St. Malo fields have an estimated remaining production life of more than 20 years.
Chevron has a 50 percent-owned and operated interest in the Stampede Field, located in the Green Canyon area, an increase of 25 percent following its acquisition of Hess and assumption of operatorship. In July 2025, the Black Pearl development well achieved first oil. The Stampede Field has an estimated remaining production life of more than 25 years.
Chevron has a 58 percent-owned and operated interest in the deepwater Tahiti Field, located in the Green Canyon area. In 2025, a development well workover was executed to deliver first oil from a shallower reservoir as water injection operations continued. The Tahiti Field has an estimated remaining production life of more than 15 years.
Chevron has a 42.5 percent nonoperated working interest in Green Canyon Block 584. In 2025, the operator announced an oil discovery at the Far South prospect in this Block, with an initial well and sidetrack drilled to a total depth of 23,830 feet.
Chevron has a 15.6 percent nonoperated working interest in the deepwater Mad Dog Field, located in the Green Canyon area. The field consists of two production facilities: Spar A and Argos. In 2025, development at Spar A continued with the completion of the eleventh producing well, and development at Argos continued through the Mad Dog 2 project, which has completed 12 producing wells and five water injection wells to date. Argos development was further supported by the Argos Southwest Extension (ASWX) project, a three-well development with dual flowlines and a manifold tied back to the Argos subsea infrastructure, along with minor topside modifications to the Argos floating production unit. The ASWX project commenced production in 2025. The field has an estimated remaining production life of more than 40 years.
Chevron has a 37.5 percent nonoperated working interest in the Perdido Regional Host, which accommodates production from the Great White, Silvertip and Tobago fields in the Alaminos Canyon area. In 2025, four development wells and one water injection well in the Great White Field, where Chevron holds a 33.3 percent nonoperated working interest, were brought online. Also in 2025, development activities continued on the Silvertip Expansion Project, where Chevron has a 60 percent nonoperated working interest, with first oil expected in 2026. The Perdido asset has an estimated remaining production life of more than 15 years.

Chevron has a 41.5 percent nonoperated working interest in the deepwater Whale Field located in the Alaminos Canyon area. Whale consists of a 15-well subsea development and floating production unit. First production was achieved in January 2025, and nameplate capacity was reached in September as eight wells were brought online throughout the year. The field has an estimated remaining production life of more than 25 years.
In addition to Stampede, Chevron acquired further assets in the Gulf of America from Hess, including a 100 percent-owned and operated interest in the Pickerel Field, a 50 percent-owned and operated interest in the Baldpate and Penn State fields, a 38 percent-owned and operated interest in the Conger Field and an additional 57.1 percent-owned and operated interest in the Tubular Bells Field, taking its interest to 100 percent. Chevron also acquired a 50 percent nonoperated working interest in the Llano field, where a sidetrack well achieved first oil in 2025.
In 2025, Chevron was the apparent high bidder on 24 exploration blocks in the Gulf of America Big Beautiful Gulf 1 Lease Sale.
Other Chevron has a 50 percent interest in Bayou Bend CCS LLC, a carbon dioxide transportation and sequestration affiliate that holds approximately 140,000 acres for carbon dioxide storage in Texas.
Chevron also owns a majority interest in ACES Delta, LLC, a joint venture developing the Advanced Clean Energy Storage Project in Delta, Utah. In 2025, hydrogen was produced and safely introduced into the salt cavern for storage at the ACES Delta site. Construction is complete, and the company is conducting final commissioning activities.
In 2025, Chevron advanced work on its first power project for data centers, which is expected to be supplied with gas from the Permian Basin in West Texas.
In 2025, Chevron also acquired approximately 135,000 net acres in the Smackover Formation in Northeast Texas and Southwest Arkansas for the purpose of exploring lithium development.
Other Americas
“Other Americas” includes Argentina, Brazil, Canada, Colombia, Guyana, Mexico, Peru, Suriname, Uruguay and Venezuela. Acreage for “Other Americas” can be found in the Acreage table. Net daily oil-equivalent production from these countries can be found in the Net Production of Crude Oil, Natural Gas Liquids and Natural Gas table.
Argentina Chevron has a 50 percent nonoperated interest in the Loma Campana and Narambuena concessions in the Vaca Muerta shale. At Loma Campana, 30 horizontal wells were drilled in 2025, including Argentina’s longest unconventional well that reached a total depth of approximately 27,480 feet and a record-setting 16,778 feet lateral; in total, 42 wells were put on production. The Loma Campana concession expires in 2048, while the Narambuena concession was extended in 2025 under a 35-year unconventional license, now expiring in 2060.
Chevron owns and operates a 100 percent interest in the El Trapial Field with focus on unconventional development in the Vaca Muerta formation and continuing conventional waterflood activities. The unconventional concession expires in 2057 and the conventional concession expires in 2032.
Chevron has a 14 percent interest in the Oldelval pipeline system that provides an important export route for Argentina’s crude oil. During 2025, a majority of the company’s exported crude oil was transported through this pipeline system. Additionally, in 2025, Chevron joined the Vaca Muerta Sur pipeline project as a shareholder. The project involves the construction of a 437-kilometer pipeline from the Vaca Muerta oil fields to a new export terminal in Punta Colorada, Río Negro, featuring monobuoy loading systems and storage facilities. The pipeline is expected to be operational in 2027 and provide additional export capacity for the country.
Brazil Chevron holds a 35 percent nonoperated interest in two blocks in the Campos Basin and has exploration rights in 15 blocks in the North and South Pelotas basins. In 2025, Chevron secured nine additional offshore exploration blocks, six blocks with a 65 percent-owned and operated interest and three blocks with a 50 percent-owned and operated interest, in the Foz do Amazonas Basin through a government-conducted auction, opening a new exploration frontier for the company. In 2025, the company commenced a 3D seismic campaign to evaluate opportunities to develop the blocks.
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

Colombia In 2025, Chevron relinquished a 40 percent-owned and operated interest in the offshore Colombia-3 Block.
Guyana Chevron has a 30 percent nonoperated interest in the Stabroek Block, offshore Guyana, covering approximately 6.6 million acres, following its acquisition of Hess. In August 2025, the One Guyana Floating Production, Storage and Offloading vessel (FPSO) with a production capacity of approximately 250,000 gross barrels of oil per day, achieved first production. This is the fourth producing FPSO on the Block, in addition to the existing Liza Destiny, Liza Unity and Prosperity vessels. It is expected that by 2030, eight FPSOs will be in production with an aggregate expected production capacity of approximately 1.7 million gross barrels of oil per day.
The fifth development, Uaru, sanctioned in April 2023, will utilize the Errea Wittu FPSO with a production capacity of approximately 250,000 gross barrels of oil per day with first production expected in 2026.
The sixth development, Whiptail, sanctioned in April 2024, will utilize the Jaguar FPSO with a production capacity of approximately 250,000 gross barrels of oil per day with first production expected in 2027.
The seventh development, Hammerhead, was sanctioned in September 2025 with an expected production capacity of approximately 150,000 gross barrels of oil per day with first production expected in 2029.
Chevron has a 30 percent nonoperated interest in the 130-mile pipeline from the Liza Field to shore. This pipeline is expected to transport approximately 50 million standard cubic feet of natural gas per day to a 300 megawatt onshore power plant which, when complete, will be operated by the Government of Guyana.
Mexico All blocks in which Chevron had a participating interest were relinquished in 2023, awaiting official release from the government.
Peru In 2025, Chevron acquired a 35 percent nonoperated interest in exploration Blocks Z-61, Z-62 and Z-63 in the Trujillo Basin, offshore Peru. Seismic data is being analyzed for possible future exploratory drilling investment.
Suriname Chevron has a 40 percent-owned and operated working interest in shallow water Block 5 and an 80 percent-owned and operated interest in the shallow water Block 7. Chevron also holds a 66.6 percent nonoperated working interest in deepwater Block 42 which increased by 33.3 percent in 2025 due to the acquisition of Hess.
Additionally in 2025, Chevron was awarded exploration acreage consisting of a 20 percent nonoperated interest in shallow water Block 9 and a 30 percent-owned and operated interest in shallow water Block 10.
Uruguay Chevron has a 60 percent-owned and operated interest in offshore exploration Block OFF-1.
Venezuela Chevron’s interests in Venezuela are located in western Venezuela, the Orinoco Belt and offshore Venezuela. As of December 31, 2025, no proved reserves are recognized for these interests. In 2025, the company conducted activities in Venezuela consistent with the authorization provided pursuant to licenses issued by the United States government.
Chevron has a 39.2 percent interest in Petroboscan, which operates the Boscan Field in western Venezuela, as well as a 25.2 percent interest in Petroindependiente, which operates the LL-652 Field in Lake Maracaibo with licenses that expire in 2041. Chevron has a 30 percent interest in Petropiar, which operates heavy oil production from Huyapari Field, processing output through its upgrader located in Anzoátegui that refines the oil to a lighter, high-quality synthetic crude oil or blends it with light oil to produce Merey crude, under an agreement expiring in 2047. Chevron has a 35.8 percent interest in Petroindependencia, which includes the Carabobo 3 heavy oil project located in three blocks in the Orinoco Belt under a contract expiring in 2050.
Chevron also operates and holds a 60 percent interest in the Loran gas field offshore Venezuela. This is part of a cross- border field that includes the Manatee Field in Trinidad and Tobago. This license expires in 2039.
Africa
In Africa, the company is engaged in upstream activities in Angola, Cameroon, Egypt, Equatorial Guinea, Guinea-Bissau, Namibia and Nigeria. Acreage for Africa can be found in the Acreage table. Net daily oil-equivalent production from these countries can be found in the Net Production of Crude Oil, Natural Gas Liquids and Natural Gas table.
Angola The company operates and holds a 39.2 percent interest in Block 0, a concession adjacent to the Cabinda coastline that expires in 2050. In 2025, first oil was reached at the South N’Dola project located in Block 0.
Chevron also operates and holds a 31 percent interest in a Production Sharing Agreement (PSA) for deepwater Block 14. In 2025, the Block 14 partners and National Concessionaire signed an extension for an additional 10 years.

In 2025, Chevron signed a Heads of Agreement for an owned and operated interest in Block 33 offshore Angola in the deepwater lower Congo Basin. The formalization of this acquisition through the execution of the Risk Service Contract is pending regulatory approval.
In 2025, Chevron completed a seismic survey for Blocks 33, 49 and 50 offshore Angola in the deepwater lower Congo Basin to assess geological potential.
Chevron has a 36.4 percent shareholding in Angola LNG Limited, which operates an onshore natural gas liquefaction plant in Soyo, Angola. The plant has the capacity to process 1.1 billion cubic feet of natural gas per day. The natural gas is a byproduct of crude oil production. Feedstock for the plant originates from multiple fields and operators.
Chevron owns a 31 percent nonoperated working interest in the New Gas Consortium Project (NGC). NGC is an offshore gas concession in which the Quiluma and Maboqueiro (Q&M) fields will be the first to be developed, with first production expected in 2026. The Q&M development includes two wellhead platforms and an onshore gas treatment plant with connections to the Angola LNG plant. Proved reserves have been recognized for this project.
Angola-Democratic Republic of Congo (DRC) Joint Development Area Chevron has a 31 percent interest in a unitization and cross-border asset PSA with the Angola and DRC governments to explore Block 14/23 located in the Zone of Common Interest established between the Republic of Angola and DRC maritime area.
Angola-Republic of Congo (ROC) Joint Development Area Chevron holds a 15.5 percent nonoperated interest in the Lianzi Unitization Zone (Lianzi), which is located in an area shared equally by Angola and the ROC. This interest expires in 2031. In January 2025, Chevron sold its interest in the ROC portion of Lianzi, while retaining the Angolan portion.
Republic of Congo In January 2025, the company sold its 31.5 percent nonoperated interest in the offshore Haute Mer permit area.
Cameroon Chevron has a 100 percent interest in the YoYo Block in the Douala Basin. Preliminary development plans include a possible joint development between the YoYo and Yolanda fields located in Equatorial Guinea Block I.
Egypt Chevron has interests in blocks in the Mediterranean Sea. Following a farmdown in 2025, Chevron holds a 40 percent-owned and operated interest in North El Dabaa (Block 4), as well as a 45 percent-owned and operated interest in the Nargis Block and a 27 percent nonoperated working interest in North Cleopatra (Block 7).
In 2025, the company relinquished its 45 percent-owned and operated interest in Block 1 in the Red Sea.
Equatorial Guinea Chevron has a 38 percent-owned and operated interest in the Aseng Field and the Yolanda Field in Block I and a 45 percent-owned and operated interest in the Alen Field in Block O. The Yolanda field is a discovered natural gas field that straddles the Equatorial Guinea and Cameroon maritime border, for which development options are being reviewed with both governments.
The company also holds a 32.8 percent nonoperated interest in the Alba natural gas and condensate field that is located in shallow waters near Bioko Island.
Chevron holds interests in two processing facilities located in Punta Europa. These include a 28 percent nonoperated interest in the Alba LPG Plant and a 45 percent nonoperated interest in the Atlantic Methanol Production Company.
Chevron holds interests in two exploration acreage positions for Blocks EG-06 and EG-11, offshore Bioko Island.
Guinea-Bissau In 2025, Chevron was awarded a 90 percent working interest in frontier exploration Blocks 5B (Carapau) and 6B (Becuda), offshore Guinea-Bissau.
Libya In early 2026, Chevron was designated as the winning bidder for Contract Area 106 located in the Sirte Basin.
Namibia Following a farmdown in 2025, Chevron has a 52.5 percent-owned and operated interest in Petroleum Exploration License (PEL) 90 (Block 2813B) in the Orange Basin, offshore Namibia. In early 2025, Chevron acquired an 80 percent-owned and operated interest in PEL 82 (Blocks 2112B and 2212A) in the Walvis Basin.
Nigeria Chevron holds 40 percent interests in concessions across the onshore and shallow-offshore regions of the Niger Delta. The company also holds acreage positions in five operated and six nonoperated deepwater blocks, with working interests ranging from 20 to 100 percent.
Chevron operates and holds a 67.3 percent working interest in the Agbami Field, which straddles deepwater Petroleum Mining Lease (PML) 52 and Oil Mining License (OML) 128. PML 52 expires in 2044, and OML 128 expires in 2042. Additionally, Chevron holds a 30 percent nonoperated working interest in the Usan Field in OML 138 that expires in 2042.

In deepwater exploration, Chevron operates and holds a 55 percent working interest in the Nsiko discovery in OML 140 and a 100 percent working interest in the Aparo discovery in OML 132. Chevron also holds a 27 percent nonoperated working interest in OML 139 and OML 154, and the company continues to work with the operator to evaluate development options for the multiple deepwater discoveries in the Usan area, including the Owowo Field, which straddles OML 139 and OML 154. The development plan for the Owowo Field involves a subsea tie-back to the existing Usan floating, production, storage and offloading vessel. At the end of 2025, no proved reserves were recognized for this project.
Also, in the deepwater area, the third-party-operated Bonga South West Aparo Field in OML 118 straddles both OML 132 and OML 140. Chevron holds a 16.6 percent nonoperated working interest in the unitized area. The development plan involves subsea wells tied back to a floating production, storage and offloading vessel. At the end of 2025, no proved reserves were recognized for this project.
In 2025, Chevron discovered hydrocarbons in two exploration and appraisal wells in the Delta South-AA in PML 46 and the Awodi-07 in Petroleum Prospecting License (PPL) 263 in shallow offshore Nigeria. These wells provided additional data to support ongoing evaluation of development options. Chevron also holds a 40 percent-owned and operated working interest in Oil Prospecting License (OPL) 215 that covers 256,000 net acres. Chevron signed agreements to acquire 40 percent nonoperated working interest in PPL 2000/2001, with close anticipated in 2026.
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
Asia
In Asia, the company is engaged in upstream activities in Bangladesh, China, Cyprus, Indonesia, Israel, Kazakhstan, the Partitioned Zone between Saudi Arabia and Kuwait, Malaysia, Russia and Thailand. Acreage for Asia can be found in the Acreage table. Net daily oil-equivalent production for these countries can be found in the Net Production of Crude Oil, Natural Gas Liquids and Natural Gas table.
Bangladesh Chevron Bangladesh operates and holds 100 percent interest in Block 12 (Bibiyana field) and Blocks 13 and 14 (Jalalabad and Moulavi Bazar fields) under two Production Sharing Contracts (PSCs). The rights to produce from Bibiyana and Jalalabad expire in 2034 and from Moulavi Bazar in 2038.
China Chevron has a 49 percent nonoperated working interest in the Chuandongbei project, including the Luojiazhai and Gunziping natural gas fields located onshore in the Sichuan Basin, with the PSC expiring in 2038. In the Pearl River Mouth Basin, the company previously held a 32.7 percent nonoperated working interest in Block 16/19, where production ceased in April 2025.
Cyprus The company holds a 35 percent-owned and operated interest in the Aphrodite gas field in Block 12 under a PSC, with an exploitation license that expires in 2044. In January 2026, the company successfully entered FEED (Front End Engineering Design) in alignment with the PSC project milestone in the approved development and production plan.
Indonesia Chevron is participating in an early phase exploration study managed by a joint venture at the Way Ratai geothermal working area in Lampung.
Israel Chevron holds a 39.7 percent-owned and operated interest in the Leviathan Field, which operates under a concession that expires in 2044. A third gathering pipeline is under construction and is expected to increase gas production capacity from approximately 1.2 to 1.4 billion cubic feet per day from the Leviathan reservoir. This pipeline is scheduled for completion in early 2026. In early 2026, Chevron reached final investment decision (FID) to invest in the Leviathan Expansion Phase 1 Project that is expected to increase Leviathan’s upstream production capacity to 2.1 billion cubic feet per day.
The company also holds a 25 percent-owned and operated interest in the Tamar gas field, which operates under a concession that expires in 2038. Phase 1 of the Tamar Optimization Project included installation of a new pipeline to increase delivery capacity to the processing platform, allowing for production capacity at the platform to increase from approximately 1.0 billion to 1.2 billion cubic feet per day. First gas was achieved in early 2026. Phase 2 of the Tamar Optimization Project, approved in February 2024, is expected to further increase capacity up to approximately 1.6 billion cubic feet of gas per day and includes investment in additional midstream infrastructure. This project is scheduled for completion in the first half of 2026.
In 2025, Chevron signed an agreement to develop the Nitzana natural gas pipeline to transport gas from both Leviathan and Tamar fields to Egypt. The pipeline capacity is expected to reach 0.6 billion cubic feet per day and scheduled for completion in 2028.
Kazakhstan Chevron has a 50 percent interest in the TCO affiliate and an 18 percent nonoperated working interest in the Karachaganak field.
TCO operates the Tengiz and Korolev crude oil fields in western Kazakhstan under a concession agreement that expires in 2033. Most of TCO’s 2025 crude oil production was exported through the Caspian Pipeline Consortium (CPC) pipeline. In 2025, TCO completed the Future Growth Project (FGP) at the Tengiz oil field, which increased crude oil production by 260,000 barrels per day with a total gross output of one million barrels of oil-equivalent per day.
The Karachaganak field is located in Northwest Kazakhstan, and operations are conducted under a PSA that expires in 2038. During 2025, a majority of the exported liquids were transported through the CPC pipeline. In 2025, the Karachaganak Expansion Project Stage 1A facility scope was fully completed and Stage 1B development is expected to complete in the second half of 2026. Both projects are designed to increase gas re-injection capacity and extend stable field production. Proved reserves have been recognized for both projects.
Kazakhstan/Russia Chevron has a 15 percent interest in CPC. Through 2025, CPC transported an average of 1.5 million barrels of crude oil per day, composed of 1.4 million barrels per day from Kazakhstan and 0.1 million barrels per day from Russia.
Kurdistan Region of Iraq In 2025, Chevron completed exit agreements and withdrew from the country.
Malaysia Following the acquisition of Hess, Chevron has a 50 percent-owned and operated interest in Blocks PM302 and PM325 located in the North Malay Basin and a 50 percent interest in Block PM301, which has been unitized within the nonoperated Malaysia/Thailand Joint Development Area.
Malaysia/Thailand Joint Development Area (JDA) During 2025, the JDA Block A-18, acquired through the acquisition of Hess, was sold.
Partitioned Zone Chevron holds a concession to operate the Kingdom of Saudi Arabia’s 50 percent interest in the hydrocarbon resources in the onshore and nearshore area of the Partitioned Zone between Saudi Arabia and Kuwait. The concession expires in 2046. In 2025, the NWWB-2 appraisal well was drilled and completed, helping further assess resources discovered in 2024, and making a new oil discovery north of the Wafra Field.
Thailand Chevron holds operated interests in the Pattani Basin, located in the Gulf of Thailand, with ownership ranging from 35 percent to 71.2 percent. Concessions for producing areas within this basin expire between 2030 and 2038. Chevron has a 35 percent-owned and operated interest in the Pailin Field in Block B12/27, and a 51.7 percent-owned and operated interest in the Benchamas and Maliwan field in Block B8/32. In December 2025, the government approved the 10-year extension of the Pailin Field (Block 12/27) to 2038. Chevron also has a 16 percent nonoperated working interest in the Arthit field located in the Malay Basin. Concessions for the producing areas within this basin expire between 2036 and 2040. Following a farmdown in 2025, Chevron also has a 70 percent-owned and operated exploration and production license for Block G2/65, which covers 2.6 million net acres.
Chevron holds between 16 to 80 percent operated and nonoperated working interests in the Thailand-Cambodia Overlapping Claims Area that are inactive, pending resolution of border issues between Thailand and Cambodia.
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
Chevron holds a 47.3 percent-owned and operated interest in Gorgon on Barrow Island, which includes the development of the Gorgon and Jansz-Io fields, a three-train 15.6 million-metric-ton-per-year LNG facility, a carbon capture and underground storage facility and a domestic gas plant. Progress on the Jansz-Io Compression project continued during 2025, with first gas expected in 2028. In 2025, FID was reached on the Gorgon Stage 3 Project to develop additional backfill fields, Geryon and Eurytion, with first gas expected in 2029. As part of this decision, Chevron completed a farmdown for the permit area WA-22-R to 47.3 percent to align interests with the Gorgon Project partners. Proved reserves have been recognized for both of these projects. Gorgon’s estimated remaining economic life exceeds 40 years.
Chevron holds a 80.2 percent interest in the offshore licenses and a 64.1 percent-owned and operated interest in the LNG facilities associated with Wheatstone. Wheatstone includes the development of the Wheatstone and Iago fields, a two-train, 8.9 million-metric-ton-per-year LNG facility and a domestic gas plant. The onshore facilities are located at Ashburton North on the coast of Western Australia. In 2025, Wheatstone marked its 1,000th LNG shipment since commencement of the project in 2017. Wheatstone’s estimated remaining economic life exceeds 14 years.
Chevron holds a 16.7 percent nonoperated working interest in the NWS Venture in Western Australia. In 2024, the company agreed to an asset swap of its 16.7 percent interest in the NWS Project, NWS Oil Project and its 20 percent interest in Angel Carbon Capture and Storage Project with Woodside’s 13 percent nonoperated interest in the Wheatstone Project and 65 percent operated interest in the Julimar-Brunello fields and related infrastructure, which is expected to close in 2026, subject to customary closing conditions and regulations.
Chevron holds a 57.1 percent-owned and operated interest in the Barrow Island Joint Venture (known as WA Oil). In May 2025, the Barrow Island oil field ceased production and entered the decommissioning phase.
The company continues to evaluate exploration and appraisal activity across the North Carnarvon Basin, in which it holds approximately 2.6 million net acres. Chevron owns and operates the Clio, Acme and Acme West fields. This activity includes the evaluation of opportunities to develop resources, such as Clio, Acme, and Acme West through existing infrastructure.
Chevron holds operated and nonoperated working interests ranging from 20 to 70 percent in five greenhouse gas assessment permits to evaluate the potential of carbon dioxide storage. The blocks, including four in the Carnarvon Basin off the northwestern coast of Western Australia and one in the Bonaparte Basin offshore Northern Territory, total nearly 10.2 million gross acres. This acreage includes the Angel Carbon Capture and Storage Project, which is subject to the asset swap mentioned above.
Europe
In Europe, the company is engaged in upstream activities in Greece and the United Kingdom. Acreage can be found in the Acreage table. Net daily oil-equivalent production for these countries can be found in the Net Production of Crude Oil, Natural Gas Liquids and Natural Gas table.
Greece In early 2026, Chevron was awarded four deep-sea blocks off the Peloponnese peninsula and the island of Crete.
United Kingdom Chevron holds a 19.4 percent nonoperated working interest in the Clair Field, located west of the Shetland Islands. The Clair Field consists of two platform drilling centers: the original Clair Phase 1 and a later added Clair Ridge center. The company is assessing alternatives to develop further resources in the area. The Clair Field has an estimated remaining production life extending beyond 2050.
Sales of Natural Gas Liquids and Natural Gas
The company sells NGLs and natural gas from its producing operations under a variety of contractual arrangements. In addition, the company also makes third-party purchases and sales of NGLs and natural gas in connection with its supply and trading activities.
U.S. and international sales of NGLs averaged 562,000 and 249,000 barrels per day, respectively, in 2025.
During 2025, U.S. and international sales of natural gas averaged 5.7 billion and 5.5 billion cubic feet per day, respectively, which includes the company’s share of equity affiliates’ sales. Outside the United States, substantially all of the natural gas sales from the company’s producing interests are from operations in Angola, Australia, Bangladesh, China, Equatorial Guinea, Israel, Kazakhstan, Malaysia, Nigeria and Thailand.
Refer to Selected Operating Data in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the company’s sales volumes of NGLs and natural gas. Refer also to Delivery Commitments for information related to the company’s delivery commitments for the sale of crude oil and natural gas.

Downstream
Refining Operations
At the end of 2025, the company had a refining network capable of processing 1.8 million barrels per day. Operable capacity at December 31, 2025, and daily refinery inputs for the company and affiliate refineries for 2023 through 2025, are summarized in the table below. Average crude unit distillation capacity utilization was 92.9 percent in 2025 and 87.9 percent in 2024.
At U.S. refineries, crude unit distillation capacity utilization, which includes all crude oil and other inputs, averaged 94.5 percent in 2025, compared with 86.6 percent in 2024. Chevron processes both imported and domestic crude oil in its U.S. refining operations. Imported crude oil accounted for approximately 60 percent of Chevron’s U.S. refinery inputs in both 2025 and 2024.
In the United States, the company continued work on projects aimed at improving refinery flexibility and reliability. In 2025, the expansion of the Pasadena Refinery became fully operational, increasing light crude oil throughput capacity to 125,000 barrels per day. This project allowed the company to process more equity crude from the Permian Basin, supply more products to customers in the U.S. Gulf Coast and realize synergies with the company’s Pascagoula Refinery.
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

Petroleum Refineries: Locations, Capacities and Crude Unit Inputs
Capacities and inputs in thousands of barrels per day		December 31, 2025		Refinery Crude Unit Inputs*
Locations		Number	Operable Capacity	2025	2024	2023
Pascagoula	Mississippi	1	369	365	337	355
El Segundo	California	1	290	261	224	232
Richmond	California	1	257	253	242	236
Pasadena	Texas	1	125	110	65	84
Salt Lake City	Utah	1	58	49	49	55
Total Consolidated Companies — United States		5	1,099	1,038	917	962
Map Ta Phut	Thailand	1	175	163	160	153
Total Consolidated Companies — International		1	175	163	160	153
Yeosu	South Korea	1	400	365	369	367
Pulau Merlimau	Singapore	1	145	124	117	116
Total Affiliates		2	545	489	486	483
Total Including Affiliates — International		3	720	652	646	636
Total Including Affiliates — Worldwide		8	1,819	1,690	1,563	1,598
* Includes crude oil and all other feedstocks to the crude distillation units.
Renewable Fuels
The company develops, produces and sells renewable fuels, including but not limited to renewable diesel, biodiesel, renewable natural gas (RNG), and sustainable aviation fuel (SAF).
Chevron owns and operates 11 biofuel refineries located in the U.S. and Germany, including eight producing biodiesel, one producing renewable diesel and two others that remained idle in 2025. In 2025, the company began production and continues ramp-up at its Geismar renewable diesel plant in Louisiana, following an expansion to increase plant capacity from 7,000 to 22,000 barrels per day.
Chevron holds a 50 percent working interest in Bunge Chevron Ag Renewables LLC, which produces soybean oil from processing facilities in Destrehan, Louisiana, and Cairo, Illinois. Soybean oil can be used as a renewable feedstock to make renewable diesel, biodiesel and sustainable aviation fuel. A new oilseed processing plant in Louisiana is expected to begin operations in 2026.

In early 2025, Chevron acquired the remaining equity of Brightmark RNG Holdings LLC and renamed the company to Chevron RNG Holdings LLC (Chevron RNG). Chevron continues to advance its dairy biomethane activities through Chevron RNG and investments in CalBioGas LLC and CalBioGas Hilmar LLC (collectively, CalBioGas investments). Chevron’s wholly-owned and operated renewable gas assets include 26 anaerobic digester facilities (25 operational, one under construction) in nine U.S. states that capture methane from manure at dairy farms and process it into natural gas. CalBioGas investments have 29 anaerobic digester projects at dairy farms in California producing natural gas or directly supplying electricity.
Chevron sells RNG to third parties and through Chevron’s network of 67 compressed natural gas (CNG) stations under the Chevron and Beyond6 brands.
Chevron has successfully demonstrated the ability to produce both renewable diesel and SAF at its El Segundo Refinery, with the flexibility to switch between traditional fuels and renewables dependent upon market conditions.
Marketing Operations
The company markets petroleum products under the principal brands of “Chevron,” “Texaco” and “Caltex” throughout many parts of the world. The following table identifies the company’s and its affiliates’ refined products sales volumes, excluding intercompany sales, for the three years ended December 31, 2025.

Refined Products Sales Volumes
Thousands of barrels per day	2025	2024	2023
United States
Gasoline[1]	685	667	642
Jet Fuel	278	255	260
Diesel/Gas Oil[1]	216	213	227
Fuel Oil	41	54	44
Other Petroleum Products[2]	97	97	114
Total United States	1,317	1,286	1,287
International[3]
Gasoline	388	382	353
Jet Fuel	223	229	234
Diesel/Gas Oil[1]	483	479	472
Fuel Oil	174	182	161
Other Petroleum Products[2]	216	223	225
Total International	1,484	1,495	1,445
Total Worldwide[3]	2,801	2,781	2,732
[1] Includes renewable fuel sales:	23	40	44
[2] Principally naphtha, lubricants, asphalt and coke.
[3] Includes share of affiliates’ sales:	384	386	389
 In the United States, the company markets primarily under the principal brands of “Chevron” and “Texaco.” At year-end 2025, the company supplied directly or through retailers and marketers approximately 8,600 Chevron- and Texaco-branded service stations, primarily in the southern and western states. Approximately 380 of these outlets are company-owned or company-leased stations.
Outside the United States, Chevron supplied directly or through retailers and marketers approximately 5,200 branded service stations, including affiliates. The company markets using the Chevron and Texaco brands in Latin America and the Caltex brand in the Asia-Pacific region. In South Korea, the company operates through its 50 percent-owned affiliate, GSC.
Chevron markets commercial aviation fuel to 58 airports worldwide. The company markets base oil globally under the Chevron and Nexbase brands and markets lubricant and coolant products under the Chevron, Texaco and Caltex brands.
Chemicals Operations
Chevron Oronite Company develops, manufactures and markets performance additives for lubricating oils and fuels and conducts research and development for additive component and blended packages. At the end of 2025, the company manufactured, blended or conducted research at 11 locations around the world.
Chevron owns a 50 percent interest in Chevron Phillips Chemical Company LLC (CPChem). CPChem produces olefins, polyolefins and alpha olefins and is a supplier of aromatics and polyethylene pipe, in addition to participating in the specialty chemical and specialty plastics markets. At the end of 2025, CPChem owned or had joint-venture interests in 29 manufacturing facilities and two research and development centers around the world.
CPChem has two major integrated polymer projects under construction, the Golden Triangle Polymers Project in Orange, Texas, for which CPChem holds a 51 percent-owned and operated interest and the Ras Laffan Petrochemical Project in Ras Laffan, Qatar, for which CPChem holds a 30 percent nonoperated working interest. Start-up for both projects is expected in the first half of 2027. CPChem completed the Low Viscosity Poly Alpha Olefin Expansion Project at the CPChem Beringen, Belgium site in 2025.
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
Transportation
Pipelines Chevron owns and operates a network of crude oil, natural gas and product pipelines and other infrastructure assets in the United States. In 2025, Chevron acquired further pipeline infrastructure through its acquisition of Hess. Refer to the United States - Hess Midstream in the Upstream section above for more information related to these assets. In addition, Chevron operates pipelines for its 50 percent-owned CPChem affiliate. The company also has direct and indirect interests in other U.S. and international pipelines.
Refer to Nigeria and Kazakhstan/Russia in the Upstream section for information on the West African Gas Pipeline and the CPC.
Shipping The company’s marine fleet includes both U.S. and foreign flagged vessels. The operated fleet consists of conventional crude tankers, product carriers and LNG vessels. These vessels transport crude oil, LNG, refined products and feedstock in support of the company’s global upstream and downstream businesses. In 2025, Chevron completed upgrades to four LNG vessels aimed at reducing emissions.
Other Businesses
Technology, Projects and Execution (TPE) Chevron’s TPE organization centralizes technical expertise to drive innovation, ensure disciplined project execution, and promote operational excellence across the company, supporting the delivery of more affordable, reliable and cleaner energy solutions. Areas of expertise include advanced technology development and deployment, digital and data science, facilities engineering, reserve governance and reporting, capital projects execution and global procurement. TPE specializes in maintaining a strong safety culture and environmental stewardship by proactively managing risks, sustaining compliance, and protecting people, assets and communities.
TPE also includes the company’s information technology organization, which integrates computing, data management and analytics, cybersecurity and other key infrastructure technologies to provide a digital foundation to enable Chevron’s global operations, projects and business processes.
The organization is focused on technologies that are ready to adopt and scale today, as well as breakthrough technologies in support of its oil, natural gas and products and new energies businesses, including shale and tight recovery, deepwater development, lowering the carbon intensity of heavy oil, advancing facilities of the future, renewable fuels, carbon capture, utilization and storage, hydrogen and geothermal energy.
Chevron leverages its expertise to undertake research and development to advance energy solutions. The company holds more than 4,000 patents for new technologies, with nearly 3,400 additional patents pending, making Chevron one of the leading U.S. patent holders in the industry.
Collaboration is increasingly important to close innovation gaps and integrate emerging technologies into existing energy value chains. Chevron works with startups, universities, national laboratories, joint ventures and service companies to explore, evaluate and scale solutions. The Chevron Technology Ventures (CTV) unit identifies and invests in externally developed technologies and new business solutions with the potential to enhance the way Chevron produces and delivers affordable, reliable and lower carbon energy. CTV has more than 26 years of being the primary on-ramp for early-stage, external innovation into Chevron, including venture investing, with 10 funds that have supported more than 140 startups. Chevron also makes investments indirectly through a few select limited partnership funds.

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
New Energies The new energies organization is focused on developing new businesses with the aim to support the company’s objectives to lower the carbon intensity of its operations and enable growth opportunities with the potential to generate competitive returns. These include additional fuel solutions utilizing hydrogen and its derivatives such as ammonia, carbon emissions management through carbon capture and storage and offsets, and power generation for data centers. The company is also pursuing opportunities in other emerging areas, including enhanced geothermal to deliver non-intermittent lower carbon power, and lithium extraction primarily for energy storage applications.
Environmental Protection The company designs, operates and maintains its facilities to avoid potential spills or leaks and to minimize the impact of those that may occur. Chevron requires its facilities and operations to have operating processes and emergency response plans that address significant risks identified through site-specific risk and impact assessments. Chevron also requires that sufficient resources be available to execute these plans. In the unlikely event that a major spill or leak occurs, Chevron also maintains a Worldwide Emergency Response Team comprised of employees who are trained in various aspects of emergency response, including post-incident remediation.
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
The company aims to lower the carbon intensity of its oil and gas operations and comply with the related laws and regulations to which it is subject. Refer to Item 1A. Risk Factors for further discussion of government action with respect to greenhouse gas and climate change and the associated risks to Chevron’s business. Refer to Management’s Discussion and Analysis of Financial Conditions and Results of Operations in Business Environment and Outlook on pages 35 through 37 for further discussion of climate change related trends and uncertainties.
Refer to Management’s Discussion and Analysis of Financial Conditions and Results of Operations on page 55 for additional information on environmental matters and their impact on Chevron, and on the company’s 2025 environmental expenditures. Refer to page 54 and Note 24 Other Contingencies and Commitments for a discussion of environmental remediation provisions and year-end reserves.
Item 1A. Risk Factors
As a global energy company, Chevron is subject to a variety of risks. The following disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.
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
Extended periods of low prices or demand for crude oil, natural gas, and natural gas liquids have had, and in the future can have, a material adverse impact on the company’s results of operations, financial condition and liquidity. Among other things, the company’s upstream earnings, cash flows, and capital expenditure programs could be negatively affected, as could its production and proved reserves. Upstream assets may also become impaired. Downstream earnings could be negatively affected because they depend upon the supply and demand for refined products and the associated margins on refined product sales. A significant or sustained decline in liquidity could adversely affect the company’s credit ratings, potentially increase financing costs and reduce access to capital markets. The company may be unable to realize anticipated cost savings, expenditure reductions and asset sales that are intended to compensate for such downturns, and such downturns may also slow the pace and scale at which we are able to invest in our business, including our New Energies businesses. In some cases, transferred liabilities, including for decommissioning of previously divested assets, have returned and may continue to return to the company when an acquirer of those assets subsequently defaults on the assumed transferred liabilities (e.g., bankruptcy). In addition, extended periods of low commodity prices can have a material adverse impact on the results of operations, financial condition and liquidity of the company’s suppliers, vendors, partners and equity affiliates upon which the company’s own results of operations and financial condition depend.
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
The company’s operations could be disrupted by natural or human causes beyond its control Chevron operates in both urban areas and remote and sometimes inhospitable regions. The company’s operations are therefore subject to disruption from natural or human causes beyond its control, including risks from hurricanes, severe storms, floods, heat waves, and other forms of severe weather; wildfires; ambient temperature increases; sea level rise; war or other military conflicts such as the conflict between Russia and Ukraine and in the Middle East; accidents; civil unrest; political events such as current geopolitical tensions in Venezuela; fires; earthquakes; system failures; cyber threats; terrorist acts; and epidemic or pandemic diseases, some of which may be impacted by climate change and any of which could result in suspension of operations or harm to people or the natural environment.
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
Chevron is incorporating artificial intelligence technologies into its processes and these technologies may present business, compliance, and reputational risks The company is increasingly utilizing artificial intelligence (“AI”) technologies in certain of its processes, information systems and various operations, and expects that AI will assume a more critical role in its operations over time. The use of AI technologies introduces certain risks to the company, including potential dependency on biased or incorrect AI outputs, new or enhanced regulatory requirements, litigation, privacy risks, cybersecurity risks, reputational harm, liability or other adverse consequences, any of which could adversely affect its business, financial condition and results of operations. Additionally, other unforeseen risks stemming from either the company’s or third-party service providers’ use and development of AI tools and technologies, or the company’s inability to adopt such technologies at the same pace as its competitors, may arise in the future that could adversely affect its business and results of operations.
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
The acquisition of Hess may cause Chevron’s financial results to differ from the company’s expectations or the expectations of the investment community, the company may not achieve the anticipated benefits of the acquisition, and the acquisition may disrupt the company’s current plans or operations The success of the acquisition of Hess, which closed in July 2025, will depend, in part, on Chevron’s ability to realize the anticipated benefits, including the anticipated run-rate cost synergies, estimated five-year production and free cash flow growth rates, and anticipated higher returns to shareholders over the long-term. Failure to realize anticipated synergies in the expected timeframe, operational challenges, the diversion of management’s attention from ongoing business concerns, and unforeseen expenses associated with the acquisition may have an adverse impact on our financial results.

One of our subsidiaries acts as the general partner of a publicly traded limited partnership, Hess Midstream LP, which may involve a potential legal liability One of our subsidiaries acts as the general partner of Hess Midstream, a publicly traded limited partnership. Our control of the general partner of Hess Midstream may increase the possibility that we could be subject to claims of breach of duties owed to Hess Midstream, including claims of conflict of interest. Any liability resulting from such claims could have an adverse impact on our future business, financial condition, results of operations and cash flows.
LEGAL, REGULATORY AND ESG-RELATED RISK FACTORS
Chevron’s business subjects the company to liability risks from litigation or government action The company produces, transports, refines and markets potentially hazardous materials, and it purchases, handles and disposes of other potentially hazardous materials in the course of its business. Chevron’s operations also produce byproducts, which may be considered pollutants. Often these operations are conducted through joint ventures over which the company may have limited influence and control. Any of these activities could result in liability or significant delays in operations arising from private litigation or government action. For example, liability or delays could result from an accidental, unlawful discharge or from new conclusions about the effects of the company’s current or former operations or products on human health or the environment. It is also possible that such liability could be imposed without regard to the company’s causation of or contribution to the asserted damage, or to other mitigating factors.
For information concerning some of the litigation in which the company is involved, see Note 16 Litigation.
Political instability and significant changes in the legal and regulatory environment could harm Chevron’s business The company’s operations, particularly exploration and production, can be affected by changing political, regulatory and economic environments in the various countries in which it operates. As has occurred in the past, actions could be taken by governments to increase public ownership of the company’s partially or wholly owned businesses, to force contract renegotiations, or to impose additional taxes, tariffs, royalties, fees, penalties or other costs. In a number of locations, including the European Union, governments have proposed or imposed direct and indirect obligations with respect to the company’s activities, trade, taxes, and public disclosures, as well as currency exchange controls that might harm the company’s competitiveness, return on investments, or relations with other governments or third parties. In other countries, political conditions have existed that may threaten the safety of employees and the company’s continued presence in those countries, and internal unrest, acts of violence or strained relations between a government and the company or other governments may adversely affect the company’s operations. Those developments have, at times, significantly affected the company’s operations and results and are carefully considered by management when evaluating the level of current and future activity in such countries. Further, Chevron is required to comply with sanctions and other trade laws and regulations of the United States and other jurisdictions where we operate, such as sanctions imposed in Venezuela and Russia, which, depending upon their scope, could adversely impact the company’s operations and financial results in these countries. In addition, litigation or changes in national, state or local environmental regulations or laws, including those designed to stop or impede the development or production of oil and gas, such as those related to the use of hydraulic fracturing or bans on drilling, or any law or regulation that impacts the demand for our products, could adversely affect the company’s current or anticipated future operations and profitability.
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
Attention to environmental, social, and governance (ESG) matters impacts our company Attention to ESG matters, including those related to climate change and sustainability, evolving societal, investor and governmental pressure on companies to address ESG matters, and potential customer and consumer use of substitutes to Chevron’s products have resulted and may continue to result in changes to the portfolio and company activities, increased costs, reduced demand for our products, reduced profits, increased investigations and litigation or threats thereof, negative impacts on our stock price and access to capital markets, impaired participation in public discourse and debate by the company relating to mandatory and voluntary standards and regulations, and damage to our reputation. For example, trends in attention to ESG matters, including climate change, have resulted and may result in the future in shifting demand for our hydrocarbon products, additional litigation and governmental investigations, and/or threats thereof, against the company. For instance, we have received investigative requests and demands from the U.S. Congress for information relating to climate change, methane leak detection and repair, and other topics, and further requests and/or demands are possible. At this time, Chevron cannot predict the ultimate impact any Congressional or other investigations may have on the company. Information related to climate-change related litigation matters is included in Note 16 Litigation under the heading “Climate Change.”
Some stakeholders, including but not limited to sovereign wealth, pension, and endowment funds, have been divesting and promoting divestment of, or screening out, fossil fuel equities and urging lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Further, voluntary carbon-related and target-setting frameworks have been developed that may limit the ability of certain sectors, including the oil and gas sector, from accessing capital, and may result in exclusion of the company’s equity or debt from being included as an investment option in portfolios. In addition, some stakeholders, including some of our investors, have divergent and evolving views on our ESG-related strategies and priorities, vis-à-vis our lines of business, calling for focus on increased production of oil and gas products rather than lower carbon business lines and climate-related targets. These circumstances, among others, may result in pressure from activists on production; unfavorable reputational impacts, including inaccurate perceptions or a misrepresentation of our actual ESG policies, practices and performance; diversion of management’s attention and resources; and proxy fights, among other material adverse impacts on our businesses.
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
Our ambitions and disclosures related to ESG matters subject us to numerous risks that may negatively impact our reputation and stock price or result in other material adverse impacts to the company Chevron has set a number of lower carbon-related ambitions, which may include aspirations, targets, guidance, objectives, metrics, and/or goals. Chevron regularly evaluates its ambitions. The company has changed and/or eliminated some of these aspirations, targets, and other ambitions and may continue to do so in the future for various reasons, including market conditions; its strategy or portfolio; and financial, operational, policy, reputational, legal and other factors.
Our ability to achieve any ambition, including those related to GHG emissions or climate-related initiatives, such as those outlined in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 36 through 37, as well as efforts concerning new businesses, is subject to numerous risks and contingencies, many of which are outside of Chevron’s control and persist. Examples of such risks and contingencies include: (1) sufficient and substantial advances in technology, including progress of commercially viable technologies and low- or non-carbon-based energy sources; (2) laws, governmental regulation, policies, and other enabling actions, including those regarding subsidies, tax and other incentives as well as the granting of necessary permits by governing authorities; (3) successful generation, acquisition, retirement and accounting of cost-effective, verifiable carbon offsets from nature-based solutions or carbon capture and storage; (4) the availability of suppliers that can meet sustainability-related standards; (5) evolving regulatory requirements affecting ESG standards or disclosures; (6) evolving standards for tracking and reporting on emissions and emission reductions and removals; (7) customers’ and consumers’ preferences and use of the company’s products or substitute products; and (8) actions taken by the company’s competitors.
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
Chevron’s Chief Information Officer (CIO) oversees Chevron’s broader IT program, which includes the company’s cybersecurity program and its ability to remediate and recover from a cybersecurity incident to minimize business and operational impacts. Chevron’s CIO joined Chevron in 2024, bringing more than 20 years of experience leading global innovation initiatives in digital, data, full supply chains, vehicle commerce, energy, and IT operations for technology and automotive companies. Chevron’s Chief Information Security Officer (CISO) reports to the CIO and leads a global cybersecurity team. Chevron’s CISO has 20 years of cybersecurity experience and is responsible for providing a single and consolidated view of the company’s enterprise cybersecurity risk. Before joining Chevron, he held senior leadership roles, including that of CISO, at other multinational, publicly traded companies.
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

however, the company has experienced and will continue to experience cyber incidents of varying degrees. Despite the cybersecurity measures that the company is taking to mitigate such risks, there can be no guarantee that such measures will be sufficient to protect the company’s systems, information, intellectual property and other assets from significant harm and that future cybersecurity incidents will not have a material adverse effect on the company or its results of operations or financial condition or cause reputational or other harm to the company. Refer to Item 1A. Risk Factors on pages 21 through 24 for further discussion of cyberattacks and the associated risks to Chevron’s business.
Item 2. Properties
The location and character of the company’s crude oil and natural gas properties and its refining, marketing, transportation, and chemicals facilities are described beginning on page 3 under Item 1. Business. Information required by Subpart 1200 of Regulation S-K (“Disclosure by Registrants Engaged in Oil and Gas Producing Activities”) is also contained in Item 1 and in Tables I through VII on pages 108 through 120 and Note 18 Properties, Plant and Equipment.
Item 3. Legal Proceedings
The following is a description of legal proceedings that involve governmental authorities as a party and that the company reasonably believes would result in $1.0 million or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment.
As previously disclosed, on May 20, 2024, the New Mexico Environment Department issued a Notice of Violation (NOV) for alleged violations of state and federal regulations of air quality between October 2022 and September 2023 at different Chevron facilities in New Mexico. Resolution of the alleged violations may result in the payment of a civil penalty of $1.0 million or more.
As previously disclosed, on May 26, 2023, Chevron’s refinery in El Segundo, California notified the U.S. EPA that it had inadvertently overstated the number of biofuel credits generated by co-processing in 2022 in violation of the Renewable Fuel Standard program. The parties began negotiating a resolution of the violation in October 2024. Resolution of the violation will result in the payment of a civil penalty of $1.0 million or more.
As previously disclosed, on October 31, 2024, California’s Bay Area Air District (formerly Bay Area Air Quality Management District) issued two NOVs for the alleged noncompliance with permit conditions that governed operation of certain equipment associated with low-NOx burners at the thermal oxidizers and stack gas heaters for sulfur recovery units 1 & 2 at Chevron’s refinery in Richmond, California. Resolution of the alleged violations may result in the payment of a civil penalty of $1.0 million or more.
As previously disclosed, in February 2025, the United States Department of Justice notified Hess of alleged Clean Water Act violations relating to Hess’s National Pollutant Discharge Elimination System permit covering operations in Hess facilities in the Gulf of America. Resolution of the alleged violations may result in the payment of a civil penalty of $1.0 million or more.
As previously disclosed, on June 26, 2025, the Colorado Energy & Carbon Management Commission (ECMC) issued a notice alleging violations of certain ECMC rules following the loss of well control incident that occurred in Galeton, Colorado, on April 6, 2025. Resolution of the alleged violations may result in the payment of a civil penalty of $1.0 million or more.
On July 22, 2025, ECMC issued a notice alleging various violations of reporting rules associated with environmental remediation data. Resolution of the alleged violations may result in the payment of a civil penalty of $1.0 million or more.
Please see information related to other legal proceedings in Note 16 Litigation.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The company’s common stock is listed on the New York Stock Exchange (trading symbol: CVX). As of February 6, 2026, stockholders of record numbered approximately 91,000. There are no restrictions on the company’s ability to pay dividends. The information on Chevron’s dividends are contained in the Quarterly Results tabulation.
Chevron Corporation Issuer Purchases of Equity Securities for Quarter Ended December 31, 2025

	Total Number	Average	Total Number of Shares	Approximate Dollar Values of Shares that
	of Shares	Price Paid	Purchased as Part of Publicly	May Yet be Purchased Under the Program
Period	Purchased [1,2]	per Share	Announced Program	(Billions of dollars) [2]
October 1 - October 31, 2025	6,121,636	$153.55	6,121,482	$38.6
November 1 - November 30, 2025	5,583,177	$152.49	5,583,177	$37.7
December 1 - December 31, 2025	8,036,375	$150.08	8,034,641	$36.5
Total October 1 - December 31, 2025	19,741,188	$151.84	19,739,300
1 Includes common shares repurchased from participants in the company’s deferred compensation plans for personal income tax withholdings.
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
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures The company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, management concluded that the company’s disclosure controls and procedures were effective as of December 31, 2025.
(b) Management’s Report on Internal Control Over Financial Reporting The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). The company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, the company’s management concluded that internal control over financial reporting was effective as of December 31, 2025.
The company excluded Hess from our assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the company in a business combination during 2025. Total assets and total revenues of Hess, a wholly-owned subsidiary of Chevron Corporation, represent 24 percent and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the period ended December 31, 2025.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included herein.
(c) Changes in Internal Control Over Financial Reporting During the quarter ended December 31, 2025, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Plan Elections
Michael K. Wirth, Chairman of the Board and Chief Executive Officer, entered into a pre-arranged stock trading plan on November 26, 2025. Mr. Wirth’s plan provides for the potential exercise of vested stock options and the associated sale of up to 262,900 shares of Chevron common stock between March 2, 2026 and February 26, 2027.
Eimear P. Bonner, Chief Financial Officer, entered into a pre-arranged stock trading plan on November 22, 2025. Ms. Bonner’s plan provides for the potential exercise of vested stock options and the associated sale of up to 132,768 shares of Chevron common stock between February 27, 2026 and February 26, 2027.
R. Hewitt Pate, Chief Legal Officer, entered into a pre-arranged stock trading plan on November 26, 2025. Mr. Pate’s plan provides for the potential exercise of vested stock options and the associated sale of up to 335,509 shares of Chevron common stock between February 27, 2026 and February 26, 2027.
The trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and Chevron’s policies regarding transactions in Chevron securities.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our Executive Officers at February 24, 2026
The Corporation’s executive officers are shown in the table below:

Name	Age	Current and Prior Positions (up to five years)	Primary Areas of Responsibility
Michael K. Wirth*	65	Chairman of the Board and Chief Executive Officer (since Feb 2018)	Chairman of the Board and Chief Executive Officer
Eimear P. Bonner*	51	Chief Financial Officer (since Mar 2024) President and Chief Technology Officer, Chevron Technical Center (Feb 2021 - Dec 2023) General Director, Tengizchevroil (Dec 2018 - Jan 2021)	Finance; Investor Relations
Mark A. Nelson*	62
Vice Chairman (since Feb 2023); Executive Vice President, Oil, Products & Gas (since Oct 2024)
Executive Vice President, Strategy, Policy & Development (Oct
  2022 - Sep 2023)
Executive Vice President, Downstream (Mar 2019 - Sep 2022)
			Upstream - Worldwide Exploration and Production; Subsurface; Wells; Downstream - Worldwide Manufacturing, Marketing, Lubricants, and Chemicals; Midstream; Asset Performance and Process Safety
T. Ryder Booth*	57	Chief Technology and Engineering Officer (since Jul 2025) Vice President, Midcontinent (Aug 2021 - Jun 2025)	Reserves and Storage; Facilities Engineering; Capital Projects; Technology Strategy Execution and Performance; Information Technology; Operations and Turnarounds; Asset Retirement; Environmental Management; Innovation; Health, Safety and Environment; Supply Chain Management
Jeff B. Gustavson*	53	President, New Energies (since Aug 2021) Vice President, Midcontinent (Feb 2018 - Jul 2021)	Lower Carbon Solutions; Power for Data Centers; Artificial Intelligence
R. Hewitt Pate*	63	Chief Legal Officer (since Aug 2009)	Law, Governance and Compliance
Robert Clay Neff	63	President, Upstream (since Jul 2025)
President, Chevron International Exploration and Production (Oct 2022 - Jul 2025)
		President, Chevron Middle East, Africa, South America Exploration and Production Company (Nov 2019 - Oct 2022)	Upstream - Worldwide Exploration and Production; Subsurface; Wells
Andy Walz	58	President, Downstream, Midstream & Chemicals (since Oct 2024) President, Americas Products (Oct 2019 - Oct 2024)	Downstream - Worldwide Manufacturing, Marketing, Lubricants, and Chemicals; Midstream
*Member of the Corporation’s Executive Committee
The information about directors required by Item 401(a), (d), (e) and (f) of Regulation S-K and contained under the heading “Election of Directors” in the Notice of the 2026 Annual Meeting of Stockholders and 2026 Proxy Statement, to be filed pursuant to Rule 14a-6(b) under the Exchange Act in connection with the company’s 2026 Annual Meeting (the 2026 Proxy Statement), is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 406 of Regulation S-K and contained under the heading “Business Conduct and Ethics Code” in the 2026 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 407(d)(4) and (5) of Regulation S-K and contained under the heading “Corporate Governance — Board Committees” in the 2026 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

The information required by Item 408(b) of Regulation S-K and contained under the heading “Insider Trading and Prohibited Transactions Involving Chevron Securities” in the 2026 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K and contained under the headings “Executive Compensation,” “Director Compensation” and “CEO Pay Ratio” in the 2026 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 407(e)(5) of Regulation S-K and contained under the heading “Corporate Governance — Management Compensation Committee Report” in the 2026 Proxy Statement is incorporated herein by reference into this Annual Report on Form 10-K. Pursuant to the rules and regulations of the SEC under the Exchange Act, the information under such caption incorporated by reference from the 2026 Proxy Statement shall not be deemed to be “soliciting material,” or to be “filed” with the Commission, or subject to Regulation 14A or 14C or the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K and contained under the heading “Stock Ownership Information — Security Ownership of Certain Beneficial Owners and Management” in the 2026 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 201(d) of Regulation S-K and contained under the heading “Equity Compensation Plan Information” in the 2026 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 of Regulation S-K and contained under the heading “Related Person Transactions” in the 2026 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
The information required by Item 407(a) of Regulation S-K and contained under the heading “Corporate Governance — Director Independence” in the 2026 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A and contained under the heading “Board Proposal to Ratify PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm for 2026” in the 2026 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Financial Table of Contents	Table of Contents

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents
Key Financial Results

Millions of dollars, except per-share amounts	2025	2024	2023
Net Income (Loss) Attributable to Chevron Corporation	$12,299	$17,661	$21,369
Per Share Amounts:
Net Income (Loss) Attributable to Chevron Corporation
– Basic	$6.65	$9.76	$11.41
– Diluted	$6.63	$9.72	$11.36
Dividends	$6.84	$6.52	$6.04
Sales and Other Operating Revenues	$184,432	$193,414	$196,913
Return on:
Capital Employed	6.6%	10.1%	11.9%
Stockholders’ Equity	7.3%	11.3%	13.3%
Earnings by Major Operating Area
Millions of dollars	2025	2024	2023
Upstream
United States	$5,815	$7,602	$4,148
International	7,007	11,000	13,290
Total Upstream	12,822	18,602	17,438
Downstream
United States	1,375	531	3,904
International	1,647	1,196	2,233
Total Downstream	3,022	1,727	6,137
All Other	(3,545)	(2,668)	(2,206)
Net Income (Loss) Attributable to Chevron Corporation[1,2]	$12,299	$17,661	$21,369
[1] Includes foreign currency effects:	$(469)	$520	$(224)
[2] Income net of tax, also referred to as “earnings” in the discussions that follow.
Refer to the Results of Operations section for a discussion of financial results by major operating area for the three years ended December 31, 2025. Throughout the document, certain totals and percentages may not sum to their component parts due to rounding.
Business Environment and Outlook
Chevron Corporation is a global energy company with direct and indirect subsidiaries and affiliates that conduct substantial business activities in the following countries: Angola, Argentina, Australia, Bangladesh, Brazil, Canada, China, Egypt, Equatorial Guinea, Guyana, Israel, Kazakhstan, Malaysia, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait, the Philippines, Singapore, South Korea, Thailand, the United Kingdom, the United States and Venezuela.
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
Some governments, companies, communities and other stakeholders are supporting efforts to address climate change. International initiatives and national, regional and state legislation and regulations that aim to directly or indirectly reduce GHG emissions are in various stages of design, adoption and implementation. Some of these policies and programs include renewable and low carbon fuel standards; programs that price GHG emissions; performance standards; and measures that provide various incentives for lower carbon activities, including carbon capture and storage and the production of hydrogen and sustainable aviation fuel. Requirements for these and other similar policies and programs are complex, ever changing, program specific and encompass: (1) the blending of renewable fuels into transportation fuels; (2) the purchasing, selling, utilizing and retiring of allowances and carbon credits; and (3) other emissions reduction measures including efficiency improvements and capturing GHG emissions. These compliance policies and programs have had and may continue to have negative impacts on the company now and in the future including, but not limited to, the displacement of hydrocarbon and other products and/or the impairment of assets. These policies have the potential to enable opportunities for Chevron in its oil and gas and lower carbon business lines. Although we expect the company’s costs to comply with these policies and

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

programs to continue to increase, these costs currently do not have a material impact on the company’s financial condition or results of operations.
Significant uncertainty remains as to the pace and extent to which a lower carbon future progresses, which is dependent, in part, on substantial advancements and changes in policy, technology, and customer and consumer preferences. The level of expenditure required to comply with new or potential climate change-related laws and regulations and the amount of additional investments needed in new or existing technology or facilities, such as carbon capture and storage, is difficult to predict with certainty and is expected to vary depending on the actual laws and regulations enacted, available technology options, customer and consumer preferences, the company’s activities and market conditions. Although the future is uncertain, many published outlooks conclude that fossil fuels will remain a significant part of an energy system that increasingly incorporates lower carbon sources of supply for many years to come.
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
The company will continue to develop oil and gas resources to meet customers’ and consumers’ demand for energy. At the same time, Chevron believes that the future of energy is lower carbon. The company will continue to maintain flexibility in its portfolio to be responsive to changes in policy, technology, and customer and consumer preferences. Chevron aims to grow its oil and gas business, lower the carbon intensity of operations and grow new energies businesses. To grow new energies businesses, Chevron plans to leverage the company’s capabilities, assets, partnerships and customer relationships. The company’s oil and gas business may increase or decrease depending upon market, economic, legislative and regulatory forces, among other factors.
In 2021, Chevron announced aspirations and targets that align with its strategy. Chevron uses emissions intensity targets, which enable the company to assess, quantify and transparently communicate its own carbon performance in a standardized way. Chevron regularly evaluates its aspirations, targets and goals. The company has changed and/or eliminated some of these aspirations, targets and goals and may continue to do so in the future for various reasons, including market conditions; its strategy or portfolio; and financial, operational, policy, reputational, legal and other factors. For its aspiration to achieve net zero for upstream production Scope 1 and 2 GHG emissions on an equity basis by 2050, many of the necessary advancements in technology, policy and collective action have not occurred. As a result, Chevron is not on track to achieve the aspiration by 2050. While Chevron continues to have the aspiration, it will no longer use 2050 as a timeline.
The company’s ability to achieve any aspiration, target or goal is subject to numerous risks and contingencies, many of which are outside of Chevron’s control and persist. Examples of such risks and contingencies include: (1) sufficient and substantial advances in technology, including progress of commercially viable technologies and low- or non-carbon-based energy sources; (2) laws, governmental regulation, policies, and other enabling actions, including those regarding subsidies, tax and other incentives as well as the granting of necessary permits by governing authorities; (3) successful generation, acquisition, retirement and accounting of cost-effective, verifiable carbon offsets from nature-based solutions or carbon capture and storage; (4) the availability of suppliers that can meet sustainability-related standards; (5) evolving regulatory requirements affecting ESG standards or disclosures; (6) evolving standards for tracking and reporting on emissions and emission reductions and removals; (7) customers’ and consumers’ preferences and use of the company’s products or substitute products; and (8) actions taken by the company’s competitors. Please refer to “Risk Factors” in Part I, Item 1A, on pages 25 through 27 for further discussion of GHG regulation and climate change and the associated risks to Chevron’s business, including the risks impacting Chevron’s strategy, aspirations, targets and disclosures related to environmental, social, and governance matters.
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
In 2025, the U.S. announced the imposition of various changing tariffs on imports from our trade partners. The tariff impact in 2025 was less than one percent of the company’s third party spend and was not material to the company’s financial results. In first quarter 2026, the company continued to work with partners across its supply chain to identify alternative sourcing options and mitigate the impact of the tariffs. Although the U.S. Supreme Court struck down some global tariffs in February 2026, there remains significant uncertainty as to the duration and magnitude of any future tariffs that may be imposed as permitted under U.S. laws and, accordingly, as to the resultant impacts these tariffs could have on the company and its suppliers and the company’s future results of operations.
Acquisition and Disposition of Assets The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value and to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. The company was targeting $10-15 billion of asset sales over the five-year period ending in 2028. From 2024 through January 2026, the company has generated approximately $9 billion of asset sales proceeds. Looking ahead, the company expects $1-2 billion in annual asset sale proceeds through 2030. Asset dispositions and restructurings may result in significant gains or losses in future periods.
In addition, some assets are divested along with their related liabilities, such as decommissioning obligations. In certain instances, such transferred obligations have returned and may continue to return to the company and result in losses that could be significant. For example, in fourth quarter 2023, the company recognized charges for decommissioning obligations from certain previously divested assets in the Gulf of America. In 2025, the company spent $297 million related to these obligations and anticipates spending an additional $200-300 million annually through 2033. To the extent the current owners of the company’s previously divested assets default on their decommissioning obligations, regulators

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
In July 2025, the company completed its acquisition of Hess Corporation (Hess). Refer to Note 29. Acquisition of Hess Corporation for additional information.
Other Impacts The company closely monitors developments in the financial and credit markets, the level of worldwide economic activity, and the implications for the company of movements in prices for crude oil, natural gas and natural gas liquids (NGLs). Management takes these developments into account in the conduct of daily operations and for business planning.
The company has announced plans to achieve $3-4 billion in structural cost reductions by the end of 2026. These cost savings will largely come from optimizing the portfolio, leveraging technology to enhance productivity, and changing how and where work is performed, including expanded use of global capability centers. In 2025, the company delivered $1.5 billion in structural cost savings, with $2 billion achieved in the annual run rate.
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
Chevron has interests in Venezuelan assets operated by independent affiliates. Chevron has been conducting limited activities in Venezuela consistent with authorizations issued by the United States government. The financial results for Chevron’s business in Venezuela have been recorded as non-equity investments since 2020, where income is only recognized when cash is received, and production and reserves are not included in the company’s results. Following the issuance of a general license and other authorizations, crude oil liftings in Venezuela restarted in 2023. Chevron maintained its presence in Venezuela consistent with the U.S. government sanctions policy, and pursuant to this policy, continued delivering limited crude oil to the U.S. from these affiliates through January 2026. Based on recently revised authorizations that align with current U.S. sanctions policy for Venezuela, Chevron will continue delivery of crude oil produced from its Venezuelan assets to the U.S. and to the international market. Current geopolitical developments relating to Venezuela could have an impact on the company’s operations in Venezuela and, as a result, impact the company’s future results of operations.
Chevron maintains an equity interest in the Caspian Pipeline Consortium (CPC) which provides a primary export route for Tengiz field production in Kazakhstan. An adverse event or incident affecting CPC operations, which CPC has experienced from time to time, such as recent drone attacks, could have a negative impact on the Tengiz field and the company’s future results of operations and financial position. The financial impacts of such risks remain uncertain.
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
Commodity Prices The following chart shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $69 per barrel for the full-year 2025, compared

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

to $81 in 2024. As of mid-February 2026, the Brent price was $70 per barrel. The WTI price averaged $65 per barrel for the full-year 2025, compared to $76 in 2024. As of mid-February 2026, the WTI price was $63 per barrel. The majority of the company’s equity crude production is priced based on the Brent benchmark. Crude prices were lower in 2025 driven by supply growth in non-OPEC countries and slowing demand despite impacts from geopolitical conflicts and OPEC+ supply decisions.
    Sources: Platts (crude) & Energy Intelligence (natural gas)
The U.S. Henry Hub natural gas price averaged $3.53 per thousand cubic feet (MCF) for the full-year 2025, compared to $2.25 in 2024. As of mid-February 2026, the Henry Hub price was $3.43 per MCF. In the U.S., higher Henry Hub prices were driven by higher weather-driven demand in the U.S. and increasing liquefied natural gas (LNG) export demand.
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
See page 46 for the company’s U.S. and international average realizations for each of the past three years.
Production The company’s worldwide net oil-equivalent production in 2025 was 3.7 million barrels per day, 12 percent higher than in 2024 primarily due to the acquisition of Hess and growth in TCO, the Permian Basin and the Gulf of America, which were partly offset by the impacts of asset sales. About 21 percent of the company’s net oil-equivalent production in 2025 occurred in OPEC+ member countries of Equatorial Guinea, Kazakhstan, Malaysia, Nigeria and the Partitioned Zone between Saudi Arabia and Kuwait.
The company estimates its net oil-equivalent production in 2026 to increase 7 to 10 percent over 2025, assuming a Brent crude oil price of $60 per barrel and excluding expected asset sales. This includes a full year contribution from Hess assets. This estimate is subject to many factors and uncertainties, including quotas or other actions that may be imposed by OPEC+; price effects on entitlement volumes; changes in fiscal terms or restrictions on the scope of company operations; delays in construction; reservoir performance; greater-than-expected declines in production from mature fields; start-up or ramp-up of projects; acquisition and divestment of assets; fluctuations in demand for crude oil and natural gas in various markets; weather conditions that may shut in production; civil unrest; changing geopolitics; delays in completion of maintenance turnarounds; storage constraints or economic conditions that could lead to shut-in production; or other disruptions to operations. The outlook for future production levels is also affected by the size and number of economic investment opportunities and the time lag between initial exploration and the beginning of production.

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

Other Americas

United States

*barrels of oil-equivalent

Net proved reserves by product Billions of BOE*

Natural gas

Natural gas liquids

Crude oil

*barrels of oil-equivalent
Proved Reserves Net proved reserves for consolidated companies and affiliated companies totaled 10.6 billion barrels of oil-equivalent at year-end 2025, an increase from year-end 2024. The reserve replacement ratio in 2025 was 158 percent. The 5 and 10 year reserve replacement ratios were 91 percent and 95 percent, respectively. Refer to Table V for a tabulation of the company’s proved net oil and gas reserves by geographic area, at the beginning of 2023 and each year-end from 2023 through 2025, and an accompanying discussion of major changes to proved reserves by geographic area for the three-year period ending December 31, 2025.
Refer to the “Results of Operations” section on pages 42 through 43 for additional discussion of the company’s upstream business.
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
Refer to the “Results of Operations” section on page 43 for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities and technology companies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Noteworthy Developments
Key noteworthy developments and other events during 2025 and early 2026 included the following:
Angola Achieved first oil from the South N’dola platform, leveraging existing infrastructure.
Argentina Exercised option to participate in the Vaca Muerta Sur Pipeline Project to export crude from the Vaca Muerta shale to a new export terminal.
Australia Reached final investment decision (FID) on the Gorgon backfill development to connect the Geryon and Eurytion fields to existing infrastructure, enabling long-term supply of domestic gas in Western Australia and LNG in Asia.
Brazil Secured nine offshore blocks in the Foz do Amazonas Basin.
Guinea-Bissau Secured two frontier exploration blocks (Blocks 5B and 6B).
Guyana Achieved first oil at Yellowtail, the fourth development in the offshore Stabroek Block, and reached FID on the Hammerhead project, the seventh development.
Israel Reached FID on the Leviathan Gas Expansion project, which is expected to increase production capacity to 2.1 billion cubic feet per day and support increased exports to Egypt.
Kazakhstan Started production at the Future Growth Project and ramped up total production to approximately 1 million barrels of oil-equivalent per day at Tengiz.
Malaysia/Thailand JDA Completed the sale of the company’s interest in the Malaysia-Thailand Joint Development Area.
Namibia Secured exploration blocks in Petroleum Exploration License 82 (Blocks 2112B and 2212A) in Walvis Basin.
Nigeria Discovered hydrocarbons in two exploration and appraisal wells in the Delta South-AA in Petroleum Mining Lease 46 and the Awodi-07 in Petroleum Prospecting License 263 in shallow offshore water.
Peru Secured three offshore exploration blocks (Blocks Z-61, Z-62, and Z-63) in the Trujillo Basin.
Republic of Congo Completed the sale of the company’s interest in the Republic of Congo.
Suriname Secured two shallow water blocks (Blocks 9 and 10).
United States Completed the acquisition of Hess, creating a combined company with a premier upstream portfolio and achieving the initial run-rate synergy target of $1 billion.
United States Started and ramped up production at the Anchor, Ballymore, Stampede, and Whale fields in the deepwater Gulf of America.
United States Grew production in the Permian Basin by more than 10 percent with lower Capex compared to the prior year, reaching one million barrels of oil equivalent per day.
United States Discovered oil at the non-operated Far South well in the deepwater Gulf of America and secured additional exploration blocks in the Gulf of America.
United States Completed the sale of a portion of its interest in certain gas assets in East Texas and the sale of certain non-operated midstream pipelines and facilities.
United States Started production from the Geismar renewable diesel plant in Louisiana after completing an expansion that increased capacity from 7,000 to 22,000 barrels per day.
United States Entered the U.S. lithium sector and acquired approximately 135,000 net acres in the Smackover Formation in Northeast Texas and Southwest Arkansas for direct lithium extraction.
United States Announced plans to provide power solutions to support U.S. data center growth, with the first project under development in West Texas.
United States Achieved the highest U.S. refinery throughput in 20 years through recent expansion projects and efficiency improvements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Common Stock Dividends The 2025 annual dividend was $6.84 per share, making 2025 the 38th consecutive year that the company increased its annual per share dividend payout. In January 2026, the company’s Board of Directors increased its quarterly dividend by $0.07 per share, approximately four percent, to $1.78 per share payable in March 2026.
Common Stock Repurchase Program The company repurchased $12.1 billion of its common stock in 2025 under its stock repurchase program. For more information on the common stock repurchase program, see Liquidity and Capital Resources.
Results of Operations
The following section presents the results of operations and variances on an after-tax basis for the company’s business segments – Upstream and Downstream – as well as for “All Other.” Earnings are also presented for the U.S. and international geographic areas of the Upstream and Downstream business segments. Refer to Note 14 Operating Segments and Geographic Data for a discussion of the company’s “reportable segments.” This section should also be read in conjunction with the discussion in Business Environment and Outlook. Refer to the Selected Operating Data for a three-year comparison of production volumes, refined product sales volumes and refinery inputs. A discussion of variances between 2024 and 2023 can be found in the “Results of Operations” section on pages 43 through 44 of the company’s 2024 Annual Report on Form 10-K filed with the SEC on February 21, 2025.

Worldwide Upstream earnings Billions of Dollars

United States

International

Worldwide Downstream earnings Billions of dollars

United States

International

U.S. refined product sales Thousands of barrels per day

Other

Fuel oil

Diesel/Gas oil

Jet fuel

Gasoline

International refined product sales* Thousands of barrels per day

Other

Fuel oil

Diesel/Gas oil

Jet fuel

Gasoline

*includes equity share in affiliates

U.S. Upstream

	Unit *	2025	2024	2023
Earnings	$MM	$5,815	$7,602	$4,148
Net Oil-Equivalent Production	MBOED	1,858	1,599	1,349
Liquids Production	MBD	1,341	1,152	997
Natural Gas Production	MMCFD	3,099	2,684	2,112
Liquids Realization	$/BBL	$48.13	$56.24	$59.19
Natural Gas Realization	$/MCF	$2.05	$1.04	$1.67
* MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.
U.S. upstream earnings decreased by $1.8 billion, primarily due to lower liquids realizations of $2.4 billion, higher operating expenses of $2.0 billion, and higher depreciation, depletion and amortization of $1.4 billion, partly offset by higher sales volumes of $2.8 billion, and higher natural gas realizations of $800 million. All figures are inclusive of Hess.
Net oil-equivalent production was up 259,000 barrels per day, or 16 percent, primarily due to the acquisition of Hess and higher production in the Permian Basin and the Gulf of America.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

International Upstream

	Unit[2]	2025	2024	2023
Earnings[1]	$MM	$7,007	$11,000	$13,290
Net Oil-Equivalent Production	MBOED	1,865	1,739	1,771
Liquids Production	MBD	962	823	833
Natural Gas Production	MMCFD	5,416	5,494	5,632
Liquids Realization	$/BBL	$61.58	$71.38	$71.70
Natural Gas Realization	$/MCF	$7.04	$7.32	$7.69
[1] Includes foreign currency effects:		$(408)	$395	$376
2 MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.
International upstream earnings decreased by $4.0 billion, primarily due to higher DD&A of $2.8 billion, lower realizations of $2.0 billion, an unfavorable foreign currency effect of $803 million between periods, and the absence of prior year favorable asset sales impacts of $260 million, partly offset by higher liftings of $2.2 billion, and lower operating expenses of $470 million. All figures are inclusive of Hess.
Net oil-equivalent production was up 126,000 barrels per day, or 7 percent. The increase was primarily due to the acquisition of Hess and higher production at TCO in Kazakhstan, partly offset by impacts from asset sales in Canada and the Republic of Congo.
U.S. Downstream

	Unit *	2025	2024	2023
Earnings	$MM	$1,375	$531	$3,904
Refinery Crude Unit Inputs	MBD	1,038	917	962
Refined Product Sales	MBD	1,317	1,286	1,287
* MBD — thousands of barrels per day.
U.S. downstream earnings increased by $844 million, primarily due to lower operating expenses of $730 million and higher margins on refined product sales of $580 million, partly offset by lower earnings from the 50 percent-owned Chevron Phillips Chemical Company of $440 million.
Refinery crude unit inputs were up 121,000 barrels per day, or 13 percent, primarily due to increased capacity at the Pasadena, Texas refinery upon completion of the Light Tight Oil project.
Refined product sales were up 31,000 barrels per day, or 2 percent, compared to the year-ago period.
International Downstream

	Unit [2]	2025	2024	2023
Earnings [1]	$MM	$1,647	$1,196	$2,233
Refinery Crude Unit Inputs	MBD	652	646	636
Refined Product Sales	MBD	1,484	1,495	1,445
[1] Includes foreign currency effects:		$(48)	$126	$(12)
2 MBD — thousands of barrels per day.
International downstream earnings increased by $451 million, primarily due to higher margins on refined product sales of $440 million and the absence of prior year impairments of $185 million, partly offset by foreign currency effects, which had an unfavorable impact on earnings of $174 million between periods.
Refinery crude unit inputs were up 6,000 barrels per day, or 1 percent from the year-ago period.
Refined product sales were down 11,000 barrels per day, or 1 percent from the year-ago period.
All Other

	Unit	2025	2024	2023
Net charges*	$MM	$(3,545)	$(2,668)	$(2,206)
*Includes foreign currency effects:		$(13)	$(1)	$(588)
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, and technology companies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Net charges increased by $877 million, primarily due to higher interest expense, and higher pension settlement and curtailment costs.
Consolidated Statement of Income
Comparative amounts for certain income statement categories are shown below. A discussion of variances between 2024 and 2023 can be found in the “Consolidated Statement of Income” section on pages 45 and 46 of the company’s 2024 Annual Report on Form 10-K.

Millions of dollars	2025	2024	2023
Sales and other operating revenues	$184,432	$193,414	$196,913
Sales and other operating revenues decreased in 2025 mainly due to lower crude oil and refined product prices, partially offset by higher crude oil and refined product sales volumes and higher natural gas prices and volumes.

Millions of dollars	2025	2024	2023
Income (loss) from equity affiliates	$3,000	$4,596	$5,131
Income from equity affiliates decreased in 2025 mainly due to lower upstream-related earnings from Tengizchevroil LLP (TCO) in Kazakhstan as higher liftings from the FGP project were more than offset by higher depreciation, depletion and amortization and lower realizations, and lower downstream-related earnings from CPChem primarily due to lower chemicals margins. These decreases were partially offset by higher downstream-related earnings from GS Caltex in South Korea. Refer to Note 15 Investments and Advances for a discussion of Chevron’s investments in affiliated companies.

Millions of dollars	2025	2024	2023
Other income (loss)	$1,599	$4,782	$(1,095)
Other income decreased in 2025 mainly due to the absence of before tax gains on asset sales in Canada, an unfavorable swing in foreign currency effects, and lower income from Venezuela.

Millions of dollars	2025	2024	2023
Purchased crude oil and products	$108,214	$119,206	$119,196
Purchased crude oil and products decreased in 2025 due to lower crude oil and refined product prices and volumes, partially offset by higher natural gas prices and volumes.

Millions of dollars	2025	2024	2023
Operating, selling, general and administrative expenses	$33,131	$32,298	$29,028
Operating, selling, general and administrative expenses increased compared to last year primarily due to the acquisition of Hess and higher professional service costs, partially offset by lower severance accruals.

Millions of dollars	2025	2024	2023
Exploration expense	$1,051	$995	$914
Exploration expenses in 2025 were relatively flat compared to last year.

Millions of dollars	2025	2024	2023
Depreciation, depletion and amortization	$20,132	$17,282	$17,326
Depreciation, depletion and amortization expenses increased in 2025 primarily due to higher production and higher rates.

Millions of dollars	2025	2024	2023
Taxes other than on income	$5,230	$4,716	$4,220
Taxes other than on income increased in 2025 primarily due to higher excise taxes related to downstream activities.

Millions of dollars	2025	2024	2023
Interest and debt expense	$1,217	$594	$469
Interest and debt expenses increased in 2025 mainly due to higher debt balances, including debt assumed from the acquisition of Hess.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Millions of dollars	2025	2024	2023
Other components of net periodic benefit costs	$313	$195	$212
Other components of net periodic benefit costs increased in 2025 primarily due to higher settlement and curtailment losses, partially offset by higher expected return on plan assets.

Millions of dollars	2025	2024	2023
Income tax expense (benefit)	$7,258	$9,757	$8,173
The decrease in income tax expense in 2025 of $2.5 billion was primarily due to the decrease in total income before tax for the company of $7.8 billion, along with the absence of the tax impacts of the asset sales in Canada. The decrease in income before taxes for the company was primarily the result of higher upstream depreciation, depletion and amortization, lower upstream realizations, unfavorable foreign exchange impacts, and higher operating costs, partially offset by higher upstream sales volumes and higher downstream margins.
U.S. income before tax decreased from $8.1 billion in 2024 to $6.0 billion in 2025. This $2.1 billion decrease in income was primarily driven by lower upstream realizations, higher upstream depreciation, depletion and amortization and higher operating expenses, partially offset by higher upstream sales volumes and higher downstream margins. The decrease of $337 million in U.S. income tax expense between year-over-year periods, from $1.9 billion in 2024 to $1.6 billion in 2025, was primarily driven by the decrease in income before tax, partially offset by current period unfavorable tax items.
International income before tax decreased from $19.5 billion in 2024 to $13.8 billion in 2025. This $5.7 billion decrease in income was primarily driven by higher upstream depreciation, depletion and amortization, lower upstream realizations, unfavorable foreign exchange impacts and the absence of impacts related to the asset sales in Canada, partially offset by higher upstream sales volumes. The decrease of $2.2 billion in international income tax expense between year-over-year periods, from $7.9 billion in 2024 to $5.7 billion in 2025, was primarily driven by the decrease in income before tax, along with the absence of tax impacts of the asset sales in Canada.
Refer also to the discussion of the effective income tax rate in Note 17 Taxes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Selected Operating Data1,2

	Unit	2025	2024	2023
U.S. Upstream
Net Crude Oil and Natural Gas Liquids (NGLs) Production	MBD	1,341	1,152	997
Net Natural Gas Production[3]	MMCFD	3,099	2,684	2,112
Net Oil-Equivalent Production	MBOED	1,858	1,599	1,349
Sales of Natural Gas[4]	MMCFD	5,717	5,172	4,637
Sales of Natural Gas Liquids	MBD	536	490	354
Revenues from Net Production
Crude	$/BBL	$62.22	$73.47	$75.04
NGLs	$/BBL	$18.80	$19.88	$20.04
Liquids (weighted average of Crude and NGLs)	$/BBL	$48.13	$56.24	$59.19
Natural Gas	$/MCF	$2.05	$1.04	$1.67
International Upstream
Net Crude Oil and NGLs Production[5]	MBD	962	823	833
Net Natural Gas Production[3]	MMCFD	5,416	5,494	5,632
Net Oil-Equivalent Production[5]	MBOED	1,865	1,739	1,771
Sales of Natural Gas	MMCFD	5,535	5,678	6,025
Sales of Natural Gas Liquids	MBD	126	132	94
Revenues from Liftings
Crude	$/BBL	$63.25	$73.72	$74.29
NGLs	$/BBL	$21.19	$26.49	$24.01
Liquids (weighted average of Crude and NGLs)	$/BBL	$61.58	$71.38	$71.7
Natural Gas	$/MCF	$7.04	$7.32	$7.69
Worldwide Upstream
Net Oil-Equivalent Production[5]
United States	MBOED	1,858	1,599	1,349
International	MBOED	1,865	1,739	1,771
Total	MBOED	3,723	3,338	3,120
U.S. Downstream
Gasoline Sales[6]	MBD	685	667	642
Other Refined Product Sales	MBD	632	619	645
Total Refined Product Sales	MBD	1,317	1,286	1,287
Sales of Natural Gas[4]	MMCFD	28	28	32
Sales of Natural Gas Liquids	MBD	26	21	22
Refinery Crude Unit Inputs[8]	MBD	1,038	917	962
International Downstream
Gasoline Sales[6]	MBD	388	382	353
Other Refined Product Sales	MBD	1,096	1,113	1,092
Total Refined Product Sales[7]	MBD	1,484	1,495	1,445
Sales of Natural Gas[4]	MMCFD	1	—	1
Sales of Natural Gas Liquids	MBD	123	136	153
Refinery Crude Unit Inputs[8]	MBD	652	646	636
[1] Includes company share of equity affiliates.
2 MBD – thousands of barrels per day; MMCFD – millions of cubic feet per day; MBOED – thousands of barrels of oil-equivalents per day; Bbl – barrel; MCF – thousands of cubic feet. Oil-equivalent gas (OEG) conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOED - thousands of barrels of oil-equivalent per day.

[3] Includes natural gas consumed in operations:
United States	MMCFD	64	60	64
International	MMCFD	582	549	532
[4] Downstream sales of Natural Gas separately identified from Upstream.
[5] Includes net production of synthetic oil:
Canada	MBD	—	46	51
[6] Includes branded and unbranded gasoline.
[7] Includes sales of affiliates:	MBD	384	386	389
[8] Includes crude oil and other inputs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Liquidity and Capital Resources
Sources and Uses of Cash The strength of the company’s balance sheet enables it to fund any timing differences throughout the year between cash inflows and outflows.
Cash, Cash Equivalents and Marketable Securities Total balances were $6.3 billion and $6.8 billion at December 31, 2025 and 2024, respectively. The company holds its cash with a diverse group of major financial institutions and has processes and safeguards in place designed to manage its cash balances and mitigate the risk of loss. Cash provided by operating activities in 2025 was $33.9 billion, compared to $31.5 billion in 2024, primarily as higher cash distributions from TCO and contributions from legacy Hess assets more than offset the impact of lower commodity prices. Between January and March 2025, Chevron purchased 15.38 million shares of Hess common stock in open market transactions for approximately $2.2 billion. Cash provided by operating activities was net of contributions to employee pension plans of approximately $588 million in 2025 and $844 million in 2024. Capital expenditures totaled $17.3 billion in 2025 compared to $16.4 billion in 2024. Proceeds and deposits related to asset sales and return of investments totaled $1.8 billion in 2025 compared to $7.7 billion in 2024. Net repayment (borrowing) of loans by equity affiliates included an inflow of $778 million in 2025 mainly due to a loan repayment from TCO, compared with an outflow of $233 million in the year ago period.
Restricted cash of $1.0 billion and $1.5 billion at December 31, 2025 and 2024, respectively, was held in cash and short-term marketable securities and recorded as “Deferred charges and other assets” and “Prepaid expenses and other current assets” on the Consolidated Balance Sheet. These amounts are generally associated with upstream decommissioning activities and tax payments. The decrease of restricted cash in 2025 is mainly due to the release of funds for tax-deferred exchanges.
Dividends Dividends paid to common stockholders were $12.8 billion in 2025 and $11.8 billion in 2024.
Debt and Finance Lease Liabilities Total debt, including finance lease liabilities, was $40.8 billion at December 31, 2025, up from $24.5 billion at year-end 2024. In 2025, the company issued $11.2 billion of public bonds, retired $4.0 billion of public bonds at maturity and reduced commercial paper balances. In third quarter 2025, the company also assumed $10.0 billion of debt and finance lease liabilities as part of the acquisition of Hess, including approximately $3.7 billion related to Hess Midstream Operations LP that is non-recourse to Chevron Corporation.
The company’s total debt due within one year, consisting primarily of the current portion of long-term debt and redeemable long-term obligations, totaled $10.9 billion at December 31, 2025, compared with $12.7 billion at year-end 2024. Of these amounts, $9.9 billion and $8.25 billion were reclassified to long-term debt at the end of 2025 and 2024, respectively, since settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to continue refinancing them.
The company has access to a commercial paper program as a financing source for working capital or other short-term needs. The company had $4.6 billion of commercial paper outstanding as of December 31, 2025, compared with $5.4 billion at December 31, 2024.
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

Hess stock purchase

Stock repurchases

Capital expenditures

Dividends

Cash from operating activities

Capital expenditures by segment Billions of dollars

All Other

Downstream

Upstream

Affiliate capital expenditures Billions of dollars

Downstream

Upstream

Debt at year-end Billions of dollars

Total debt

Net debt*

*Refer to page 52 for calculations of debt and debt ratios

Debt coverage ratios

Debt-to-CFFO*

Net debt-to-CFFO*

*Refer to page 52 for calculations of debt and debt ratios

The major debt rating agencies routinely evaluate the company’s debt, and the company’s cost of borrowing can increase or decrease depending on these debt ratings. The company has outstanding public bonds issued by Chevron Corporation, CUSA, Noble Energy, Inc. (Noble), Texaco Capital Inc., and Hess Corporation. The securities that are the obligation of, or guaranteed by, Chevron Corporation carry an AA- rating by Standard and Poor’s Corporation and an Aa2 rating by Moody’s Investors Service. The company’s U.S. commercial paper is rated A-1+ by Standard and Poor’s and P-1 by Moody’s. All of these ratings denote high-quality, investment-grade securities.
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

	Year ended December 31,
	2025	2024
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$92,272	$96,035
Sales and other operating revenues - related party	36,700	43,562
Total costs and other deductions	92,316	102,116
Total costs and other deductions - related party	33,229	35,454
Net income (loss)	$40,967	$73,119

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

	At December 31,
	2025	2024
	(Millions of dollars) (unaudited)
Current assets	$17,315	$16,918
Current assets - related party	2,266	2,626
Other assets	58,530	57,921
Current liabilities	26,388	30,563
Current liabilities - related party	18,033	22,997
Other liabilities	29,539	23,719
Total net equity (deficit)	$4,151	$186

Common Stock Repurchase Program On January 25, 2023, the Board of Directors authorized the repurchase of the company’s shares of common stock in an aggregate amount of $75 billion (the “2023 Program”). The 2023 Program took effect on April 1, 2023, and does not have a fixed expiration date. During 2025, the company purchased a total of 79.9 million shares for $12.1 billion and paid an additional $146 million in excise taxes related to 2024 buybacks. As of December 31, 2025, the company had purchased a total of 250.8 million shares for $38.5 billion excluding excise taxes, resulting in $36.5 billion remaining under the 2023 Program. Chevron expects share repurchases in the first quarter of 2026 to be between $2.5-$3.0 billion.
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
Capital Expenditures Capital expenditures (Capex) primarily includes additions to fixed asset or investment accounts for the company’s consolidated subsidiaries and is disclosed in the Consolidated Statement of Cash Flows. Capex by business segment for 2025, 2024, and 2023 is as follows:

	Year ended December 31
Capex	2025			2024			2023
Millions of dollars	U.S.	Int’l.	Total	U.S.	Int’l.	Total	U.S.	Int’l.	Total
Upstream	$9,777	$6,113	$15,890	$9,481	$4,850	$14,331	$9,842	$3,836	$13,678
Downstream	676	252	928	1,443	251	1,694	1,536	237	1,773
All Other	476	53	529	406	17	423	351	27	378
Capex	$10,929	$6,418	$17,347	$11,330	$5,118	$16,448	$11,729	$4,100	$15,829
Capex for 2025 was $17.3 billion, 5 percent higher than 2024 as spend on legacy Hess assets post-acquisition and increased investments in U.S. data center power solutions more than offset lower spend in the downstream segment.
The company estimates that 2026 organic capex will range from $18 to $19 billion. Upstream Capex is projected at $17 billion, including nearly $6 billion for U.S. shale and tight assets in the Permian, DJ and Bakken basins, and about $7 billion for global offshore developments, primarily supporting growth in Guyana, Eastern Mediterranean and Gulf of America. Downstream Capex is expected to be around $1 billion, with nearly three-fourths allocated to the U.S. operations. About $1 billion of total Capex, which is included within upstream and downstream budgets, is dedicated to lowering the carbon intensity of our operations and growing new energies businesses. Corporate and other Capex is projected to be about $0.6 billion.
Affiliate Capital Expenditures Equity affiliate capital expenditures (Affiliate Capex) primarily includes additions to fixed asset and investment accounts in the equity affiliate companies’ financial statements and does not require cash outlays by the company.
Affiliate Capex by business segment for 2025, 2024 and 2023 is as follows:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

	Year ended December 31
Affiliate Capex	2025			2024			2023
Millions of dollars	U.S.	Int’l.	Total	U.S.	Int’l.	Total	U.S.	Int’l.	Total
Upstream	$—	$797	$797	$—	$1,451	$1,451	$—	$2,310	$2,310
Downstream	795	208	1,003	802	196	998	983	241	1,224
All Other	—	—	—	—	—	—	—	—	—
Affiliate Capex	$795	$1,005	$1,800	$802	$1,647	$2,449	$983	$2,551	$3,534
Affiliate Capex for 2025 was $1.8 billion, 27 percent lower than 2024 mainly due to lower spend at TCO’s Wellhead Pressure Management Project (WPMP) and Future Growth Project (FGP).
Affiliate Capex is expected to range between $1.3 to $1.7 billion in 2026. Nearly half of this amount is allocated to CPChem’s two major integrated polymer projects, while TCO’s budget accounts for roughly one-fourth.
The company monitors market conditions and can adjust future capital outlays should conditions change.
Noncontrolling Interests The company had noncontrolling interests of $5.7 billion at December 31, 2025, including non-controlling interest in Hess Midstream LP (HESM), and $839 million at December 31, 2024. Distributions to noncontrolling interests net of contributions totaled $323 million and $195 million in 2025 and 2024, respectively.
Pension Obligations Information related to pension plan contributions is included in Note 23 Employee Benefit Plans, under the heading “Cash Contributions and Benefit Payments.”
Contractual Obligations Information related to the company’s significant contractual obligations is included in Note 19 Short-Term Debt, in Note 20 Long-Term Debt and in Note 5 Lease Commitments. The aggregate amount of interest due on these obligations, excluding leases, is: 2026 – $1.6 billion; 2027 – $1.4 billion; 2028 – $1.2 billion; 2029 – $1.1 billion; 2030 – $915 million; after 2030 – $6.0 billion.
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

Financial Ratios and Metrics
The following represent several metrics the company believes are useful measures to monitor the financial health of the company and its performance over time:
Current Ratio Current assets divided by current liabilities, which indicates the company’s ability to repay its short-term liabilities with short-term assets. The current ratio in all periods is adversely affected by the fact that Chevron’s inventories are valued on a last-in, first-out basis. At year-end 2025, the book value of inventory was lower than replacement costs, based on average acquisition costs during the year, by approximately $4.8 billion.

	At December 31
Millions of dollars	2025	2024	2023
Current assets	$38,552	$40,911	$41,128
Current liabilities	33,387	38,558	32,258
Current Ratio	1.2	1.1	1.3
Interest Coverage Ratio Income before income tax expense, plus interest and debt expense and amortization of capitalized interest, less net income attributable to noncontrolling interests, divided by before-tax interest costs. This ratio indicates the company’s ability to pay interest on outstanding debt.

	Year ended December 31
Millions of dollars	2025	2024	2023
Income (Loss) Before Income Tax Expense	$19,743	$27,506	$29,584
Plus: Interest and debt expense	1,217	594	469
Plus: Before-tax amortization of capitalized interest	226	214	223
Less: Net income attributable to noncontrolling interests	186	88	42
Subtotal for calculation	21,000	28,226	30,234
Total financing interest and debt costs	$1,392	$773	$617
Interest Coverage Ratio	15.1	36.5	49.0
Free Cash Flow The cash provided by operating activities less capital expenditures, which represents the cash from operations available to creditors and investors after investing in the business.

	Year ended December 31
Millions of dollars	2025	2024	2023
Net cash provided by operating activities	$33,939	$31,492	$35,609
Less: Capital expenditures	17,347	16,448	15,829
Free Cash Flow	$16,592	$15,044	$19,780
Adjusted Free Cash Flow Free cash flow excluding operating working capital impacts, plus proceeds and deposits related to asset sales and returns of investments, plus net repayments (borrowings) of loans by equity affiliates, which represents the total cash available to creditors and investors after investing in the business excluding the timing impacts of working capital. The company believes the preceding free cash flow measures are useful to monitor the financial health of the company and its performance over time.

	Year ended December 31
Millions of dollars	2025	2024	2023
Net cash provided by operating activities	$33,939	$31,492	$35,609
Less: Capital expenditures	17,347	16,448	15,829
Free Cash Flow	$16,592	$15,044	$19,780
Less: Net decrease (increase) in operating working capital	(1,008)	1,211	(3,185)
Plus: Proceeds and deposits related to asset sales and returns of investment	1,826	7,704	669
Plus: Net repayment (borrowing) of loans by equity affiliates	778	(233)	(302)
Adjusted Free Cash Flow	$20,204	$21,304	$23,332

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Debt Ratio Total debt as a percentage of total debt plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage.

	At December 31
Millions of dollars	2025	2024	2023
Short-term debt	$977	$4,406	$529
Long-term debt	39,781	20,135	20,307
Total debt	40,758	24,541	20,836
Total Chevron Corporation Stockholders’ Equity	186,450	152,318	160,957
Total debt plus total Chevron Corporation Stockholders’ Equity	$227,208	$176,859	$181,793
Debt Ratio	17.9%	13.9%	11.5%

Net Debt Ratio Total debt less cash and cash equivalents, time deposits and marketable securities as a percentage of total debt less cash and cash equivalents, time deposits and marketable securities, plus Chevron Corporation Stockholders’ Equity, which indicates the company’s leverage, net of its cash balances.

	At December 31
Millions of dollars	2025	2024	2023
Short-term debt	$977	$4,406	$529
Long-term debt	39,781	20,135	20,307
Total debt	40,758	24,541	20,836
Less: Cash and cash equivalents	6,293	6,781	8,178
Less: Time deposits	4	4	—
Less: Marketable securities	—	—	45
Total net debt	34,461	17,756	12,613
Total Chevron Corporation Stockholders’ Equity	186,450	152,318	160,957
Total net debt plus total Chevron Corporation Stockholders’ Equity	$220,911	$170,074	$173,570
Net Debt Ratio	15.6%	10.4%	7.3%

Debt-to-CFFO The sum of total debt divided by CFFO, which measures the company’s ability to cover its debt using the cash it generates from operations.

	At December 31
Millions of dollars	2025	2024	2023
Short-term debt	$977	$4,406	$529
Long-term debt	39,781	20,135	20,307
Total debt	40,758	24,541	20,836
Net cash provided by operating activities (CFFO)	33,939	31,492	35,609
Debt-to-CFFO	1.2x	0.8x	0.6x

Net Debt-to-CFFO The sum of total debt less cash and cash equivalents, time deposits and marketable securities, divided by CFFO, which measures the company’s ability to cover its net debt using the cash it generates from operations. The company believes the preceding debt measures are useful to monitor the strength of the company’s balance sheet.

	At December 31
Millions of dollars	2025	2024	2023
Short-term debt	$977	$4,406	$529
Long-term debt	39,781	20,135	20,307
Total debt	40,758	24,541	20,836
Less: Cash and cash equivalents	6,293	6,781	8,178
Less: Time deposits	4	4	—
Less: Marketable securities	—	—	45
Total net debt	34,461	17,756	12,613
Net cash provided by operating activities (CFFO)	33,939	31,492	35,609
Net Debt-to-CFFO	1.0x	0.6x	0.4x

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Capital Employed The sum of Chevron Corporation Stockholders’ Equity, total debt and noncontrolling interests, which represents the net investment in the business.

	At December 31
Millions of dollars	2025	2024	2023
Chevron Corporation Stockholders’ Equity	$186,450	$152,318	$160,957
Plus: Short-term debt	977	4,406	529
Plus: Long-term debt	39,781	20,135	20,307
Plus: Noncontrolling interest	5,726	839	972
Capital Employed at December 31	$232,934	$177,698	$182,765
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

	Year ended December 31
Millions of dollars	2025	2024	2023
Net income attributable to Chevron	$12,299	$17,661	$21,369
Plus: After-tax interest and debt expense	1,096	539	432
Plus: Noncontrolling interest	186	88	42
Net income after adjustments	13,581	18,288	21,843
Average capital employed	$205,316	$180,232	$183,173
Return on Average Capital Employed	6.6%	10.1%	11.9%
Return on Stockholders’ Equity (ROSE) Net income attributable to Chevron divided by average Chevron Corporation Stockholders’ Equity. Average stockholders’ equity is computed by averaging the sum of stockholders’ equity at the beginning and end of the year. ROSE is a ratio intended to measure earnings as a percentage of shareholder investments.

	Year ended December 31
Millions of dollars	2025	2024	2023
Net income attributable to Chevron	$12,299	$17,661	$21,369
Chevron Corporation Stockholders’ Equity at December 31	186,450	152,318	160,957
Average Chevron Corporation Stockholders’ Equity	169,384	156,638	160,120
Return on Average Stockholders’ Equity	7.3%	11.3%	13.3%
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
Derivative Commodity Instruments Chevron is exposed to market risks related to the price volatility of crude oil, refined products, NGLs, natural gas, LNG and refinery feedstocks. The company uses derivative commodity instruments to manage these exposures on a portion of its activity, including firm commitments and anticipated transactions for the purchase, sale and storage of crude oil, refined products, NGLs, natural gas, LNG and feedstock for company refineries. The company also uses derivative commodity instruments for limited trading purposes. The results of these activities were not material to the company’s financial position, results of operations or cash flows in 2025.
The company’s market exposure positions are monitored on a daily basis by an internal Risk Control group in accordance with the company’s risk management policies. The company’s risk management practices and its compliance with policies are reviewed by the Audit Committee of the company’s Board of Directors.
Derivatives beyond those designated as normal purchase and normal sale contracts are recorded at fair value on the Consolidated Balance Sheet with resulting gains and losses reflected in income. Fair values are derived principally from published market quotes and other independent third-party quotes. The change in fair value of Chevron’s derivative commodity instruments in 2025 was not material to the company’s results of operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

The company uses the Monte Carlo simulation method as its Value-at-Risk (VaR) model to estimate the maximum potential loss in fair value, at the 95 percent confidence level with a one-day holding period, from the effect of adverse changes in market conditions on derivative commodity instruments held or issued. Based on these inputs, the VaR for the company’s primary risk exposures in the area of derivative commodity instruments at December 31, 2025 and 2024 was not material to the company’s cash flows or results of operations.
Foreign Currency The company may enter into foreign currency derivative contracts to manage some of its foreign currency exposures. These exposures include revenue and anticipated purchase transactions, including foreign currency capital expenditures and lease commitments. The foreign currency derivative contracts, if any, are recorded at fair value on the balance sheet with resulting gains and losses reflected in income. There were no open foreign currency derivative contracts at December 31, 2025.
Interest Rates The company may enter into interest rate swaps from time to time as part of its overall strategy to manage the interest rate risk on its debt. Interest rate swaps, if any, are recorded at fair value on the balance sheet with resulting gains and losses reflected in income. At year-end 2025, the company had no interest rate swaps.
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

Millions of dollars	2025	2024	2023
Balance at January 1	$945	$936	$868
Net additions	395	264	327
Expenditures	(281)	(255)	(259)
Balance at December 31	$1,059	$945	$936
The company records asset retirement obligations when there is a legal obligation associated with the retirement of long-lived assets and the liability can be reasonably estimated. These asset retirement obligations include costs related to environmental issues. The liability balance of approximately $15.0 billion for asset retirement obligations at year-end 2025 is related primarily to upstream properties.
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
The company records decommissioning obligations for previously divested assets when it is probable that the decommissioning obligations would revert to the Company and costs can be reasonably estimated. At the end of 2025, the liability balance was $2.2 billion. Refer to Note 24 Other Contingencies and Commitments for additional discussion of decommissioning obligations for previously divested assets.
Refer to the discussion below for additional information on environmental matters and their impact on Chevron, and on the company’s 2025 environmental expenditures. Refer to Note 24 Other Contingencies and Commitments for additional discussion of environmental remediation provisions. Refer also to Note 25 Asset Retirement Obligations for additional discussion of the company’s asset retirement obligations.

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
Using definitions and guidelines established by the American Petroleum Institute, Chevron estimated its worldwide environmental spending in 2025 at approximately $2.8 billion for its consolidated companies. Included in these expenditures were approximately $0.8 billion of environmental capital expenditures and $2.0 billion of costs associated with the prevention, control, abatement or elimination of hazardous substances and pollutants from operating, closed or divested sites, and the decommissioning and restoration of sites.
For 2026, total worldwide environmental capital expenditures are estimated at $0.7 billion. These capital costs are in addition to the ongoing costs of complying with environmental regulations and the costs to remediate previously contaminated sites.
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
1.Depreciation, Depletion and Amortization (DD&A) - Capitalized exploratory drilling and development costs are depreciated on a unit-of-production (UOP) basis using proved developed reserves. Acquisition costs of proved properties are amortized on a UOP basis using total proved reserves. During 2025, Chevron’s UOP DD&A for oil and gas properties was $16.2 billion, and proved developed reserves at the beginning of 2025 were 6 billion barrels for consolidated companies. If the estimates of proved reserves used in the UOP calculations for consolidated operations had been lower by five percent across all oil and gas properties, UOP DD&A in 2025 would have increased by approximately $900 million.
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
Refer to Table V, “Proved Reserve Quantity Information,” for the changes in proved reserve estimates for each of the three years ended December 31, 2023, 2024 and 2025, and to Table VII, “Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Reserves” for estimates of proved reserve values for each of the three years ended December 31, 2023, 2024 and 2025.
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
Asset Retirement Obligations In the determination of fair value for an asset retirement obligation (ARO), the company uses various assumptions and judgments, including such factors as the existence of a legal obligation, estimated amounts and timing of settlements, discount and inflation rates, and the expected impact of advances in technology and process improvements. A sensitivity analysis of the ARO impact on earnings for 2025 is not practicable, given the broad range of the company’s long-lived assets and the number of assumptions involved in the estimates. That is, favorable changes to some assumptions would have reduced estimated future obligations, thereby lowering accretion expense and amortization costs, whereas unfavorable changes would have the opposite effect. Refer to Note 25 Asset Retirement Obligations for additional discussions on asset retirement obligations.
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
For 2025, the company used an expected long-term rate of return of 7.1 percent and a discount rate for service costs of 5.7 percent and a discount rate for interest cost of 5.1 percent for the primary U.S. pension plan. The actual return for 2025 was 11.1 percent. For the 10 years ended December 31, 2025, actual asset returns averaged 6.0 percent for this plan. Additionally, with the exception of three years within this 10-year period, actual asset returns for this plan equaled or exceeded 7.1 percent during each year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Table of Contents

Total pension expense for 2025 was $677 million. An increase in the expected long-term return on plan assets or the discount rate would reduce pension plan expense, and vice versa. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a one percent increase in this assumption for the company’s primary U.S. pension plan, which accounted for about 59 percent of companywide pension expense, would have reduced total pension plan expense for 2025 by approximately $93 million. A one percent increase in the discount rates for this same plan would have reduced pension expense for 2025 by approximately $175 million.
The aggregate funded status recognized at December 31, 2025, was a net liability of approximately $70 million. An increase in the discount rate would decrease the pension obligation, thus changing the funded status of a plan. At December 31, 2025, the company used a discount rate of 5.5 percent to measure the obligations for the primary U.S. pension plan. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a 0.25 percent increase in the discount rate applied to the company’s primary U.S. pension plan, which accounted for about 56 percent of the companywide pension obligation, would have reduced the plan obligation by approximately $247 million, and would have increased the plan’s surplus from $804 million to $1.1 billion.
For the company’s OPEB plans, expense for 2025 was $88 million, and the total liability, all unfunded at the end of 2025, was $2.0 billion. For the primary U.S. OPEB plan, the company used a discount rate for service cost of 5.8 percent and a discount rate for interest cost of 5.2 percent to measure expense in 2025, and a 5.3 percent discount rate to measure the benefit obligations at December 31, 2025. Discount rate changes, similar to those used in the pension sensitivity analysis, resulted in an immaterial impact on 2025 OPEB expense and OPEB liabilities at the end of 2025.
Differences between the various assumptions used to determine expense and the funded status of each plan and actual experience are included in actuarial gain/loss. Refer to page 98 in Note 23 Employee Benefit Plans for more information on the $3.1 billion of before-tax actuarial losses recorded by the company as of December 31, 2025. In addition, information related to company contributions is included on page 101 in Note 23 Employee Benefit Plans under the heading “Cash Contributions and Benefit Payments.”
Business Combinations – Purchase-Price Allocation Accounting Accounting for business combinations requires the allocation of the company’s purchase price to the various assets and liabilities of the acquired business at their respective fair values. The company uses all available information to make these fair value determinations. Determining the fair value of assets acquired generally involves assumptions regarding the amounts and timing of future revenues and expenditures, as well as discount rates. For additional discussion of purchase price allocations, refer to Note 29 Acquisition of Hess Corporation.
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
Under the accounting rules, a liability is generally recorded for these types of contingencies if management determines the loss to be both probable and estimable. The company generally reports these losses as “Operating expenses,” “Selling, general and administrative expenses” or “Other income (loss)” on the Consolidated Statement of Income. An exception to this handling is for income tax matters, for which benefits are recognized only if management determines the tax position is more likely than not (i.e., likelihood greater than 50 percent) to be allowed by the tax jurisdiction. For additional discussion of income tax uncertainties, refer to Note 24 Other Contingencies and Commitments under the heading “Income Taxes.” Refer also to the business segment discussions elsewhere in this section for the effect on earnings from losses associated with certain litigation, environmental remediation and tax matters for the three years ended December 31, 2025.
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

Financial Table of Contents

Quarterly Results
Unaudited

	2025				2024
Millions of dollars, except per-share amounts	4th Q	3rd Q	2nd Q	1st Q	4th Q	3rd Q	2nd Q	1st Q
Revenues and Other Income
Sales and other operating revenues	$45,787	$48,169	$44,375	$46,101	$48,334	$48,926	$49,574	$46,580
Income from equity affiliates	663	981	536	820	688	1,261	1,206	1,441
Other income (loss)	423	576	(89)	689	3,204	482	401	695
Total Revenues and Other Income	46,873	49,726	44,822	47,610	52,226	50,669	51,181	48,716
Costs and Other Deductions
Purchased crude oil and products	25,348	27,398	26,858	28,610	30,148	30,450	30,867	27,741
Operating expenses	7,389	7,534	6,674	6,408	7,622	6,695	6,614	6,533
Selling, general and administrative expenses	1,492	1,524	889	1,221	1,585	1,191	1,048	1,010
Exploration expenses	324	288	252	187	449	154	263	129
Depreciation, depletion and amortization	5,884	5,781	4,344	4,123	4,973	4,214	4,004	4,091
Taxes other than on income	1,327	1,347	1,301	1,255	1,141	1,263	1,188	1,124
Interest and debt expense	361	370	274	212	199	164	113	118
Other components of net periodic benefit costs	149	70	83	11	50	49	48	48
Total Costs and Other Deductions	42,274	44,312	40,675	42,027	46,167	44,180	44,145	40,794
Income (Loss) Before Income Tax Expense	4,599	5,414	4,147	5,583	6,059	6,489	7,036	7,922
Income Tax Expense (Benefit)	1,754	1,801	1,632	2,071	2,800	1,993	2,593	2,371
Net Income (Loss)	$2,845	$3,613	$2,515	$3,512	$3,259	$4,496	$4,443	$5,551
Less: Net income (loss) attributable to noncontrolling interests	75	74	25	12	20	9	9	50
Net Income (Loss) Attributable to Chevron Corporation	$2,770	$3,539	$2,490	$3,500	$3,239	$4,487	$4,434	$5,501
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
– Basic	$1.39	$1.83	$1.45	$2.01	$1.85	$2.49	$2.43	$2.99
– Diluted	$1.39	$1.82	$1.45	$2.00	$1.84	$2.48	$2.43	$2.97
Dividends per share	$1.71	$1.71	$1.71	$1.71	$1.63	$1.63	$1.63	$1.63

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
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. Based on that evaluation, management concluded that the company’s disclosure controls are effective in ensuring that information required to be recorded, processed, summarized and reported are done within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). The company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, the company’s management concluded that internal control over financial reporting was effective as of December 31, 2025.
The company excluded Hess from our assessment of internal control over financial reporting as of December 31, 2025 because it was acquired by the company in a business combination during 2025. Total assets and total revenues of Hess, a wholly-owned subsidiary, represent 24 percent and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included herein.

/s/ MICHAEL K. WIRTH	/s/ EIMEAR P. BONNER	/s/ ALANA K. KNOWLES

Michael K. Wirth	Eimear P. Bonner	Alana K. Knowles
Chairman of the Board	Chief Financial Officer	Controller
and Chief Executive Officer

February 24, 2026

Financial Table of Contents

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Chevron Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Chevron Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Hess Corporation (Hess) from its assessment of internal control over financial reporting as of December 31, 2025 because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Hess from our audit of internal control over financial reporting. Hess is a wholly-owned subsidiary of Chevron Corporation whose total assets and total revenues represent 24 percent and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

Financial Table of Contents

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

The Impact of Proved Developed Crude Oil and Natural Gas Reserves on Upstream Property, Plant, and Equipment, Net
As described in Notes 1 and 18 to the consolidated financial statements, the Company’s upstream property, plant and equipment, net balance was $200.8 billion as of December 31, 2025, and the related depreciation, depletion and amortization expense was $18.4 billion for the year ended December 31, 2025, the majority of which related to proved developed crude oil and natural gas reserves. The Company follows the successful efforts method of accounting for crude oil and natural gas exploration and production activities. Depreciation and depletion of all capitalized costs of proved crude oil and natural gas producing properties, except mineral interests, are expensed using the unit-of-production method, generally by individual field, as the proved developed reserves are produced. Depletion expenses for capitalized costs of proved mineral interests are recognized using the unit-of-production method by individual field as the related proved reserves are produced. As disclosed by management, variables impacting the Company’s estimated volumes of proved crude oil, natural gas liquids (NGLs) and natural gas reserves include field performance, available technology, commodity prices, and development, production and carbon costs. Proved reserves are estimated by Company asset teams composed of earth scientists and engineers. As part of the internal control process related to reserves estimation, the Company maintains a Reserves Advisory Committee (RAC) (the Company’s earth scientists, engineers and RAC are collectively referred to as “management’s specialists”).
The principal considerations for our determination that performing procedures relating to the impact of proved developed crude oil and natural gas reserves on upstream property, plant, and equipment, net is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, when developing the estimates of proved developed crude oil and natural gas reserves, which are derived using historical production volumes and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the data, specifically historical production volumes, methods, and assumptions used by management and its specialists in developing the estimates of proved developed crude oil and natural gas reserves.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls

Financial Table of Contents

relating to management’s estimates of proved developed crude oil and natural gas reserves. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the estimates of proved developed crude oil and natural gas reserves. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included (i) evaluating the methods and assumptions used by the specialists; (ii) testing the completeness and accuracy of the data used by the specialists related to historical production volumes; and (iii) evaluating the specialists’ findings related to estimated future production volumes by comparing the estimate to relevant historical and current period production volumes, as applicable.

Acquisition of Hess - Valuation of Oil and Gas Properties
As described in Note 29 to the consolidated financial statements, on July 18, 2025, the Company acquired Hess and recorded estimated fair values of the acquired properties, plant and equipment of approximately $73.5 billion, of which a significant portion relates to oil and gas properties. Oil and gas properties were valued using a discounted cash flow model that incorporated assumptions for commodity prices, future production volumes, operating costs, development costs, and risk-adjusted discount rates.
The principal considerations for our determination that performing procedures relating to the valuation of oil and gas properties acquired in the acquisition of Hess is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, when developing the fair value estimates of oil and gas properties acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to commodity prices, future production volumes, operating costs, development costs, and risk-adjusted discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over the valuation of oil and gas properties acquired. These procedures also included, among others (i) reading the acquisition agreement; (ii) testing management’s process for developing the fair value estimates of oil and gas properties acquired; (iii) evaluating the appropriateness of the discounted cash flow model; (iv) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (v) evaluating the reasonableness of the significant assumptions used by management related to commodity prices, future production volumes, operating costs, development costs, and risk-adjusted discount rates. Evaluating the reasonableness of management’s assumption related to commodity prices involved comparing the prices to observable market data. Evaluating the reasonableness of management’s assumptions relating to future production volumes, operating costs, and development costs involved evaluating whether the assumptions used by management were reasonable as compared to historical results of Hess. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow model and the reasonableness of the risk-adjusted discount rates assumptions. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the future production volumes used in the discounted cash flow model. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included (i) evaluating the methods and assumptions used by the specialists; (ii) testing the completeness and accuracy of the data used by the specialists; and (iii) evaluating the specialists’ findings.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 24, 2026
We have served as the Company’s auditor since 1935.

Consolidated Statement of Income	Financial Table of Contents
Millions of dollars, except per-share amounts

	Year ended December 31
	2025	2024	2023
Revenues and Other Income
Sales and other operating revenues	$184,432	$193,414	$196,913
Income (loss) from equity affiliates	3,000	4,596	5,131
Other income (loss)	1,599	4,782	(1,095)
Total Revenues and Other Income	189,031	202,792	200,949
Costs and Other Deductions
Purchased crude oil and products	108,214	119,206	119,196
Operating expenses	28,005	27,464	24,887
Selling, general and administrative expenses	5,126	4,834	4,141
Exploration expenses	1,051	995	914
Depreciation, depletion and amortization	20,132	17,282	17,326
Taxes other than on income	5,230	4,716	4,220
Interest and debt expense	1,217	594	469
Other components of net periodic benefit costs	313	195	212
Total Costs and Other Deductions	169,288	175,286	171,365
Income (Loss) Before Income Tax Expense	19,743	27,506	29,584
Income Tax Expense (Benefit)	7,258	9,757	8,173
Net Income (Loss)	12,485	17,749	21,411
Less: Net income (loss) attributable to noncontrolling interests	186	88	42
Net Income (Loss) Attributable to Chevron Corporation	$12,299	$17,661	$21,369
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$6.65	$9.76	$11.41
- Diluted	$6.63	$9.72	$11.36
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Financial Table of Contents
Millions of dollars

	Year ended December 31
	2025	2024	2023
Net Income (Loss)	$12,485	$17,749	$21,411
Currency translation adjustment
Unrealized net change arising during period	60	(67)	11
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	15	(8)	1
Derivatives
Net derivatives gain (loss) on hedge transactions	—	(50)	(11)
Reclassification to net income	27	25	33
Income tax benefit (cost) on derivatives transactions	(5)	6	(5)
Total	22	(19)	17
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	335	247	244
Actuarial gain (loss) arising during period	(180)	228	(550)
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(10)	(10)	(13)
Prior service (costs) credits arising during period	59	(48)	(29)
Defined benefit plans sponsored by equity affiliates - benefit (cost)	16	(19)	6
Income tax benefit (cost) on defined benefit plans	(21)	(104)	151
Total	199	294	(191)
Other Comprehensive Gain (Loss), Net of Tax	296	200	(162)
Comprehensive Income (Loss)	12,781	17,949	21,249
Comprehensive loss (income) attributable to noncontrolling interests	(186)	(88)	(42)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$12,595	$17,861	$21,207
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheet	Financial Table of Contents
Millions of dollars, except per-share amounts

	At December 31
	2025	2024
Assets
Cash and cash equivalents	$6,293	$6,781
Time deposits	4	4
Marketable securities	—	—
Accounts and notes receivable (less allowance: 2025 - $176; 2024 - $259)	18,075	20,684
Inventories:
Crude oil and products	6,640	6,490
Chemicals	571	502
Materials, supplies and other	2,500	2,082
Total inventories	9,711	9,074
Prepaid expenses and other current assets	4,469	4,368
Total Current Assets	38,552	40,911
Long-term receivables, net (less allowances: 2025 - $216; 2024 - $352)	1,035	877
Investments and advances	43,867	47,438
Properties, plant and equipment, at cost	434,955	345,933
Less: Accumulated depreciation, depletion and amortization	215,226	198,134
Properties, plant and equipment, net	219,729	147,799
Deferred charges and other assets	16,236	14,854
Goodwill	4,568	4,578
Assets held for sale	25	481
Total Assets	$324,012	$256,938
Liabilities and Equity
Short-term debt	$977	$4,406
Accounts payable	19,280	22,079
Accrued liabilities	10,763	8,486
Federal and other taxes on income	844	1,872
Other taxes payable	1,523	1,715
Total Current Liabilities	33,387	38,558
Long-term debt[1]	39,781	20,135
Deferred credits and other noncurrent obligations	24,543	22,094
Noncurrent deferred income taxes	30,014	19,137
Noncurrent employee benefit plans	4,111	3,857
Total Liabilities[2]	$131,836	$103,781
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares; $0.75 par value; 2,442,676,580 shares issued at December 31, 2025 and 2024)	1,832	1,832
Capital in excess of par value	33,886	21,671
Retained earnings	205,365	205,852
Accumulated other comprehensive losses	(2,464)	(2,760)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (2025 - 448,260,458 shares; 2024 - 673,664,306 shares)	(51,929)	(74,037)
Total Chevron Corporation Stockholders’ Equity	186,450	152,318
Noncontrolling interests	5,726	839
Total Equity	192,176	153,157
Total Liabilities and Equity	$324,012	$256,938
[1] Includes finance lease liabilities of $659 and $546 at December 31, 2025 and 2024, respectively.
[2] Refer to Note 24 Other Contingencies and Commitments.
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Financial Table of Contents
Millions of dollars

	Year ended December 31
	2025	2024	2023
Operating Activities
Net Income (Loss)	$12,485	$17,749	$21,411
Adjustments
Depreciation, depletion and amortization	20,132	17,282	17,326
Dry hole expense	325	429	436
Distributions more (less) than income from equity affiliates	2,282	(366)	(885)
Net before-tax gains on asset retirements and sales	(462)	(1,685)	(138)
Net foreign currency effects	585	(629)	578
Deferred income tax provision	986	1,240	298
Net decrease (increase) in operating working capital	(1,008)	1,211	(3,185)
Decrease (increase) in long-term receivables	(132)	114	150
Net decrease (increase) in other deferred charges	(508)	(1,225)	(300)
Cash contributions to employee pension plans	(588)	(844)	(1,120)
Other	(158)	(1,784)	1,038
Net Cash Provided by Operating Activities	33,939	31,492	35,609
Investing Activities
Acquisition of businesses, net of cash received	1,056	—	55
Acquisition of Hess Corporation common stock	(2,225)	—	—
Capital expenditures	(17,347)	(16,448)	(15,829)
Proceeds and deposits related to asset sales and returns of investment	1,826	7,704	669
Net maturities of (investments in) time deposits	1	(4)	—
Net sales (purchases) of marketable securities	—	45	175
Net repayment (borrowing) of loans by equity affiliates	778	(233)	(302)
Net Cash Used for Investing Activities	(15,911)	(8,936)	(15,232)
Financing Activities
Net borrowings (repayments) of short-term obligations	(1,061)	4,868	135
Proceeds from issuances of long-term debt	11,402	478	150
Repayments of long-term debt and other financing obligations	(4,475)	(1,778)	(4,340)
Cash dividends - common stock	(12,751)	(11,801)	(11,336)
Net contributions from (distributions to) noncontrolling interests	(323)	(195)	(40)
Net sales (purchases) of treasury shares	(11,855)	(15,044)	(14,678)
Net Cash Provided by (Used for) Financing Activities	(19,063)	(23,472)	(30,109)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	58	(97)	(114)
Net Change in Cash, Cash Equivalents and Restricted Cash	(977)	(1,013)	(9,846)
Cash, Cash Equivalents and Restricted Cash at January 1	8,262	9,275	19,121
Cash, Cash Equivalents and Restricted Cash at December 31	$7,285	$8,262	$9,275
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Equity	Financial Table of Contents
Millions of dollars, except per-share amounts

			Acc. Other	Treasury	Chevron Corp.
	Common	Retained	Comprehensive	Stock	Stockholders’	Noncontrolling	Total
	Stock[1]	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at December 31, 2022	$20,252	$190,024	$(2,798)	$(48,196)	$159,282	$960	$160,242
Treasury stock transactions	174	—	—	—	174	—	174
PDC Energy, Inc. acquisition	2,550	—	—	3,970	6,520	—	6,520
Net income (loss)	—	21,369	—	—	21,369	42	21,411
Cash dividends ($6.04 per share)	—	(11,336)	—	—	(11,336)	(54)	(11,390)
Stock dividends	—	(9)	—	—	(9)	—	(9)
Other comprehensive income	—	—	(162)	—	(162)	—	(162)
Purchases of treasury shares	—	—	—	(15,085)	(15,085)	—	(15,085)
Issuances of treasury shares	17	—	—	246	263	—	263
Other changes, net	(36)	(23)	—	—	(59)	24	(35)
Balance at December 31, 2023	$22,957	$200,025	$(2,960)	$(59,065)	$160,957	$972	$161,929
Treasury stock transactions	255	—	—	—	255	—	255
Net income (loss)	—	17,661	—	—	17,661	88	17,749
Cash dividends ($6.52 per share)	—	(11,801)	—	—	(11,801)	(210)	(12,011)
Stock dividends	—	(22)	—	—	(22)	—	(22)
Other comprehensive income	—	—	200	—	200	—	200
Purchases of treasury shares	—	—	—	(15,374)	(15,374)	—	(15,374)
Issuances of treasury shares	51	—	—	402	453	—	453
Other changes, net	—	(11)	—	—	(11)	(11)	(22)
Balance at December 31, 2024	$23,263	$205,852	$(2,760)	$(74,037)	$152,318	$839	$153,157
Treasury stock transactions	541	—	—	—	541	—	541
Hess Corporation acquisition	11,775	—	—	33,828	45,603	5,035	50,638
Net income (loss)	—	12,299	—	—	12,299	186	12,485
Cash dividends ($6.84 per share)	—	(12,751)	—	—	(12,751)	(334)	(13,085)
Stock dividends	—	(35)	—	—	(35)	—	(35)
Other comprehensive income	—	—	296	—	296	—	296
Purchases of treasury shares[2]	—	—	—	(12,225)	(12,225)	—	(12,225)
Issuances of treasury shares	(101)	—	—	505	404	—	404
Other changes, net	—	—	—	—	—	—	—
Balance at December 31, 2025	$35,478	$205,365	$(2,464)	$(51,929)	$186,450	$5,726	$192,176

			Common Stock Share Activity
		Issued[3]		Treasury		Outstanding
Balance at December 31, 2022		2,442,676,580		(527,460,237)		1,915,216,343
Purchases		—		(92,849,905)		(92,849,905)
Issuances		—		43,281,366		43,281,366
Balance at December 31, 2023		2,442,676,580		(577,028,776)		1,865,647,804
Purchases		—		(100,444,608)		(100,444,608)
Issuances		—		3,809,078		3,809,078
Balance at December 31, 2024		2,442,676,580		(673,664,306)		1,769,012,274
Purchases		—		(80,072,818)		(80,072,818)
Issuances		—		305,476,666		305,476,666
Balance at December 31, 2025		2,442,676,580		(448,260,458)		1,994,416,122
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
Millions of dollars, except per-share amounts

Note 1
Summary of Significant Accounting Policies
General The company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. These require the use of estimates and assumptions that affect the assets, liabilities, revenues and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. Although the company uses its best estimates and judgments, actual results could differ from these estimates as circumstances change and additional information becomes known. Prior years’ data have been reclassified in certain cases to conform to the 2025 presentation basis.
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
Variable interest entity The company enters into certain arrangements with legal entities that are evaluated under ASC 810 to determine whether they represent variable interest entities (VIEs). Hess Midstream LP (HESM) is Chevron’s only significant VIE. The company had an approximately 38 percent consolidated ownership interest at December 31, 2025 in HESM, with the balance owned by public shareholders. The company has concluded that it is the primary beneficiary of the VIE since it has the power to direct those activities that most significantly impact the economic performance of HESM, and is obligated to absorb losses and has the right to receive benefits that could potentially be significant to HESM. This conclusion was based on a qualitative analysis that considered HESM’s governance structure, the commercial agreements between HESM and the company, and the voting rights established between the members.
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
Currency Translation The U.S. dollar is the functional currency for substantially all of the company’s consolidated operations and those of its equity affiliates. For those operations, all gains and losses from currency remeasurement are included in current period income. The cumulative translation effects for those few entities, both consolidated and affiliated, using functional currencies other than the U.S. dollar are included in “Currency translation adjustment” within Note 2. Changes in AOCL.
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
Note 2
Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the year ended December 31, 2025, are reflected in the table below.

	Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
Balance at December 31, 2022	$(203)	$(12)	$(12)	$(2,571)	$(2,798)
Components of Other Comprehensive Income (Loss)[1]:
Before Reclassifications	11	1	(16)	(397)	(401)
Reclassifications[2,3]	—	—	33	206	239
Net Other Comprehensive Income (Loss)	11	1	17	(191)	(162)
Balance at December 31, 2023	$(192)	$(11)	$5	$(2,762)	$(2,960)
Components of Other Comprehensive Income (Loss)[1]:
Before Reclassifications	(67)	(8)	(44)	119	—
Reclassifications[2,3]	—	—	25	175	200
Net Other Comprehensive Income (Loss)	(67)	(8)	(19)	294	200
Balance at December 31, 2024	$(259)	$(19)	$(14)	$(2,468)	$(2,760)
Components of Other Comprehensive Income (Loss)[1]:
Before Reclassifications	60	15	(5)	(46)	24
Reclassifications[2,3]	—	—	27	245	272
Net Other Comprehensive Income (Loss)	60	15	22	199	296
Balance at December 31, 2025	$(199)	$(4)	$8	$(2,269)	$(2,464)
1 All amounts are net of tax.
2 Refer to Note 23 Employee Benefit Plans, for reclassified components, including amortization of actuarial gains or losses, amortization of prior service costs and settlement losses, totaling $325 that are included in employee benefit costs for the year ended December 31, 2025. Related income taxes for the same period, totaling $80, are reflected in Income Tax Expense on the Consolidated Statement of Income. All other reclassified amounts were insignificant.
3 Refer to Note 10 Financial and Derivative Instruments for cash flow hedging.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Note 3
Information Relating to the Consolidated Statement of Cash Flows

	Year ended December 31
	2025	2024	2023
Distributions more (less) than income from equity affiliates includes the following:
Distributions from equity affiliates	$5,282	$4,230	$4,246
(Income) loss from equity affiliates	(3,000)	(4,596)	(5,131)
Distributions more (less) than income from equity affiliates	$2,282	$(366)	$(885)
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$3,829	$(932)	$1,187
Decrease (increase) in inventories	51	(574)	(320)
Decrease (increase) in prepaid expenses and other current assets	(109)	(16)	(1,202)
Increase (decrease) in accounts payable and accrued liabilities	(3,469)	2,569	(49)
Increase (decrease) in income and other taxes payable	(1,310)	164	(2,801)
Net decrease (increase) in operating working capital	$(1,008)	$1,211	$(3,185)
Net cash provided by operating activities includes the following cash payments:
Interest on debt (net of capitalized interest)	$942	$587	$465
Income taxes	7,304	8,458	10,416
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$1,677	$7,509	$446
Returns of investment from equity affiliates	149	195	223
Proceeds and deposits related to asset sales and returns of investment	$1,826	$7,704	$669
Net maturities (investments) of time deposits consisted of the following gross amounts:
Investments in time deposits	$(16)	$(6)	$—
Maturities of time deposits	17	2	—
Net maturities of (investments in) time deposits	$1	$(4)	$—
Net sales (purchases) of marketable securities consisted of the following gross amounts:
Marketable securities purchased	$—	$—	$(289)
Marketable securities sold	—	45	464
Net sales (purchases) of marketable securities	$—	$45	$175
Net repayment (borrowing) of loans by equity affiliates:
Borrowing of loans by equity affiliates	$(300)	$(304)	$(368)
Repayment of loans by equity affiliates	1,078	71	66
Net repayment (borrowing) of loans by equity affiliates	$778	$(233)	$(302)
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Repayments of short-term obligations	$(9,877)	$(840)	$—
Proceeds from issuances of short-term debt obligations	7,852	4,539	—
Net borrowings (repayments) of short-term obligations with three months or less maturity	964	1,169	135
Net borrowings (repayments) of short-term obligations	$(1,061)	$4,868	$135
Net sales (purchases) of treasury shares consists of the following gross and net amounts:
Shares issued for share-based compensation plans	$370	$330	$261
Shares purchased under share repurchase and deferred compensation plans	(12,079)	(15,229)	(14,939)
Share repurchase excise tax payments	(146)	(145)	—
Net sales (purchases) of treasury shares	$(11,855)	$(15,044)	$(14,678)
Net contributions from (distributions to) noncontrolling interests consisted of the following gross and net amounts:
Distributions to noncontrolling interests	$(334)	$(210)	$(54)
Contributions from noncontrolling interests	11	15	14
Net contributions from (distributions to) noncontrolling interests	$(323)	$(195)	$(40)
The “Other” line in the Operating Activities section includes changes in asset retirement obligations, decommissioning obligations associated with previously divested assets, post-employment benefit obligations, equity-based compensation adjustments, and other long-term liabilities. Refer also to Note 25 Asset Retirement Obligations for a discussion of the company’s AROs activity, including revisions that did not involve cash receipts or payments.
The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Refer also to Note 29 - Acquisition of Hess Corporation for a discussion of the acquisition of Hess. Cash received in connection with the acquisition is reflected in the Consolidated Statement of Cash Flows as “Acquisition of businesses, net of cash received.” Acquisition‑related changes to the Consolidated Balance Sheet that did not result in cash inflows or outflows are excluded from the Consolidated Statement of Cash Flows.
The components of “Capital expenditures” are presented in the following table:

	Year ended December 31
	2025	2024	2023
Additions to properties, plant and equipment*	$16,830	$15,544	$14,788
Additions to investments	225	573	690
Current-year dry hole expenditures	292	331	326
Payments for other assets and liabilities, net	—	—	25
Capital expenditures	$17,347	$16,448	$15,829
* Excludes non-cash movements of $1,235 in 2025, $395 in 2024 and $1,559 in 2023.
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	Year ended December 31
	2025	2024	2023
Cash and cash equivalents	$6,293	$6,781	$8,178
Restricted cash included in “Prepaid expenses and other current assets”	174	281	275
Restricted cash included in “Deferred charges and other assets”	818	1,200	822
Total cash, cash equivalents and restricted cash	$7,285	$8,262	$9,275
Note 4
New Accounting Standards
Income Taxes (Topic 740) Improvements to Income Tax Disclosures The company has adopted the Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) 2023-09 which is effective for fiscal years beginning after December 15, 2024. The standard requires companies to disclose specific categories in the income tax rate reconciliation table and the amount of income taxes paid per major jurisdiction. The adoption of this ASU did not have an impact on the company’s consolidated financial position or results of operations. For additional information, refer to Note 17 Taxes.
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

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Details of the right-of-use assets and lease liabilities for operating and finance leases, including the balance sheet presentation, are as follows:

	At December 31, 2025		At December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Deferred charges and other assets	$6,054	$—	$5,315	$—
Properties, plant and equipment, net	—	1,413	—	570
Right-of-use assets*	$6,054	$1,413	$5,315	$570
Accrued liabilities	$1,831	$—	$1,519	$—
Short-term debt	—	786	—	58
Current lease liabilities	1,831	786	1,519	58
Deferred credits and other noncurrent obligations	4,154	—	3,551	—
Long-term debt	—	659	—	546
Noncurrent lease liabilities	4,154	659	3,551	546
Total lease liabilities	$5,985	$1,445	$5,070	$604

Weighted-average remaining lease term (in years)	6.6	6.5	6.3	13.2
Weighted-average discount rate	4.0%	4.9%	3.7%	4.6%
* Includes non-cash additions of $2,845 and $971 in 2025, and $2,205 and $40 in 2024 for right-of-use assets obtained in exchange for new and modified lease liabilities for operating and finance leases, respectively.

Total lease costs consist of both amounts recognized in the Consolidated Statement of Income during the period and amounts capitalized as part of the cost of another asset. Total lease costs incurred for operating and finance leases were as follows:

	Year-ended December 31
	2025	2024	2023
Operating lease costs*	$3,719	$3,447	$2,984
Finance lease costs	154	83	52
Total lease costs	$3,873	$3,530	$3,036
* Includes variable and short-term lease costs.
Cash paid for amounts included in the measurement of lease liabilities was as follows:

	Year-ended December 31
	2025	2024	2023
Operating cash flows from operating leases	$2,838	$2,468	$2,271
Investing cash flows from operating leases	881	979	713
Operating cash flows from finance leases	42	26	15
Financing cash flows from finance leases	136	67	42
At December 31, 2025, the estimated future undiscounted cash flows for operating and finance leases were as follows:

		At December 31, 2025
		Operating Leases	Finance Leases
Year	2026	$2,017	$825
	2027	1,369	98
	2028	898	96
	2029	551	93
	2030	365	83
	Thereafter	1,701	524
	Total	$6,901	$1,719
Less: Amounts representing interest		916	274
Total lease liabilities		$5,985	$1,445
Additionally, the company has $1,316 in future undiscounted cash flows for operating leases not yet commenced. These leases are primarily for drilling rigs, time chartered vessels, exploration and production equipment and storage tanks. For

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

	Year ended December 31
	2025	2024	2023
Sales and other operating revenues	$142,048	$149,925	$152,347
Total costs and other deductions	136,059	145,582	144,482
Net income (loss) attributable to CUSA	5,197	4,151	4,598

	At December 31
	2025	2024
Current assets	$18,442	$20,153
Other assets	59,166	58,485
Current liabilities	22,943	25,825
Other liabilities	31,646	21,455
Total CUSA net equity	$23,019	$31,358
Memo: Total debt	$19,371	$8,917
Note 7
Summarized Financial Data – Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Refer to Note 15 Investments and Advances for a discussion of TCO operations. Summarized financial information for 100 percent of TCO is presented in the table below:

	Year ended December 31
	2025	2024	2023
Sales and other operating revenues	$21,986	$18,872	$19,578
Costs and other deductions	18,419	10,616	10,193
Net income attributable to TCO	2,496	5,779	6,569

	At December 31
	2025	2024
Current assets	$6,052	$4,753
Other assets	49,993	58,057
Current liabilities	5,538	3,203
Other liabilities	8,663	12,459
Total TCO net equity	$41,844	$47,148
Note 8
Restructuring and Reorganization Costs
The following table summarizes the accrued severance liability on the Consolidated Balance Sheet. The balance is expected to be substantially settled by the end of 2026.

Amounts Before Tax
Balance at January 1, 2025	$990
Accruals/Adjustments	191
Payments	(498)
Balance at December 31, 2025	$683

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Note 9
Fair Value Measurements
Marketable Securities The company calculates fair value for its marketable securities based on quoted market prices for identical assets. The fair values reflect the cash that would have been received if the instruments were sold at December 31, 2025.
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
Properties, Plant and Equipment The company did not have any individually material impairments of long lived assets measured at fair value on a nonrecurring basis in 2025 or 2024.
Investments and Advances The company did not have any material impairments of investments and advances measured at fair value on a nonrecurring basis to report in 2025 or 2024.
The tables below show the fair value hierarchy for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2025 and 2024.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At December 31, 2025				At December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable securities	$—	$—	$—	$—	$—	$—	$—	$—
Derivatives - not designated	254	228	26	—	137	127	10	—
Derivatives - designated	10	10	—	—	—	—	—	—
Total assets at fair value	$264	$238	$26	$—	$137	$127	$10	$—
Derivatives - not designated	68	15	53	—	136	47	89	—
Derivatives - designated	—	—	—	—	17	17	—	—
Total liabilities at fair value	$68	$15	$53	$—	$153	$64	$89	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	At December 31					At December 31
					Before-Tax Loss					Before-Tax Loss
	Total	Level 1	Level 2	Level 3	Year 2025	Total	Level 1	Level 2	Level 3	Year 2024
Properties, plant and equipment, net (held and used)	$6	$—	$—	$6	$133	$324	$—	$—	$324	$226
Properties, plant and equipment, net (held for sale)	—	—	—	—	—	616	—	616	—	274
Investments and advances	47	—	44	3	35	36	—	36	—	289
Total nonrecurring assets at fair value	$53	$—	$44	$9	$168	$976	$—	$652	$324	$789
At year-end 2025, the company had assets measured at fair value Level 3 using unobservable inputs of $9. The carrying value of these assets were written down to fair value primarily based on estimates derived from discounted cash flow models. Cash flows were determined using estimates of future production, an outlook of future price based on published prices and a discount rate believed to be consistent with those used by principal market participants.
Fair value measurements related to assets and liabilities acquired in the Hess Corporation (Hess) acquisition are disclosed in Note 29 - Acquisition of Hess Corporation.
Assets and Liabilities Not Required to Be Measured at Fair Value The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less and money market funds. “Cash and cash equivalents” had carrying/fair values of $6,293 and $6,781 at

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

December 31, 2025, and December 31, 2024, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at December 31, 2025.
“Cash and cash equivalents” do not include investments with a carrying/fair value of $992 and $1,481 at December 31, 2025, and December 31, 2024, respectively. At December 31, 2025, these investments are classified as Level 1 and include restricted funds mainly related to certain upstream decommissioning activities.
Long-term debt, excluding finance lease liabilities, of $28,532 and $10,810 at December 31, 2025, and December 31, 2024, respectively, had estimated fair values of $28,610 and $9,791, respectively. Long-term debt primarily includes corporate issued bonds. At December 31, 2025, the fair value of corporate bonds is $24,300 and classified as Level 1 and the fair value of other long-term debt classified as Level 2 is $4,310.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at December 31, 2025 and 2024, were not material.
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
Derivative instruments measured at fair value at December 31, 2025, 2024 and 2023, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:
Consolidated Balance Sheet: Fair Value of Derivatives

			At December 31
Type of Contract	Balance Sheet Classification	2025	2024
Commodity	Accounts and notes receivable	$191	$122
Commodity	Long-term receivables, net	73	15
Total assets at fair value		$264	$137
Commodity	Accounts payable	$60	$127
Commodity	Deferred credits and other noncurrent obligations	8	26
Total liabilities at fair value		$68	$153
Consolidated Statement of Income: The Effect of Derivatives

		Gain/(Loss)
		Year ended December 31
Type of Contract	Statement of Income Classification	2025	2024	2023
Commodity	Sales and other operating revenues	$(102)	$(57)	$(304)
Commodity	Purchased crude oil and products	44	28	(154)
Commodity	Other income (loss)	(7)	6	(47)
		$(65)	$(23)	$(505)
The amount reclassified from AOCL to “Sales and other operating revenues” from designated hedges was a net loss of $27 in 2025, compared with a net loss of $25 in the prior year. At December 31, 2025, before-tax deferred gains in AOCL

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

related to outstanding crude oil price hedging contracts were $10, all of which is expected to be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.
The table below represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at December 31, 2025 and 2024.
Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities

	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amounts

At December 31, 2025
Derivative Assets - not designated	$2,525	$2,271	$254	$1	$253
Derivative Assets - designated	$11	$1	$10	$—	$10
Derivative Liabilities - not designated	$2,339	$2,271	$68	$3	$65
Derivative Liabilities - designated	$1	$1	$—	$—	$—
At December 31, 2024
Derivative Assets - not designated	$1,895	$1,758	$137	$3	$134
Derivative Assets - designated	$—	$—	$—	$—	$—
Derivative Liabilities - not designated	$1,894	$1,758	$136	$2	$134
Derivative Liabilities - designated	$17	$—	$17	$—	$17

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
Note 11
Assets Held for Sale
At December 31, 2025, the company classified $25 of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with downstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2025 were not material.
Note 12
Equity
Retained earnings at December 31, 2025 and 2024, included $32,062 and $35,349, respectively, for the company’s share of undistributed earnings of equity affiliates.
At December 31, 2025, about 93 million shares of Chevron’s common stock remained available for issuance from the 104 million shares that were reserved for issuance under the 2022 Chevron Long-Term Incentive Plan. In addition, 537,174 shares remain available for issuance from the 1,600,000 shares of the company’s common stock that were reserved for awards under the Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan.
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

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

	Year ended December 31
	2025	2024	2023
Basic EPS Calculation
Earnings available to common stockholders - Basic*	$12,299	$17,661	$21,369
Weighted-average number of common shares outstanding	1,849	1,810	1,873
Add: Deferred awards held as stock units	—	—	—
Total weighted-average number of common shares outstanding	1,849	1,810	1,873
Earnings per share of common stock - Basic	$6..65	$9.76	$11.41
Diluted EPS Calculation
Earnings available to common stockholders - Diluted*	$12,299	$17,661	$21,369
Weighted-average number of common shares outstanding	1,849	1,810	1,873
Add: Deferred awards held as stock units	—	—	—
Add: Dilutive effect of employee stock-based awards	7	7	7
Total weighted-average number of common shares outstanding	1,856	1,817	1,880
Earnings per share of common stock - Diluted	$6.63	$9.72	$11.36
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
The company’s segments are managed by “segment managers” who report to the “chief operating decision maker” (CODM), which is comprised of the company’s Executive Committee.
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
Segment Expenses Purchased crude oil and products, operating and selling, general and administrative (SG&A) expense, and depreciation, depletion and amortization are the company’s significant segment expenses. Operating and SG&A expenses include transportation, employee costs, service and fees, fuel and utilities, materials and supplies, SG&A expenses and other components of net periodic benefit costs. Other costs and deductions primarily represent taxes other than on income, exploration expense and interest and debt expenses.
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
Segmented income statements for the years ended December 31, 2025, 2024 and 2023 are presented below:

	Upstream		Downstream		Segment Total	All Other	Total
Year Ended December 31, 2025	U.S.	Int'l.	U.S.	Int'l.
Sales and other operating revenues before elimination	$45,518	$42,861	$72,485	$69,925	$230,789	$581	$231,370
Intersegment revenue elimination	(25,910)	(9,017)	(7,154)	(4,380)	(46,461)	(477)	(46,938)
Sales and Other Operating Revenues	19,608	33,844	65,331	65,545	184,328	104	184,432

Income (loss) from equity affiliates	(36)	2,235	448	362	3,009	(9)	3,000
Other income (loss)[1]	433	466	134	17	1,050	549	1,599
Total Revenues and Other Income	20,005	36,545	65,913	65,924	188,387	644	189,031

Intersegment product transfers[2]	23,717	2,812	(25,488)	(896)	145	(145)	—
Less expenses:
Purchased crude oil and products	14,505	11,223	28,267	54,219	108,214	—	108,214
Operating and SG&A expenses	10,180	5,657	8,849	5,850	30,536	2,908	33,444
Depreciation, depletion and amortization	9,694	8,751	1,100	304	19,849	283	20,132
Other costs and deductions[3]	1,663	1,420	649	2,408	6,140	1,358	7,498
Total Costs and Other Deductions	36,042	27,051	38,865	62,781	164,739	4,549	169,288

Income Tax Expense (Benefit)	1,750	5,290	185	538	7,763	(505)	7,258
Less: Net income (loss) attributable to non-controlling interests	115	9	—	62	186	—	186
Net Income (Loss) Attributable to Chevron Corporation	$5,815	$7,007	$1,375	$1,647	$15,844	$(3,545)	$12,299
Values have been adjusted for eliminations, unless otherwise specified.
[1] Includes interest income of $257 in “All Other.”
[2] Valuation of product transfers between operating segments.
[3] Includes interest expense of $1,096 in “All Other.”

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
[1] Includes interest income of $491 in “All Other.”
[2] Valuation of product transfers between operating segments.
[3] Includes interest expense of $432 in “All Other.”

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Segment Assets Segment assets do not include intercompany investments or receivables. Assets at year-end 2025 and 2024 are as follows:

	At December 31
	2025	2024
Upstream
United States	$84,559	$60,914
International	168,200	123,343
Goodwill	4,216	4,226
Total Upstream	256,975	188,483
Downstream
United States	33,745	34,253
International	21,146	22,165
Goodwill	352	352
Total Downstream	55,243	56,770
Total Segment Assets	312,218	245,253
All Other
United States	10,396	8,382
International	1,398	3,303
Total All Other	11,794	11,685
Total Assets – United States	128,700	103,549
Total Assets – International	190,744	148,811
Goodwill	4,568	4,578
Total Assets	$324,012	$256,938
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

Investments and Advances			Equity in Earnings
	At December 31		Year ended December 31
	2025	2024	2025	2024	2023
Upstream
Tengizchevroil	$23,830	$27,368	$1,556	$3,033	$3,375
Caspian Pipeline Consortium	645	719	143	180	158
Angola LNG Limited	1,588	1,665	473	405	513
Other	1,681	1,716	27	(38)	(161)
Total Upstream	27,744	31,468	2,199	3,580	3,885
Downstream
Chevron Phillips Chemical Company LLC	8,985	8,571	352	903	608
GS Caltex Corporation	4,403	4,144	278	58	437
Other	1,895	2,432	180	60	210
Total Downstream	15,283	15,147	810	1,021	1,255
All Other
Other	10	3	(9)	(5)	(9)
Total equity method	$43,037	$46,618	$3,000	$4,596	$5,131
Other non-equity method investments	830	820
Total investments and advances	$43,867	$47,438
Total United States	$11,866	$11,960	$404	$944	$340
Total International	$32,001	$35,478	$2,596	$3,652	$4,791

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Descriptions of major equity affiliates and non-equity investments, including significant differences between the company’s carrying value of its investments and its underlying equity in the net assets of the affiliates, are as follows:
Tengizchevroil Chevron has a 50 percent equity ownership interest in TCO, which operates the Tengiz and Korolev crude oil fields in Kazakhstan. At December 31, 2025, the company’s carrying value of its investment in TCO was about $62 higher than the amount of underlying equity in TCO’s net assets. This difference results from Chevron acquiring a portion of its interest in TCO at a value greater than the underlying book value for that portion of TCO’s net assets. Included in the investment is a loan to TCO to fund the development of the Wellhead Pressure Management Project (WPMP) and Future Growth Project (FGP) with a principal balance of $3,500.
Caspian Pipeline Consortium Chevron has a 15 percent interest in the Caspian Pipeline Consortium, which provides the critical export route for crude oil from both TCO and Karachaganak.
Angola LNG Limited Chevron has a 36.4 percent interest in Angola LNG Limited, which processes and liquefies natural gas produced in Angola for delivery to international markets.
Chevron Phillips Chemical Company LLC Chevron owns 50 percent of Chevron Phillips Chemical Company LLC. Included in the investment balance is a loan with a principal balance of $969 to fund a portion of the Golden Triangle Polymers Project in Orange, Texas, in which Chevron Phillips Chemical Company LLC owns 51 percent.
GS Caltex Corporation Chevron owns 50 percent of GS Caltex Corporation, a joint venture with GS Energy in South Korea. The joint venture imports, produces and markets petroleum products, petrochemicals and lubricants.
Other Information “Sales and other operating revenues” on the Consolidated Statement of Income includes $12,563, $13,850 and $13,623 with affiliated companies for 2025, 2024 and 2023, respectively. “Purchased crude oil and products” includes $7,322, $6,547 and $7,404 with affiliated companies for 2025, 2024 and 2023, respectively.
“Accounts and notes receivable” on the Consolidated Balance Sheet includes $913 and $1,258 due from affiliated companies at December 31, 2025 and 2024, respectively. “Accounts payable” includes $764 and $556 due to affiliated companies at December 31, 2025 and 2024, respectively.
The following table provides summarized financial information on a 100 percent basis for all equity affiliates as well as Chevron’s total share, which includes Chevron’s net loans to affiliates of $4,077, $4,731 and $4,494 at December 31, 2025, 2024 and 2023, respectively.

	Affiliates			Chevron Share
Year ended December 31	2025	2024	2023	2025	2024	2023
Total revenues	$49,666	$46,081	$49,306	$23,638	$21,765	$23,217
Income before income tax expense*	8,320	13,127	15,304	3,718	6,088	7,209
Net income attributable to affiliates	6,659	10,253	11,618	2,988	4,802	5,485
At December 31
Current assets	$21,846	$21,697	$22,772	$9,233	$9,323	$10,110
Noncurrent assets	94,291	104,396	105,965	44,948	49,435	48,753
Current liabilities	14,094	12,906	14,085	4,586	5,084	6,698
Noncurrent liabilities	18,427	22,651	23,797	7,009	7,278	6,342
Total affiliates’ net equity	$83,616	$90,536	$90,855	$42,586	$46,396	$45,823
* Chevron’s net income attributable to affiliates is recorded in the company’s before-tax consolidated earnings in accordance with U.S. Generally Accepted Accounting Principles. The total income tax expense recorded by the company’s equity affiliates in 2025 was $1,661, with Chevron’s share being $730.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Note 16
Litigation
Climate Change
Governmental and other plaintiffs in various jurisdictions across the United States have brought lawsuits against fossil fuel producing companies, including Chevron entities, purporting to seek legal and equitable relief to address alleged impacts of climate change. Chevron entities are or were among the codefendants in 34 separate lawsuits filed by various U.S. cities and counties, seven U.S. states, the District of Columbia, the Commonwealth of Puerto Rico, two Native American tribes, and a trade group in both federal and state courts.3 The lawsuits have asserted various causes of action, including public nuisance, private nuisance, failure to warn, fraud, conspiracy to commit fraud, design defect, product defect, trespass, negligence, impairment of public trust, equitable relief for pollution, impairment and destruction of natural resources, unjust enrichment, violations of consumer and environmental protection statutes, violations of unfair competition statutes, violations of a federal antitrust statute, and violations of federal and state RICO statutes, based upon, among other things, the company’s production of oil and gas products and alleged misrepresentations or omissions relating to climate change risks associated with those products. Further such lawsuits are likely to be brought by other parties. While defendants have sought to remove cases filed in state court to federal court, most of those cases have been remanded to state court and the U.S. Supreme Court has denied petitions for certiorari on the question of whether federal courts have jurisdiction over those cases. The U.S. Supreme Court has also denied certiorari to review a decision from the Hawaii Supreme Court allowing claims brought by the City and County of Honolulu to proceed past the pleadings. On February 23, 2026, the U.S. Supreme Court granted certiorari in Suncor Energy (U.S.A.) Inc., et. al. v. County Commissioners of Boulder County, et. al. (No. 25‑170), a case in which no Chevron entity is a party, to address the questions of whether federal law precludes state‑law claims seeking relief for injuries allegedly caused by the effects of interstate and international greenhouse gas emissions on the global climate and whether the U.S. Supreme Court has statutory and Article III jurisdiction to hear that case. The unprecedented legal theories set forth in these climate lawsuits include claims for damages (both compensatory and punitive), injunctive and other forms of equitable relief, including without limitation abatement, contribution to abatement funds, disgorgement of profits and equitable relief for pollution, impairment and destruction of natural resources, civil penalties and liability for fees and costs of suits. Due to the unprecedented nature of the suits, the company is unable to estimate any range of possible liability, but given the uncertainty of litigation there can be no assurance that the cases will not have a material adverse effect on the company’s results of operations and financial condition. Management believes that these lawsuits are legally and factually meritless and detract from constructive efforts to address the important policy issues presented by climate change and will vigorously defend against such lawsuits.
3 The cases are: Municipality of Bayamon et al. v. Exxon Mobil Corp., et al., No. 22-cv-1550 (D.P.R.) (dismissed on the merits; Plaintiffs’ appeal pending); City of Annapolis v. BP P.L.C., et al., No. C-02-CV-21-000250 (Md. Cir. Ct.) (dismissed on the merits; Plaintiff’s appeal pending); Anne Arundel County v. BP P.L.C., et al., No. C-02-CV-21-000565 (Md. Cir. Ct.) (dismissed on the merits; Plaintiff’s appeal pending); Mayor and City Council of Baltimore v. BP P.L.C., et al., No. 24-C-18-004219 (Md. Cir. Ct.) (dismissed on the merits; Plaintiff’s appeal pending); People ex rel. Bonta v. Exxon Mobil Corp., et al., No. CGC-23-609134 (Cal. Super. Ct.); Bucks County v. BP P.L.C., et al., No. 2024-01836 (Pa. Ct. Com. Pl.) (dismissed on the merits; Plaintiff’s appeal pending); City of Charleston v. Brabham Oil Co., et al., No. 2020-CP-10-3975 (S.C. Ct. of Com. Pl.) (dismissed on the merits and for lack of personal jurisdiction); District of Columbia v. Exxon Mobil Corp., et al., No. 2020-CA-002892-B (D.C. Super. Ct.); Delaware ex rel. Jennings v. BP America Inc., et al., C.A. No. N20C-09-097 (Del. Super. Ct.) (dismissed on the merits in substantial part); City of Hoboken v. Exxon Mobil Corp., et al., No. HUD-L-003179-20 (N.J. Super. Ct.); City and County of Honolulu, et al. v. Sunoco LP, et al., No. 1CCV-20-0000380 (Haw. Cir. Ct.); City of Imperial Beach v. Chevron Corp., et al., No. C17-01227 (Cal. Super. Ct.); King County v. BP P.L.C., et al., No. 18-2-11859-0 (Wash. Super. Ct.) (voluntarily dismissed); Makah Indian Tribe v. Exxon Mobil Corp., et al., No. 23-25216-1-SEA (Wash. Super. Ct.); County of Marin v. Chevron Corp., et al., No. 17-cv-02586 (Cal. Super. Ct.); County of Maui v. Sunoco LP, et al., No. 2CCV-20-0000283 (Haw. Cir. Ct.); County of Multnomah v. Exxon Mobil Corp., et al., No. 23-cv-25164 (Or. Cir. Ct.); Municipality of San Juan, Puerto Rico v. Exxon Mobil Corp., et al., No. 23-cv-01608 (D.P.R.) (dismissed on the merits; Plaintiff’s appeal pending); City of Oakland v. BP P.L.C., et al., No. RG17875889 (Cal. Super. Ct.); Platkin, et al. v. Exxon Mobil Corp., et al., No. MER-L-001797-22 (N.J. Super. Ct.) (dismissed on the merits; Plaintiff’s appeal pending); Estado Libre Asociado de Puerto Rico [Commonwealth of Puerto Rico] v. Exxon Mobil Corp., et al., No. SJ2024CV06512 (Tribunal de Primera Instancia, Estado Libre Asociado de P.R.) [P.R. Ct. of First Instance, Commonwealth of P.R.] (voluntarily dismissed); City of New York v. Chevron Corp., et al., No. 18-cv-00182 (S.D.N.Y.) (dismissed on the merits); Pacific Coast Federation of Fishermen’s Associations, Inc. v. Chevron Corp., et al., No. CGC-18-571285 (Cal. Super. Ct.) (voluntarily dismissed); State of Rhode Island v. Chevron Corp., et al., C.A. No. PC-2018-4716 (R.I. Super. Ct.); City of Richmond v. Chevron Corp., et al., No. C18-00055 (Cal. Super. Ct.); City of San Francisco v. BP P.L.C., et al., No. CGC-17-561370 (Cal. Super. Ct.); County of San Mateo v. Chevron Corp., et al., No. 17-CIV-03222 (Cal. Super. Ct.); City of Santa Cruz v. Chevron Corp., et al., No. 17-CV-03243 (Cal. Super. Ct.); County of Santa Cruz v. Chevron Corp., et al., No. 17-CV-03242 (Cal. Super. Ct.); Shoalwater Bay Indian Tribe v. Exxon Mobil Corp., et al., No. 23-2-25215-2-SEA (Wash. Super. Ct.); City of Chicago v. BP P.L.C., et al., No. 2024CH01024 (Ill. Cir. Ct.); Maine v. BP P.L.C. et al., No. PORSC-CV-24-442 (Me. Super. Ct.); State of Hawaii v. BP P.L.C., et al., 1CCV-25-0000717 (Haw. Cir. Ct.); The People of the State of Michigan v. BP p.l.c., et.al., Civ. No. 26-cv-00254 (W.D. Mich.).

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Louisiana
Seven coastal parishes and the State of Louisiana have filed lawsuits in Louisiana against numerous oil and gas companies seeking remediation damages for coastal erosion in or near oil fields located within Louisiana’s coastal zone under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA). Chevron entities are defendants in 36 of these cases.4 The lawsuits allege that the defendants’ historical operations were conducted without necessary permits or failed to comply with permits obtained and seek remediation damages and other relief, including the costs of restoring coastal wetlands allegedly impacted by oil field operations. Further such proceedings may be brought by other parties. Most of these cases have been remanded to Louisiana state court. In April 2025, a jury in a Louisiana state court awarded Plaquemines Parish $744.6 million in a trial against Chevron entities (i.e., Plaquemines Parish v. Rozel Operating Co., et al. (“Rozel”)). The state court judge continued a hearing on Plaquemines Parish’s motion for entry of judgment on the Rozel trial verdict and stayed that case pending a decision by the United States Supreme Court on whether certain cases belong in federal, rather than state, court. The United States Supreme Court heard oral argument on the federal jurisdiction question on January 12, 2026.
The company does not concede the viability of the Rozel jury verdict and plans to appeal any judgment based on that verdict. The jury’s decision was unique to the facts and circumstances of the case and may not be representative of future outcomes for other claims brought against Chevron entities under the SLCRMA. In accordance with guidance on the evaluation of loss contingencies, the company has recorded an accrual of $131 million, which the company believes to be a reasonably estimable loss in light of the available defenses. It is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. However, because of the uncertainties associated with ongoing litigation, we are unable to estimate the range of reasonably possible loss that may be attributable to liabilities, if any, in excess of the amount accrued. While the company believes the jury verdict is not legally or factually supported and intends to appeal and vigorously pursue post-judgment remedies, there can be no assurances that such defense efforts will be successful. To the extent the company is required to pay remediation damages in these cases, it may have a material adverse effect on our financial position and results of operations. Management believes that the claims in these lawsuits lack legal and factual merit and will continue to vigorously defend against such proceedings.

4 The cases are: Jefferson Parish v. Atlantic Richfield Company, et al., No. 732-768 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. Chevron U.S.A. Holdings, Inc., et al., No. 732-769 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. Destin Operating Company, Inc., et al., No. 732-770 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. Canlan Oil Company, et al., No. 732-771 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. Anadarko E&P Onshore LLC, et al., No. 732-772 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. ExxonMobil Corporation, et al., No. 732-774 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. Equitable Petroleum Corporation, et al., No. 732-775 (24th Jud. Dist. Ct., Jefferson Par.); Plaquemines Parish v. ConocoPhillips Co., et al., No. 60-982 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. HHE Energy Co., et al., No. 60-983 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Exchange Oil & Gas Corp., et al., No. 60-984 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. LLOG Exploration & Production Co., et al., No. 60-985 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Equitable Petroleum Corporation, et al., No. 60-986 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. June Energy, et al., No. 60-987 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Linder Oil Company, et al., No. 60-988 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Riverwood Production Company, et al., No. 60-989 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Helis Oil & Gas Company, et al., No. 60-990 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Northcoast Oil Company, et al., No. 60-992 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Goodrich Petroleum Company, L.L.C., et al., No. 60-994 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Devon Energy Production Company, L.P., et al., No. 60-995 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Rozel Operating Co., et al., No. 60-996 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Palm Energy Offshore, L.L.C., et al., No. 60-997 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Great Southern Oil & Gas Company, Inc., et al., No. 60-998 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Hilcorp Energy Company, et al., No. 60-999 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Apache Oil Corporation, et al., No. 61-000 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Campbell Energy Corporation, et al., No. 61-001 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. TotalPetrochemicals & Refining USA, Inc., et al., No. 61-002 (25th Jud. Dist. Ct., Plaquemines Par.); Cameron Parish v. Alpine Exploration Companies, Inc., et al., No. 10-19580 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. Apache Corporation (of Delaware), et al., No. 10-19579 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. Ballard Exploration Company, Inc., et al., No. 10-19574 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. Bay Coquille, Inc., et al., No. 10-19581 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. BEPCO, LP, et al., No. 10-19572 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. BP America Production Company, et al., No. 10-19576 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. Brammer Engineering, Inc., et al., No. 10-19573 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. Burlington Resources, et al., No. 10-19575 (38th Jud. Dist. Ct., Cameron Par.); Stutes v. Gulfport Energy Corporation, et al., No. 102,146 (15th Jud. Dist. Ct., Vermilion Par.); St. Bernard Parish v. Atlantic Richfield, et al., No. 16-1228 (34th Jud. Dist. Ct. St., Bernard Par.).

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Note 17
Taxes

Income Taxes	Year ended December 31
	2025	2024	2023
Income tax expense (benefit)
U.S. federal
Current	$444	$854	$895
Deferred	885	748	666
State and local
Current	309	275	211
Deferred	(88)	10	1
Total United States	1,550	1,887	1,773
International
Current	5,520	7,388	6,745
Deferred	188	482	(345)
Total International	5,708	7,870	6,400
Total income tax expense (benefit)	$7,258	$9,757	$8,173

For 2025, ASU 2023-09 requires an expanded view of the rate reconciliation as well as a summary of income taxes paid for material jurisdictions. Chevron has elected a prospective presentation. The tables below represent the new standard for 2025 and revert to prior guidance for comparable years.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

The reconciliation between the U.S. statutory federal income tax rate and the company’s effective income tax rate for the year ended December 31, 2025, in accordance with ASU 2023-09 guidance, is detailed in the following table:

Taxes On Income	Year ended December 31
	2025
	$	%
Income (loss) before income taxes
United States	$5,979
International	13,764
Total income (loss) before income taxes	19,743
U.S. Federal statutory income tax	4,146	21.0%
State and local income tax, net of federal income tax effect[1]	142	0.7%
Foreign tax effects
Australia
Statutory tax rate difference	334	1.7%
Additional non-U.S. income taxes[2]	287	1.5%
Foreign exchange	356	1.8%
Other	14	0.1%
Kazakhstan
Additional non-U.S. income taxes[2]	624	3.2%
Equity affiliate accounting effect[3]	(353)	(1.8)%
Other	128	0.6%
Nigeria - primarily additional non-U.S. income taxes	368	1.9%
Saudi Arabia - primarily statutory tax rate difference	583	3.0%
Other foreign jurisdictions	345	1.7%
Total foreign tax effects	2,686	13.6%
Effect of cross-border tax laws - primarily surplus foreign tax credits[4]	(2,477)	(12.5)%
Changes in valuation allowances[4]	2,773	14.0%
Other adjustments[5]	(12)	(0.1)%
Total income tax expense and effective tax rate	$7,258	36.8%
1 State taxes in California and New Mexico make up the majority (greater than 50%) of the tax effect in this category.
2 Includes items such as withholding taxes and oil profit taxes.
3 After‑tax equity affiliate income is included in pretax earnings, which results in a negative adjustment in the rate reconciliation.
4 Surplus foreign tax credits and their related valuation allowances are shown gross but largely offset.
5 Tax credits, nontaxable and nondeductible items and changes in unrecognized tax benefits were all immaterial and included in other adjustments.

The reconciliation between the U.S. statutory federal income tax rate and the company’s effective income tax rate for the years ended December 31, 2024 and 2023, as previously reported, is detailed in the following table:

	Year ended December 31
	2024	2023
Income (loss) before income taxes
United States	$8,056	$8,565
International	19,450	21,019
Total income (loss) before income taxes	27,506	29,584
Theoretical tax (at U.S. statutory rate of 21%)	5,776	6,213
Equity affiliate accounting effect	(845)	(1,072)
Effect of income taxes from international operations	4,742	3,001
State and local taxes on income, net of U.S. federal income tax benefit	214	252
Prior year tax adjustments, claims and settlements[1]	(30)	(32)
Tax credits	(28)	(20)
Other U.S.[1,2]	(72)	(169)
Total income tax expense (benefit)	$9,757	$8,173

Effective income tax rate	35.5%	27.6%
1 Includes one-time tax costs (benefits) associated with changes in uncertain tax positions.
2 Includes one-time tax costs (benefits) associated with changes in valuation allowances (2024 - $(12); 2023 - $(84)).

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

The 2025 decrease in income tax expense of $2,499 was driven by the decrease in total income before tax of $7,763, along with the absence of the tax impacts from the prior year asset sales in Canada. The change in the company’s effective tax rate from 35.5 percent in 2024 to 36.8 percent in 2025 was primarily a result of unfavorable foreign exchange impacts.
The reconciliation of income taxes paid in the U.S. and other significant international jurisdictions for the year ended December 31, 2025, is detailed in the following table:

Income Taxes Paid	Year ended December 31
2025
U.S. Federal[1]	$143
U.S. state and local	224
All other jurisdictions
Australia	1,592
Canada[2]	1,782
Guyana[3]	406
Kazakhstan[4]	755
Nigeria	593
Saudi Arabia	611
All others	1,198
Income taxes paid	$7,304
1 U.S. Federal taxes paid are affected by accelerated depreciation and the immediate expensing of research and development costs provided by the One Big Beautiful Bill Act of 2025, as well as net operating loss carryforwards, tax credits from biofuels production and other lower carbon activities, and prior year overpayments.
2 Includes taxes associated with the Canada asset sale in 2024 that were paid in 2025.
3 Taxes settled with the government in the form of crude oil barrels.
4 Includes withholding tax and excludes taxes paid by the company’s equity affiliate, TCO.
The company records its deferred taxes on a tax-jurisdiction basis. The reported deferred tax balances are composed of the following:

		At December 31
	2025	2024
Deferred tax liabilities
Properties, plant and equipment	$34,149	$20,648
Investments and other	6,668	5,254
Total deferred tax liabilities	40,817	25,902
Deferred tax assets
Foreign tax credits	(18,932)	(15,261)
Asset retirement obligations/environmental reserves	(4,993)	(4,220)
Employee benefits	(1,924)	(2,050)
Tax credits	(430)	(292)
Tax loss carryforwards	(7,141)	(3,034)
Other accrued liabilities	(909)	(1,137)
Operating leases	(1,886)	(1,352)
Miscellaneous	(4,311)	(4,248)
Total deferred tax assets	(40,526)	(31,594)
Deferred tax assets valuation allowance	26,861	21,313
Total deferred income taxes, net	$27,152	$15,621
Deferred tax liabilities increased by $14,915 from year-end 2024, driven by the acquisition of Hess. Deferred tax assets increased by $8,932 from year-end 2024, primarily related to increases in foreign tax credits and tax loss carryforwards from the acquisition of Hess.
The overall valuation allowance, which increased by $5,548 from year-end 2024, relates to deferred tax assets for U.S. foreign tax credit carryforwards, tax loss carryforwards and temporary differences. The valuation allowance reduces the deferred tax assets to amounts that are, in management’s assessment, more likely than not to be realized. At the end of 2025, the company had gross tax loss carryforwards of approximately $29,161 and tax credit carryforwards of approximately $430, primarily related to various international tax jurisdictions. Whereas some of these tax loss carryforwards do not have an expiration date, others expire at various times from 2026 through 2044. U.S. foreign tax credit carryforwards of $18,932 will expire between 2026 and 2035.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

At December 31, 2025 and 2024, deferred taxes were classified on the Consolidated Balance Sheet as follows:

	At December 31
	2025	2024
Deferred charges and other assets	$(2,862)	$(3,516)
Noncurrent deferred income taxes	30,014	19,137
Total deferred income taxes, net	$27,152	$15,621
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
The following table indicates the changes to the company’s unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023. The term “unrecognized tax benefits” in the accounting standards for income taxes refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. Interest and penalties are not included.

	2025	2024	2023
Balance at January 1	$4,852	$5,452	$5,323
Foreign currency effects	—	—	(27)
Additions based on tax positions taken in current year	632	236	248
Additions for tax positions taken in prior years	546	101	265
Reductions based on tax positions taken in current year	(29)	(54)	(104)
Reductions for tax positions taken in prior years	(3,390)	(883)	(251)
Settlements with taxing authorities in current year	—	—	(2)
Balance at December 31	$2,611	$4,852	$5,452
Approximately 81 percent of the $2,611 of unrecognized tax benefits at December 31, 2025, would have an impact on the effective tax rate if subsequently recognized. Certain of these unrecognized tax benefits relate to tax carryforwards that may require a full valuation allowance at the time of any such recognition.
The company and its subsidiaries are subject to income taxation and audits throughout the world. With certain exceptions, income tax examinations are completed through 2019 for the United States and 2007 for other major jurisdictions.
On the Consolidated Statement of Income, the company reports interest and penalties related to liabilities for uncertain tax positions as “Income Tax Expense (Benefit).” As of December 31, 2025, accrued expense of $306 for anticipated interest and penalties was included on the Consolidated Balance Sheet, compared with accrued expense of $268 as of year-end 2024. Income tax expense (benefit) associated with interest and penalties was $37, $40 and $124 in 2025, 2024 and 2023, respectively.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Taxes Other Than on Income
	Year ended December 31
	2025	2024	2023
United States
Import duties and other levies	$7	$8	$(9)
Property and other miscellaneous taxes	1,129	977	818
Payroll taxes	308	296	286
Taxes on production	816	842	801
Total United States	2,260	2,123	1,896
International
Import duties and other levies	121	90	72
Property and other miscellaneous taxes	2,608	2,283	2,004
Payroll taxes	135	125	121
Taxes on production	106	95	127
Total International	2,970	2,593	2,324
Total taxes other than on income	$5,230	$4,716	$4,220

Note 18
Properties, Plant and Equipment1

	At December 31						Year ended December 31
	Gross Investment at Cost			Net Investment			Additions at Cost[2]			Depreciation Expense[3]
	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Upstream
United States	$154,579	$124,439	$117,955	$74,567	$52,428	$50,390	$31,835	$9,591	$20,408	$9,694	$7,562	$7,666
International	233,908	176,401	183,996	126,252	76,642	84,561	58,357	4,426	4,130	8,751	7,935	8,109
Total Upstream	388,487	300,840	301,951	200,819	129,070	134,951	90,192	14,017	24,538	18,445	15,497	15,775
Downstream
United States	33,398	32,336	31,192	13,718	13,667	13,521	646	1,217	1,623	1,100	1,091	931
International	8,509	8,331	8,401	2,883	2,946	3,122	249	245	237	304	360	301
Total Downstream	41,907	40,667	39,593	16,601	16,613	16,643	895	1,462	1,860	1,404	1,451	1,232
All Other
United States	4,401	4,304	4,390	2,243	2,082	1,991	439	355	311	273	328	313
International	160	122	147	66	34	34	42	7	15	10	6	6
Total All Other	4,561	4,426	4,537	2,309	2,116	2,025	481	362	326	283	334	319
Total United States	192,378	161,079	153,537	90,528	68,177	65,902	32,920	11,163	22,342	11,067	8,981	8,910
Total International	242,577	184,854	192,544	129,201	79,622	87,717	58,648	4,678	4,382	9,065	8,301	8,416
Total	$434,955	$345,933	$346,081	$219,729	$147,799	$153,619	$91,568	$15,841	$26,724	$20,132	$17,282	$17,326
1Other than the United States, Guyana and Australia, no other country accounted for 10 percent or more of the company’s net properties, plant and equipment (PP&E) in 2025.Guyana had PP&E of $50,960 in 2025. Australia had PP&E of $36,761, $38,969 and $41,409 in 2025, 2024 and 2023, respectively. Gross Investment at Cost and Additions at Cost for 2025 each include $73,538 associated with the acquisition of Hess. Gross Investment at Cost and Additions at Cost for 2023 each include $10,487 associated with the PDC acquisition.
2Net of dry hole expense related to prior years’ expenditures of $33, $98 and $110 in 2025, 2024 and 2023, respectively.
3Depreciation expense includes accretion expense of $620, $586 and $593 in 2025, 2024 and 2023, respectively, and impairments and write-offs of $133, $500 and $2,180 in 2025, 2024 and 2023, respectively.
Note 19
Short-Term Debt

	At December 31
	2025	2024
Commercial paper	$4,642	$5,386
Notes payable to banks and others with originating terms of one year or less	96	131
Current maturities of long-term debt	2,345	4,012
Current maturities of long-term finance leases	786	58
Redeemable long-term obligations	3,049	3,069
Subtotal	10,918	12,656
Reclassified to long-term debt	(9,941)	(8,250)
Total short-term debt	$977	$4,406

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Redeemable long-term obligations consist primarily of tax-exempt variable-rate put bonds that are included as current liabilities because they become redeemable at the option of the bondholders during the year following the balance sheet date.
The company may periodically enter into interest rate swaps on a portion of its short-term debt. At December 31, 2025, the company had no interest rate swaps on short-term debt.
At December 31, 2025, the company had $11,400 in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations. The credit facilities allow the company the option to convert outstanding short-term obligations into a term loan for a period of up to one year from the facilities termination date. This supports commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under these facilities would be unsecured indebtedness at interest rates based on the Secured Overnight Financing Rate (SOFR), or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at December 31, 2025.
The company classified $9,941 and $8,250 of short-term debt as long-term at December 31, 2025 and 2024, respectively. Settlement of these obligations is not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to continue refinancing them.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Note 20
Long-Term Debt
Total long-term debt including finance lease liabilities at December 31, 2025, was $39,781. The company’s long-term debt outstanding at year-end 2025 and 2024 was as follows:

			At December 31
			2025	2024
	Weighted Average Interest Rate (%)[1]	Range of Interest Rates (%)[2]	Principal	Principal
Notes due 2026		2.954	2,250	2,250
Notes due 2027	3.594	1.018 - 8.000	5,000	2,000
Notes due 2028	4.762	3.850 - 5.875	4,700	600
Notes due 2029	5.872	3.250 - 7.875	1,567	500
Notes due 2030	3.955	2.236 - 5.500	5,350	1,500
Notes and Debentures due 2031	7.484	7.300 - 8.625	734	102
Notes and Debentures due 2032	4.944	4.500 - 8.625	2,083	183
Notes due 2033		7.125	540	—
Notes due 2035	4.909	4.850 - 4.980	1,650	—
Notes due 2040	5.152	2.978 - 6.000	1,043	293
Notes due 2041	5.696	5.600 - 6.000	1,646	397
Notes due 2043		5.250	330	330
Notes due 2044		5.050	222	222
Notes due 2047	5.569	4.950 - 5.800	687	187
Notes due 2049		4.200	237	237
Notes due 2050	2.763	2.343 - 3.078	1,750	1,750
Notes due 2075		3.722	154	—
Debentures due 2097		7.250	60	60
Bank loans due 2026 to 2028	5.460	2.448 - 8.040	532	193
Term loans and credit facility borrowings	7.320	7.250 - 8.136	367	—
Medium-term notes, maturing from 2033 to 2038	5.786	3.688 - 7.840	20	20
Notes due 2025			—	4,012
Total including debt due within one year			$30,922	14,836
Debt due within one year			(2,345)	(4,012)
Fair market value adjustment for debt acquired in the Noble and Hess acquisitions			649	529
Reclassified from short-term debt			9,941	8,250
Unamortized discounts and debt issuance costs			(45)	(14)
Finance lease liabilities[3]			659	546
Total long-term debt			$39,781	$20,135
[1] Weighted-average interest rate at December 31, 2025.
[2] Range of interest rates at December 31, 2025.
[3] For details on finance lease liabilities, see Note 5 Lease Commitments.

Chevron has an automatic shelf registration statement that expires in November 2027. This registration statement is for an unspecified amount of nonconvertible debt securities issued or guaranteed by Chevron Corporation or CUSA.
Long-term debt excluding finance lease liabilities with a principal balance of $30,922 matures as follows: 2026 – $2,345; 2027 – $5,723; 2028 – $4,752; 2029 – $1,567; 2030 – $5,350; and after 2030 – $11,185.
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

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

The following table indicates the changes to the company’s suspended exploratory well costs for the three years ended December 31, 2025:

	2025	2024	2023
Beginning balance at January 1	$1,662	$1,648	$1,627
Additions to capitalized exploratory well costs pending the determination of proved reserves	150	14	88
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	—	—	—
Capitalized exploratory well costs charged to expense	(1)	—	(67)
Other reductions*	(52)	—	—
Ending balance at December 31	$1,759	$1,662	$1,648
*Represents property sales.
The following table provides an aging of capitalized well costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling:

	At December 31
	2025	2024	2023
Exploratory well costs capitalized for a period of one year or less	$148	$17	$78
Exploratory well costs capitalized for a period greater than one year	1,611	1,645	1,570
Balance at December 31	$1,759	$1,662	$1,648
Number of projects with exploratory well costs that have been capitalized for a period greater than one year*	15	14	13
*Certain projects have multiple wells or fields or both.
Of the $1,611 of exploratory well costs capitalized for more than one year at December 31, 2025, $848 is related to nine projects that had drilling activities underway or firmly planned for the near future. The $763 balance is related to six projects in areas requiring a major capital expenditure before production could begin and for which additional drilling efforts were not underway or firmly planned for the near future. Additional drilling was not deemed necessary because the presence of hydrocarbons had already been established, and other activities were in process to enable a future decision on project development.
The projects for the $763 referenced above had the following activities associated with assessing the reserves and the projects’ economic viability: (a) $348 (four projects) – undergoing front-end engineering and design with final investment decision expected within four years; (b) $415 (two projects) – development alternatives under review. While progress was being made on all 15 projects, the decision on the recognition of proved reserves under SEC rules in some cases may not occur for several years because of the complexity, scale and negotiations associated with the projects. More than half of these decisions are expected to occur in the next five years.
The $1,611 of suspended well costs capitalized for a period greater than one year as of December 31, 2025, represents 73 exploratory wells in 15 projects. The tables below contain the aging of these costs on a well and project basis:

Aging based on drilling completion date of individual wells:	Amount	Number of wells
2000-2009	$263	14
2010-2014	1,068	46
2015-2024	280	13
Total	$1,611	73

Aging based on drilling completion date of last suspended well in project:	Amount	Number of projects
2008-2012	$292	2
2013-2016	1,030	6
2017-2025	289	7
Total	$1,611	15
Note 22
Stock Options and Other Share-Based Compensation
Compensation expense for stock options for 2025, 2024 and 2023 was $73 ($56 after tax), $90 ($68 after tax) and $85 ($65 after tax), respectively. In addition, compensation expense for stock appreciation rights, restricted stock, performance shares and restricted stock units for 2025, 2024 and 2023 was $399 ($303 after tax), $510 ($388 after tax) and $(100) ($(76) after tax), respectively. No significant stock-based compensation cost was capitalized at December 31, 2025, or December 31, 2024.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Cash received in payment for option exercises under all share-based payment arrangements for 2025, 2024 and 2023 was $374, $356 and $263, respectively. Actual tax benefits realized for the tax deductions from option exercises were $29, $24 and $20 for 2025, 2024 and 2023, respectively.
Cash paid to settle performance shares, restricted stock units and stock appreciation rights was $405, $395 and $566 for 2025, 2024 and 2023, respectively.
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
Fair Value and Assumptions The fair market values of stock options and stock appreciation rights granted in 2025, 2024 and 2023 were measured on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31
	2025	2024	2023
Expected term in years[1]	6.5	6.5	6.4
Volatility[2]	33.0%	33.0%	32.5%
Risk-free interest rate based on zero coupon U.S. treasury note	4.34%	3.98%	3.43%
Dividend yield	4.5%	4.1%	3.5%
Weighted-average fair value per option granted	$37.60	$38.00	$45.82
1    Expected term is based on historical exercise and post-vesting cancellation data.
2    Volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.
A summary of option activity during 2025 is presented below:

	Shares (Thousands)	Weighted-Average Exercise Price	Averaged Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	23,168	$122.62
Granted	3,879	$130.05
Exercised	(3,801)	$98.52
Forfeited	(1,082)	$209.13
Outstanding at December 31, 2025	22,164	$123.78	5.10	$704
Exercisable at December 31, 2025	18,050	$116.44	4.32	$703
The total intrinsic value (i.e., the difference between the exercise price and the market price) of options exercised during 2025, 2024 and 2023 was $227, $190 and $167, respectively. During this period, the company continued its practice of issuing treasury shares upon exercise of these awards.
As of December 31, 2025, there was $379 of total unrecognized before-tax compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.7 years.
At January 1, 2025, the number of LTIP performance shares outstanding was equivalent to 3,859,439 shares. During 2025, 1,502,047 performance shares were granted, 1,379,521 shares vested with cash proceeds distributed to recipients and 347,810 shares were forfeited. At December 31, 2025, there were 3,634,155 performance shares outstanding, of which 1,681,470 are payable in cash and 1,952,685 are payable in shares. The fair value of the liability recorded for these instruments payable in cash was $65 and was measured largely using the Monte Carlo simulation method.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

At January 1, 2025, the number of restricted stock units outstanding was equivalent to 5,399,798 shares. During 2025, 1,905,275 restricted stock units were granted, 1,449,539 units vested with cash proceeds distributed to recipients and 424,979 units were forfeited. At December 31, 2025, there were 5,430,555 restricted stock units outstanding, of which 2,711,265 are payable in cash and 2,719,290 are payable in shares. The fair value of the liability recorded for the vested portion of these instruments payable in cash was $342, valued at the stock price as of December 31, 2025. In addition, outstanding stock appreciation rights that were granted under the LTIP totaled 412,784 equivalent shares as of December 31, 2025. The fair value of the liability recorded for the vested portion of these instruments was $18.
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
The funded status of the company’s pension and OPEB plans for 2025 and 2024 follows:

	Pension Benefits
	2025		2024		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	2025	2024
Change in Benefit Obligation
Benefit obligation at January 1	$10,140	$3,289	$10,392	$3,605	$1,880	$2,017
Service cost	365	55	357	54	30	34
Interest cost	505	207	465	191	99	98
Plan participants’ contributions	—	2	—	2	57	54
Plan amendments	—	6	—	18	(29)	30
Actuarial (gain) loss	402	230	(382)	(274)	100	(144)
Foreign currency exchange rate changes	—	63	—	(88)	5	(6)
Benefits paid	(1,314)	(280)	(692)	(217)	(204)	(202)
Actual expenses/taxes	—	(7)	—	(2)	—	—
Divestitures/Acquisitions	1,505	493	—	—	28	—
Curtailment	101	(34)	—	—	15	(1)
Special termination costs	26	—	—	—	—	—
Benefit obligation at December 31	11,730	4,024	10,140	3,289	1,981	1,880
Change in Plan Assets
Fair value of plan assets at January 1	9,537	3,061	9,137	3,398	—	—
Actual return on plan assets	1,159	395	338	(133)	—	—
Foreign currency exchange rate changes	—	31	—	(77)	—	—
Employer contributions	473	115	754	90	147	148
Plan participants’ contributions	—	2	—	2	57	54
Benefits paid	(1,314)	(280)	(692)	(217)	(204)	(202)
Actual expenses	—	(7)	—	(2)	—	—
Divestitures/Acquisitions	1,932	580	—	—	—	—
Fair value of plan assets at December 31	11,787	3,897	9,537	3,061	—	—
Funded status at December 31	$57	$(127)	$(603)	$(228)	$(1,981)	$(1,880)

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Amounts recognized on the Consolidated Balance Sheet for the company’s pension and OPEB plans at December 31, 2025 and 2024, include:

	Pension Benefits
	2025		2024		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	2025	2024
Deferred charges and other assets	$1,519	$832	$607	$655	$—	$—
Accrued liabilities	(367)	(67)	(146)	(71)	(162)	(149)
Noncurrent employee benefit plans	(1,095)	(892)	(1,064)	(812)	(1,819)	(1,731)
Net amount recognized at December 31	$57	$(127)	$(603)	$(228)	$(1,981)	$(1,880)
For the year ended December 31, 2025, the increase in benefit obligations was primarily due to the acquisition of Hess. For the year ended December 31, 2024, the decrease in benefit obligations was primarily due to actuarial gains caused by higher discount rates used to value the obligations.
Amounts recognized on a before-tax basis in “Accumulated other comprehensive loss” for the company’s pension and OPEB plans were $3,171 and $3,376 at the end of 2025 and 2024, respectively. These amounts consisted of:

	Pension Benefits
	2025		2024		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	2025	2024
Net actuarial (gain) loss	$2,463	$891	$2,796	$849	$(266)	$(401)
Prior service (credits) costs	29	91	33	133	(37)	(34)
Total recognized at December 31	$2,492	$982	$2,829	$982	$(303)	$(435)
The accumulated benefit obligations for all U.S. and international pension plans were $10,668 and $3,757, respectively, at December 31, 2025, and $9,053 and $3,066, respectively, at December 31, 2024.
Information for U.S. and international pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2025 and 2024, was:

	Pension Benefits
	2025		2024
	U.S.	Int’l.	U.S.	Int’l.
Projected benefit obligations	$1,461	$929	$1,214	$884
Accumulated benefit obligations	1,341	762	1,145	744
Fair value of plan assets	—	—	7	1
The components of net periodic benefit cost and amounts recognized in the Consolidated Statement of Comprehensive Income for 2025, 2024 and 2023 are shown in the table below:

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

	Pension Benefits
	2025		2024		2023		Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.	2025	2024	2023
Net Periodic Benefit Cost
Service cost	$365	$55	$357	$54	$342	$58	$30	$34	$33
Interest cost	505	207	465	191	448	193	99	98	97
Expected return on plan assets	(736)	(205)	(597)	(196)	(557)	(204)	—	—	—
Amortization of prior service costs (credits)	4	12	4	11	4	8	(23)	(25)	(25)
Recognized actuarial (gains) losses	130	43	243	18	199	8	(15)	(15)	(19)
Settlement losses (gains)	181	(4)	—	1	56	—	—	—	—
Curtailment losses (gains)	101	(7)	—	—	—	2	(3)	(1)	—
Special termination benefits	26	—	—	—	—	2	—	—	—
Acquisition/Divestiture losses (gains)	—	—	—	—	—	(2)	—	—	—
Total net periodic benefit cost	576	101	472	79	492	65	88	91	86
Changes Recognized in Comprehensive Income
Net actuarial (gain) loss during period	(22)	83	(122)	45	270	172	119	(151)	108
Amortization of actuarial (gain) loss	(310)	(40)	(243)	(19)	(255)	(8)	15	15	19
Prior service (credits) costs during period	—	(30)	—	18	—	28	(29)	30	1
Amortization of prior service (costs) credits	(4)	(12)	(4)	(11)	(4)	(8)	26	25	25
Total changes recognized in other comprehensive income	(336)	1	(369)	33	11	184	131	(81)	153
Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$240	$102	$103	$112	$503	$249	$219	$10	$239
Assumptions The following weighted-average assumptions were used to determine benefit obligations and net periodic benefit costs for years ended December 31:

	Pension Benefits
	2025		2024		2023			Other Benefits
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.	2025	2024	2023
Assumptions used to determine benefit obligations:
Discount rate	5.5%	6.2%	5.7%	6.0%	5.0%	5.5%	5.4%	5.7%	5.1%
Rate of compensation increase	4.5%	4.0%	4.5%	3.9%	4.5%	3.9%	N/A	N/A	N/A
Cash balance interest crediting rate	4.7%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Assumptions used to determine net periodic benefit cost:
Discount rate for service cost	5.7%	6.0%	5.0%	5.5%	5.2%	5.8%	5.8%	5.2%	5.4%
Discount rate for interest cost	5.1%	6.0%	4.8%	5.5%	5.0%	5.8%	5.4%	5.1%	5.2%
Expected return on plan assets	7.1%	6.2%	7.0%	5.9%	7.0%	6.1%	N/A	N/A	N/A
Rate of compensation increase	4.5%	3.9%	4.5%	3.9%	4.5%	4.2%	N/A	N/A	N/A
Cash balance interest crediting rate	4.8%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Expected Return on Plan Assets The company’s estimated long-term rates of return on pension assets are driven primarily by actual historical asset-class returns, an assessment of expected future performance, advice from external actuarial firms and the incorporation of specific asset-class risk factors. Asset allocations are periodically updated using pension plan asset/liability studies, and the company’s estimated long-term rates of return are consistent with these studies. For 2025, the company used an expected long-term rate of return of 7.1 percent for U.S. pension plan assets, which account for 76 percent of the company’s pension plan assets at the beginning of the year.
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
Discount Rate The discount rate assumptions used to determine the U.S. and international pension and OPEB plan obligations and expense reflect the rate at which benefits could be effectively settled, and are equal to the equivalent single rate resulting from yield curve analysis. This analysis considered the projected benefit payments specific to the company’s plans and the yields on high-quality bonds. The projected cash flows were discounted to the valuation date using the yield curve for the main U.S. pension and OPEB plans. The effective discount rates derived from this analysis were 5.5 percent,

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

5.7 percent, and 5.0 percent for 2025, 2024, and 2023, respectively, for the main U.S. pension plan and 5.3 percent, 5.6 percent, and 5.0 percent for 2025, 2024, and 2023, respectively, for the main U.S. OPEB plans.
Other Benefit Assumptions For the measurement of accumulated post-employment benefit obligation at December 31, 2025, for the main U.S. OPEB plan, the assumed health care cost-trend rates start with 7.9 percent in 2026 and gradually decline to 4.5 percent for 2035 and beyond. For this measurement at December 31, 2024, the assumed health care cost-trend rates started with 8.4 percent in 2025 and gradually declined to 4.5 percent for 2034 and beyond.
Plan Assets and Investment Strategy
The fair value measurements of the company’s pension plans for 2025 and 2024 are as follows:

	U.S.					Int’l.
	Total	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV
At December 31, 2024
Equities
U.S.[1]	$1,866	$1,866	$—	$—	$—	$180	$180	$—	$—	$—
International	1,208	1,197	—	11	—	107	97	—	10	—
Collective Trusts/Mutual Funds[2]	1,191	4	—	—	1,187	98	6	13	—	79
Fixed Income
Government	132	—	132	—	—	167	99	68	—	—
Corporate	1,042	—	1,042	—	—	403	2	401	—	—
Bank Loans	10	—	10	—	—	—	—	—	—	—
Mortgage/Asset Backed	1	—	1	—	—	4	—	4	—	—
Collective Trusts/Mutual Funds[2]	2,342	—	—	—	2,342	1,594	2	10	—	1,582
Mixed Funds[3]	—	—	—	—	—	76	—	76	—	—
Real Assets[4]	1,383	—	—	—	1,383	105	—	16	—	89
Alternative Investments[5]	—	—	—	—	—	9	—	9	—	—
Cash and Cash Equivalents	289	13	—	—	276	108	90	—	—	18
Other[6]	73	(3)	13	63	—	209	—	12	68	129
Total at December 31, 2024	$9,537	$3,077	$1,198	$74	$5,188	$3,060	$476	$609	$78	$1,897
At December 31, 2025
Equities
U.S.[1]	$2,077	$2,077	$—	$—	$—	$177	$177	$—	$—	$—
International	1,168	1,152	—	16	—	122	109	—	13	—
Collective Trusts/Mutual Funds[2]	833	6	—	—	827	100	5	18	—	77
Fixed Income
Government	672	—	672	—	—	200	132	68	—	—
Corporate	2,040	—	2,040	—	—	532	1	531	—	—
Bank Loans	22	—	22	—	—	—	—	—	—	—
Mortgage/Asset Backed	129	—	129	—	—	5	—	5	—	—
Collective Trusts/Mutual Funds[2]	2,523	—	—	—	2,523	1,753	3	11	—	1,739
Mixed Funds[3]	—	—	—	—	—	89	—	89	—	—
Real Assets[4]	1,594	—	—	—	1,594	118	—	22	—	96
Alternative Investments[5]	423	—	—	—	423	14	—	8	—	6
Cash and Cash Equivalents	273	66	—	—	207	93	90	—	—	3
Other[6]	33	(55)	21	67	—	694	5	12	528	149
Total at December 31, 2025	$11,787	$3,246	$2,884	$83	$5,574	$3,897	$522	$764	$541	$2,070
1 There were no investments in the company’s common stock at December 31, 2025 or December 31, 2024.
2 Collective Trusts/Mutual Funds for U.S. plans are entirely index funds; for International plans, they are mostly unit trust and index funds.
3 Mixed funds are composed of funds that invest in both equity and fixed-income instruments in order to diversify and lower risk.
4 Includes Real Estate and Infrastructure. The year-end valuations of U.S. Real Assets are based on third-party appraisals that occur at least once a year for each property in the portfolio.
5 Includes Private Equity.
6 The “Other” asset class includes net payables for securities purchased but not yet settled (Level 1); dividends and interest- and tax-related receivables (Level 2); insurance contracts (Level 3); and investments in private-equity limited partnerships (NAV).

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

The effects of fair value measurements using significant unobservable inputs on changes in Level 3 plan assets are outlined below:

	Equity
	U.S.	Int’l.	Real Estate	Other	Total
Total at December 31, 2023	$1	$—	$—	$137	$138
Actual Return on Plan Assets:
Assets held at the reporting date	(1)	11	—	—	10
Assets sold during the period	—	2	—	9	11
Purchases, Sales and Settlements	—	2	—	(9)	(7)
Transfers in and/or out of Level 3	—	6	—	(6)	—
Total at December 31, 2024	$—	$21	$—	$131	$152
Actual Return on Plan Assets:
Assets held at the reporting date	—	8	—	—	8
Assets sold during the period	—	—	—	10	10
Purchases, Sales and Settlements	—	—	—	454	454
Transfers in and/or out of Level 3	—	—	—	—	—
Total at December 31, 2025	$—	$29	$—	$595	$624
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
For the primary U.S. pension plan, the company’s Investment Committee has established the following approved asset allocation ranges: Equities 30–60 percent, Fixed Income 30–50 percent, Real Assets 5–25 percent, Private Equity 0–5 percent and Cash 0–10 percent. For the U.K. pension plan, the U.K. Plan Trustee has established the following asset allocation guidelines: Equities 5–15 percent, Fixed Income 63–93 percent, Real Estate 5–15 percent, and Cash 0–7 percent. The other significant international pension plans also have established maximum and minimum asset allocation ranges that vary by plan. Actual asset allocation within approved ranges is based on a variety of factors, including market conditions and liquidity constraints. To mitigate concentration and other risks, assets are invested across multiple asset classes with active investment managers and passive index funds.
The company does not prefund its OPEB obligations.
Cash Contributions and Benefit Payments In 2025, the company contributed $473 and $115 to its U.S. and international pension plans, respectively. In 2026, the company expects contributions to be approximately $525 to its U.S. plans and $100 to its international pension plans. Actual contribution amounts are dependent upon investment returns, changes in pension obligations, regulatory environments, tax law changes and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
The company anticipates paying OPEB benefits of approximately $162 in 2026; $147 was paid in 2025.
The following benefit payments, which include estimated future service, are expected to be paid by the company in the next 10 years:

	Pension Benefits		Other
	U.S.	Int’l.	Benefits
2026	$1,900	$242	$162
2027	932	263	158
2028	850	281	154
2029	843	276	151
2030	834	284	149
2031-2035	4,237	1,506	726
Employee Savings Investment Plan Eligible employees of Chevron and certain of its subsidiaries participate in the Chevron Employee Savings Investment Plan (ESIP). Compensation expense for the ESIP totaled $323, $330 and $320 in 2025, 2024 and 2023, respectively.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Benefit Plan Trusts Prior to its acquisition by Chevron, Texaco established a benefit plan trust for funding obligations under some of its benefit plans. At year-end 2025, the trust contained 14.2 million shares of Chevron treasury stock. The trust will sell the shares or use the dividends from the shares to pay benefits only to the extent that the company does not pay such benefits. The company intends to continue to pay its obligations under the benefit plans. The trustee will vote the shares held in the trust as instructed by the trust’s beneficiaries. The shares held in the trust are not considered outstanding for earnings-per-share purposes until distributed or sold by the trust in payment of benefit obligations.
Employee Incentive Plans The Chevron Incentive Plan is an annual cash bonus plan for eligible employees that links awards to corporate and individual performance in the prior year. Charges to expense for cash bonuses were $1,300, $965 and $809 in 2025, 2024 and 2023, respectively. Chevron also has the LTIP for officers and other regular salaried employees of the company and its subsidiaries who hold positions of significant responsibility. Awards under the LTIP consist of stock options and other share-based compensation that are described in Note 22 Stock Options and Other Share-Based Compensation.
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
Guarantees The company has provided certain guarantees in the ordinary course of business, including financial and performance guarantees related to equity affiliates. Chevron has no material guarantees outstanding.
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
Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements The company and its subsidiaries have certain contingent liabilities with respect to long-term unconditional purchase obligations and commitments, including throughput and take-or-pay agreements, some of which may relate to suppliers’ financing arrangements. The agreements typically provide goods and services, such as pipeline and storage capacity, utilities, and petroleum products, to be used or sold in the ordinary course of the company’s business. The aggregate amounts of required payments under throughput and take-or-pay agreements are: 2026 – $1,330; 2027 – $1,554; 2028 – $1,807; 2029 – $1,806; 2030 – $1,700; after 2030 – $11,080. The aggregate amount of required payments for other unconditional purchase obligations are: 2026 – $204; 2027 – $215; 2028 – $155; 2029 – $16; 2030 – $16; after 2030 – $31. A portion of these commitments may ultimately be shared with project partners. Total payments under the agreements were $1,104 in 2025, $1,354 in 2024 and $1,420 in 2023.
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
Chevron’s environmental reserve as of December 31, 2025, was $1,059. Included in this balance was $274 related to remediation activities at sites for which the company has been identified as a potentially responsible party under the provisions of the U.S. federal Superfund law which provide for joint and several liability for all responsible parties. Any future actions by regulatory agencies to require Chevron to assume other potentially responsible parties’ costs at designated hazardous waste sites are not expected to have a material effect on the company’s results of operations, consolidated financial position or liquidity.
Of the remaining year-end 2025 environmental reserves balance of $785, $397 is related to the company’s U.S. downstream operations, $39 to its international downstream operations, and $349 to its upstream operations. Liabilities at all sites were primarily associated with the company’s plans and activities to remediate soil or groundwater contamination or both.
The company manages environmental liabilities under specific sets of regulatory requirements, which in the United States include the Resource Conservation and Recovery Act and various state and local regulations. No single remediation site at year-end 2025 had a recorded liability that was material to the company’s results of operations, consolidated financial position or liquidity.
Refer to Note 25 Asset Retirement Obligations for a discussion of the company’s asset retirement obligations.
Decommissioning Obligations for Previously Divested Assets Some assets are divested along with their related liabilities, such as decommissioning obligations. In certain instances, such transferred obligations have returned and may continue to return to the company. For example, in fourth quarter 2023, the company recognized charges for decommissioning obligations from certain previously divested assets in the Gulf of America. To the extent the current owners of the company’s previously divested assets default on their decommissioning obligations, regulators may require that Chevron assume such obligations. The company could have additional significant obligations revert, primarily in the United States. The company is not currently aware of any such obligations that are reasonably possible to be material. The liability balance at the end of 2024 was $2,478, $297 was spent in 2025, and the balance at the end of 2025 was $2,190.
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

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

The following table indicates the changes to the company’s before-tax asset retirement obligations in 2025, 2024 and 2023:

	2025	2024	2023
Balance at January 1	$12,667	$13,833	$12,701
Liabilities assumed in acquisition	1,682	—	220
Liabilities incurred	186	83	183
Liabilities settled	(1,109)	(2,083)	(1,471)
Reduction due to asset sales	(458)	(171)	(94)
Accretion expense	617	588	593
Revisions in estimated cash flows	1,403	417	1,701
Balance at December 31	$14,988	$12,667	$13,833
In the table above, the amount associated with “Revisions in estimated cash flows” primarily reflects increased cost estimates and scope changes to decommission wells, equipment and facilities. The long-term portion of the $14,988 balance at the end of 2025 was $13,919.
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
Receivables related to revenue from contracts with customers are included in “Accounts and notes receivable” on the Consolidated Balance Sheet, net of the allowance for doubtful accounts. The net balance of these receivables was $12,314 and $14,227 at December 31, 2025 and 2024, respectively. Other items included in “Accounts and notes receivable” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements and product exchanges, which are accounted for outside the scope of ASC 606.
Contract assets and related costs are reflected in “Prepaid expenses and other current assets” and contract liabilities are reflected in “Accrued liabilities” and “Deferred credits and other noncurrent obligations” on the Consolidated Balance Sheet. Amounts for these items are not material to the company’s financial position.
Note 27
Other Financial Information
Earnings in 2025 included after-tax gains of approximately $400 relating to the sale of certain properties. Of this amount, approximately $360 and $40 related to upstream and downstream, respectively. Earnings in 2024 included after-tax gains of approximately $246 relating to the sale of certain properties, of which approximately $231 and $15 related to upstream and downstream assets, respectively. Earnings in 2023 included after-tax gains of approximately $143 relating to the sale of certain properties, of which approximately $110 and $33 related to upstream and downstream assets, respectively.
Earnings in 2025 included after-tax charges of approximately $355 for Hess severance and transition costs ($245 in U.S. Upstream, $70 in International Upstream, $40 in All Other), $300 for legal reserves ($170 in U.S. Downstream, $130 in U.S. Upstream) and $223 for pension settlement and curtailment costs. Earnings in 2024 included after-tax charges of approximately $715 for severance ($208 in All Other, $188 in U.S. Downstream, $183 in U.S. Upstream, $119 in International Upstream, $17 in International Downstream) and $400 for impairments ($185 in International Downstream, $125 in International Upstream, $90 in U.S. Downstream). Earnings in 2023 included after-tax charges of approximately $1,950 for decommissioning obligations from previously divested oil and gas production assets in the U.S. Upstream Gulf of America, $1,765 for U.S. Upstream impairments, mainly in California, and several tax items with a net benefit of $655 in International Upstream.

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

Other financial information is as follows:
	Year ended December 31
	2025	2024	2023
Total financing interest and debt costs	$1,392	$773	$617
Less: Capitalized interest	175	179	148
Interest and debt expense	$1,217	$594	$469
Research and development expenses	$427	$353	$320
Excess of replacement cost over the carrying value of inventories (LIFO method)	$4,808	$5,997	$6,455
LIFO profits (losses) on inventory drawdowns included in earnings	$(38)	$(111)	$14
Foreign currency effects*	$(469)	$520	$(224)
* Includes $(3), $45 and $(11) in 2025, 2024 and 2023, respectively, for the company’s share of equity affiliates’ foreign currency effects.
The company has $4,568 in goodwill on the Consolidated Balance Sheet, of which $4,216 is in the upstream segment primarily related to the 2005 acquisition of Unocal and $352 is in the downstream segment related to the 2022 acquisition of Renewable Energy Group, Inc. The company tested this goodwill for impairment during 2025, and no impairment was required.
Note 28
Financial Instruments - Credit Losses
Chevron’s expected credit loss allowance balance was $392 and $611 at December 31, 2025, and December 31, 2024, respectively, with a majority of the allowance relating to non-trade receivable balances.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $15,986 at December 31, 2025, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring prepayments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days.
Chevron’s non-trade receivable balance was $3,516 at December 31, 2025, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid as per contract terms or not yet due are subject to the statistical analysis described above while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk. Loans to equity affiliates and non-equity investees are also considered non-trade and associated allowances of $83 and zero at December 31, 2025, and December 31, 2024, respectively, are included within “Investments and advances” on the Consolidated Balance Sheet.
Note 29
Acquisition of Hess Corporation
On July 18, 2025, the company acquired Hess Corporation (Hess), an independent oil and gas exploration and production company. Hess’s principal upstream operations are in the United States, Guyana and Malaysia. Hess’s operations also include an approximately 38 percent ownership interest in Hess Midstream LP (HESM), with operations primarily in the Bakken shale in the Williston Basin area of North Dakota.
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
Millions of dollars, except per-share amounts

date of acquisition, as information necessary to complete the analysis is obtained. Oil and gas properties were valued using a discounted cash flow model that incorporated assumptions for commodity prices, future production volumes, operating costs, development costs, and risk-adjusted discount rates. The fair value of the noncontrolling interest was determined based on the quoted market price of HESM on the acquisition date. Debt assumed in the acquisition was valued based on observable market prices for Hess’s debt. As a result of measuring the assets acquired and the liabilities assumed at fair value, there was no goodwill or bargain purchase recognized.

At July 18, 2025
(Billions of dollars)
Current assets	$3.4
Properties, plant and equipment	73.5
Other assets	2.6
Total assets acquired	79.5
Current liabilities	3.1
Long-term debt(1)	10.0
Deferred income taxes	11.0
Other liabilities	2.4
Total liabilities assumed	26.5
Noncontrolling interest(2)	5.0
Net assets acquired / purchase price	$48.0
(1) Includes finance leases
(2) Related to HESM

The long-term debt assumed in the transaction is detailed in the table below:

Hess Corporation	Principal
4.300% due 2027	$1,000
7.875% due 2029	467
7.300% due 2031	631
7.125% due 2033	540
6.000% due 2040	750
5.600% due 2041	1,250
5.800% due 2047	500
Total Hess Corporation Debt	$5,138

Hess Midstream Operations LP
5.125% due 2028	$550
5.875% due 2028	800
6.500% due 2029	600
4.250% due 2030	750
5.500% due 2030	400
Term loan and credit facility borrowings	646
Total Hess Midstream Operations LP Debt	$3,746

Unamortized discounts and debt issuance costs	(61)
Total Long-Term Debt Assumed	$8,823
Fair market value adjustment for debt acquired in the acquisition	247
Fair Market Value of Long-Term Debt Assumed	$9,070
The following table presents revenue and earnings for Hess since the acquisition date (July 18, 2025), for the year ended December 31, 2025.

Year Ended December 31,
2025
Sales and other operating revenue	$5,957
Net Income (Loss) Attributable to Chevron Corporation	$193

Notes to the Consolidated Financial Statements	Financial Table of Contents
Millions of dollars, except per-share amounts

The following unaudited pro forma information presents the results of operations as if the acquisition of Hess had occurred January 1, 2024:

	Year Ended December 31,
	2025	2024
Sales and other operating revenue	$189,416	$204,300
Net Income (Loss) Attributable to Chevron Corporation	$12,464	$19,003
The unaudited pro forma information uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information. The pro forma information does not reflect any synergistic savings that might be achieved from combining the operations and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented. The pro forma results reflect pro forma adjustments primarily related to conforming Hess’ accounting policies to Chevron’s, additional depreciation expense related to the fair value adjustment of the acquired property, plant and equipment, elimination of intercompany transactions and applicable income tax impacts.

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
Table I - Costs Incurred in Exploration, Property Acquisitions and Development1

	Consolidated Companies							Affiliated Companies
		Other
Millions of dollars	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other
Year Ended December 31, 2025
Exploration
Wells	$127	$161	$109	$32	$82	$—	$511	$—	$—
Geological and geophysical	115	140	162	19	2	—	438	—	—
Other	75	71	92	21	28	—	287	—	—
Total exploration	317	372	363	72	112	—	1,236	—	—
Property acquisitions[2,3]
Proved	19,947	22,987	—	838	—	—	43,772	—	—
Unproved	1,783	28,141	15	—	—	—	29,939	—	—
Total property acquisitions	21,730	51,128	15	838	—	—	73,711	—	—
Development[4]	8,532	2,402	1,390	1,180	963	71	14,538	577	21
Total Costs Incurred[5]	$30,579	$53,902	$1,768	$2,090	$1,075	$71	$89,485	$577	$21
Year Ended December 31, 2024
Exploration
Wells	$193	$2	$155	$94	$4	$—	$448	$—	$—
Geological and geophysical	173	81	47	23	3	—	327	—	—
Other	62	62	70	15	30	—	239	—	—
Total exploration	428	145	272	132	37	—	1,014	—	—
Property acquisitions[2]
Proved - Other	11	—	95	—	—	—	106	—	—
Unproved - Other	69	38	22	—	—	—	129	—	—
Total property acquisitions	80	38	117	—	—	—	235	—	—
Development[4]	9,334	1,261	895	774	1,015	54	13,333	1,480	7
Total Costs Incurred[5]	$9,842	$1,444	$1,284	$906	$1,052	$54	$14,582	$1,480	$7
Year Ended December 31, 2023
Exploration
Wells	$280	$92	$36	$111	$11	$—	$530	$—	$—
Geological and geophysical	84	49	83	—	—	—	216	—	—
Other	50	104	57	15	32	4	262	—	—
Total exploration	414	245	176	126	43	4	1,008	—	—
Property acquisitions[2]
Proved - Other	10,123	—	—	—	—	—	10,123	—	—
Unproved - Other	504	1	—	3	—	—	508	—	—
Total property acquisitions	10,627	1	—	3	—	—	10,631	—	—
Development[4]	9,645	986	784	619	822	64	12,920	2,278	86
Total Costs Incurred[5]	$20,686	$1,232	$960	$748	$865	$68	$24,559	$2,278	$86

[1] Includes costs incurred whether capitalized or expensed. Excludes general support equipment expenditures. Includes capitalized amounts related to asset retirement obligations. See Note 25 Asset Retirement Obligations.

[2] Includes wells, equipment and facilities associated with proved reserves. Does not include properties acquired in nonmonetary transactions.
[3] Majority of proved and unproved property acquisitions represent assets acquired from Hess Corporation.
[4] Includes $89, $59 and $208 of costs incurred on major capital projects prior to assignment of proved reserves for consolidated companies in 2025, 2024, and 2023, respectively.
[5] Reconciliation of consolidated companies total cost incurred to Upstream Capex - $ billions:
	2025	2024	2023
Total cost incurred by Consolidated Companies	$89.5	$14.6	$24.6
Acquisitions	(73.5)	—	(10.5)	(2025: Hess Corporation; 2023: PDC Energy, Inc.)
Expensed exploration costs	(0.7)	(0.6)	(0.5)	(Geological and geophysical and other exploration costs)
Non-oil and gas activities	1.8	0.6	1.4	(Primarily LNG and transportation activities)
ARO reduction/(build)	(1.2)	(0.3)	(1.3)
Upstream Capex	$15.9	$14.3	$13.7	Reference page 49 Upstream Capex

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

estimated net proved reserve quantities, standardized measure of estimated discounted future net cash flows related to proved reserves, and changes in estimated discounted future net cash flows. The amounts for consolidated companies are organized by geographic areas including the United States, Other Americas, Africa, Asia, Australia and Europe. Amounts for affiliated companies include Chevron’s equity interests in Tengizchevroil (TCO) in the Republic of Kazakhstan and in other affiliates, principally in Angola. Refer to Note 15 Investments and Advances for a discussion of the company’s major equity affiliates.

Table II - Capitalized Costs Related to Oil and Gas Producing Activities
	Consolidated Companies							Affiliated Companies
		Other
Millions of dollars	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other
At December 31, 2025
Unproved properties	$4,183	$27,415	$290	$534	$1,881	$—	$34,303	$108	$—
Proved properties and related producing assets	137,610	38,756	41,133	30,262	24,401	2,376	274,538	39,515	1,637
Support equipment	4,129	1,444	1,607	788	19,135	—	27,103	853	—
Deferred exploratory wells	91	144	206	177	1,067	74	1,759	—	—
Other uncompleted projects	5,238	6,411	1,541	1,392	2,666	29	17,277	970
Gross Capitalized Costs	151,251	74,170	44,777	33,153	49,150	2,479	354,980	41,446	1,637
Unproved properties valuation	133	1,150	224	534	3	—	2,044	84	—
Proved producing properties – Depreciation and depletion	77,504	12,574	36,580	19,126	15,441	1,083	162,308	15,989	1,206
Support equipment depreciation	1,260	213	1,265	634	7,214	—	10,586	600	—
Accumulated provisions	78,897	13,937	38,069	20,294	22,658	1,083	174,938	16,673	1,206
Net Capitalized Costs	$72,354	$60,233	$6,708	$12,859	$26,492	$1,396	$180,042	$24,773	$431
At December 31, 2024
Unproved properties	$2,473	$1,545	$287	$536	$1,882	$—	$6,723	$108	$—
Proved properties and related producing assets	109,147	15,739	48,391	29,265	24,310	2,283	229,135	35,374	1,612
Support equipment	2,075	213	1,565	698	19,134	—	23,685	733	—
Deferred exploratory wells	17	69	204	179	1,119	74	1,662	—	—
Other uncompleted projects	8,918	650	1,756	1,040	1,814	69	14,247	4,634	—
Gross Capitalized Costs	122,630	18,216	52,203	31,718	48,259	2,426	275,452	40,849	1,612
Unproved properties valuation	119	1,119	213	533	5	—	1,989	80	—
Proved producing properties – Depreciation and depletion	69,545	10,314	41,485	18,251	14,038	956	154,589	11,441	1,014
Support equipment depreciation	1,265	152	1,231	556	6,375	—	9,579	535	—
Accumulated provisions	70,929	11,585	42,929	19,340	20,418	956	166,157	12,056	1,014
Net Capitalized Costs	$51,701	$6,631	$9,274	$12,378	$27,841	$1,470	$109,295	$28,793	$598
At December 31, 2023
Unproved properties	$2,541	$1,666	$265	$536	$1,882	$—	$6,890	$108	$—
Proved properties and related producing assets	100,680	23,867	47,635	30,387	23,842	2,228	228,639	23,139	1,609
Support equipment	2,121	191	1,555	688	19,118	—	23,673	673	—
Deferred exploratory wells	—	73	205	178	1,119	74	1,649	—	—
Other uncompleted projects	10,872	734	1,271	1,121	1,469	52	15,519	15,438	130
Gross Capitalized Costs	116,214	26,531	50,931	32,910	47,430	2,354	276,370	39,358	1,739
Unproved properties valuation	168	1,214	183	533	5	—	2,103	77	—
Proved producing properties – Depreciation and depletion	65,055	14,009	39,921	18,941	12,082	834	150,842	10,279	866
Support equipment depreciation	1,295	155	1,202	529	5,478	—	8,659	478	—
Accumulated provisions	66,518	15,378	41,306	20,003	17,565	834	161,604	10,834	866
Net Capitalized Costs	$49,696	$11,153	$9,625	$12,907	$29,865	$1,520	$114,766	$28,524	$873

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

Table III - Results of Operations for Oil and Gas Producing Activities1
The company’s results of operations from oil and gas producing activities for the years 2025, 2024 and 2023 are shown in the following table. Net income (loss) from exploration and production activities as reported on page 82 reflects income taxes computed on an effective rate basis.
Income taxes in Table III are based on statutory tax rates, reflecting allowable deductions and tax credits. Interest income and expense are excluded from the results reported in Table III and from the upstream net income amounts on page 82.

	Consolidated Companies							Affiliated Companies
		Other
Millions of dollars	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other
Year Ended December 31, 2025
Revenues from net production
Sales	$9,302	$3,478	$423	$3,409	$4,630	$284	$21,526	$8,362	$895
Transfers	16,783	1,832	3,880	1,796	3,970	—	28,261	—	—
Total	26,085	5,310	4,303	5,205	8,600	284	49,787	8,362	895
Production expenses excluding taxes	(6,983)	(828)	(1,464)	(1,058)	(523)	(79)	(10,935)	(636)	(68)
Taxes other than on income	(1,452)	(52)	(190)	(20)	(211)	(3)	(1,928)	(1,378)	—
Proved producing properties:
Depreciation and depletion	(9,324)	(2,339)	(1,206)	(1,206)	(2,195)	(145)	(16,415)	(4,621)	(179)
Accretion expense[2]	(236)	(33)	(120)	(60)	(108)	(7)	(564)	(8)	(4)
Exploration expenses	(169)	(359)	(379)	(57)	(131)	(3)	(1,098)	—	—
Unproved properties valuation	(57)	(36)	(23)	—	—	—	(116)	—	—
Other income (loss)[3]	350	(161)	125	129	62	(82)	423	53	(206)
Results before income taxes	8,214	1,502	1,046	2,933	5,494	(35)	19,154	1,772	438
Income tax (expense) benefit	(1,825)	(480)	(305)	(1,641)	(1,816)	(52)	(6,119)	(535)	22
Results of Producing Operations	$6,389	$1,022	$741	$1,292	$3,678	$(87)	$13,035	$1,237	$460
Year Ended December 31, 2024
Revenues from net production
Sales	$6,657	$799	$622	$3,376	$5,856	$319	$17,629	$7,240	$700
Transfers	18,043	3,110	5,227	2,101	4,237	—	32,718	—	—
Total	24,700	3,909	5,849	5,477	10,093	319	50,347	7,240	700
Production expenses excluding taxes	(5,472)	(928)	(1,662)	(939)	(540)	(74)	(9,615)	(696)	(46)
Taxes other than on income	(1,445)	(67)	(165)	(24)	(209)	(3)	(1,913)	(1,117)	—
Proved producing properties:
Depreciation and depletion	(7,231)	(981)	(1,616)	(1,236)	(2,547)	(103)	(13,714)	(1,222)	(154)
Accretion expense[2]	(205)	(26)	(127)	(63)	(104)	(8)	(533)	(5)	(3)
Exploration expenses	(352)	(141)	(308)	(233)	(33)	(1)	(1,068)	—	—
Unproved properties valuation	(68)	(31)	(30)	(1)	—	—	(130)	—	—
Other income (loss)[3]	247	1,556	534	139	(8)	(4)	2,464	(80)	(150)
Results before income taxes	10,174	3,291	2,475	3,120	6,652	126	25,838	4,120	347
Income tax (expense) benefit	(2,238)	(954)	(1,240)	(1,684)	(2,010)	(95)	(8,221)	(1,238)	12
Results of Producing Operations	$7,936	$2,337	$1,235	$1,436	$4,642	$31	$17,617	$2,882	$359
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
Table IV - Results of Operations for Oil and Gas Producing Activities - Unit Prices and Costs1

	Consolidated Companies							Affiliated Companies
		Other
	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other
Year Ended December 31, 2025
Average sales prices
Crude, per barrel	$62.25	$64.02	$66.30	$64.06	$65.08	$70.49	$63.22	$56.88	$—
Natural gas liquids, per barrel	18.80	—	21.74	—	—	—	18.91	12.00	43.32
Natural gas, per thousand cubic feet	2.04	1.71	4.91	4.41	8.85	10.15	4.86	0.89	8.28
Average production costs, per barrel[2]	10.35	10.93	18.71	7.78	3.32	19.24	9.71	3.80	3.47
Year Ended December 31, 2024
Average sales prices
Crude, per barrel	$73.47	$70.06	$75.69	$71.22	$74.20	$77.47	$73.27	$67.02	$—
Natural gas liquids, per barrel	19.88	26.53	32.13	—	59.48	—	20.51	12.09	47.61
Natural gas, per thousand cubic feet	1.03	1.03	4.14	4.21	10.24	9.10	4.99	1.57	7.75
Average production costs, per barrel[2]	9.41	14.28	18.07	6.80	3.37	16.43	9.23	5.44	2.89
Year Ended December 31, 2023
Average sales prices
Crude, per barrel	$74.36	$72.85	$72.86	$70.05	$78.93	$83.00	$73.76	$66.44	$—
Natural gas liquids, per barrel	20.01	29.00	27.80	—	51.00	—	20.79	9.43	45.33
Natural gas, per thousand cubic feet	1.65	2.63	3.95	4.10	11.43	12.00	6.01	1.31	10.34
Average production costs, per barrel[2]	11.19	16.13	16.35	7.82	3.41	12.80	10.23	4.47	2.94
1 The value of owned production consumed in operations as fuel has been eliminated from revenues and production expenses, and the related volumes have been deducted from net production in calculating the unit average sales price and production cost. This has no effect on the results of producing operations.
2 Natural gas converted to oil-equivalent gas (OEG) barrels at a rate of 6 MCF = 1 OEG barrel.

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

Table V Proved Reserve Quantity Information*
Summary of Net Oil and Gas Reserves

	2025				2024				2023
Liquids in Millions of Barrels
Natural Gas in Billions of Cubic Feet	Crude Oil Condensate	SyntheticOil	NGL	Natural Gas	Crude Oil Condensate	SyntheticOil	NGL	Natural Gas	Crude Oil Condensate	SyntheticOil	NGL	Natural Gas
Proved Developed
Consolidated Companies
U.S.	1,502	—	854	5,521	1,207	—	615	4,420	1,221	—	611	4,543
Other Americas	430	—	—	287	181	—	—	168	195	598	7	298
Africa	325	—	49	1,249	392	—	67	1,491	367	—	70	1,632
Asia	263	—	—	6,196	246	—	—	6,560	240	—	—	6,974
Australia	66	—	1	5,886	72	—	1	6,517	85	—	2	6,951
Europe	19	—	—	7	23	—	—	10	25	—	—	9
Total Consolidated	2,605	—	904	19,146	2,121	—	683	19,166	2,133	598	690	20,407
Affiliated Companies
TCO	714	—	61	895	663	—	70	1,118	478	—	67	1,062
Other	2	—	14	696	2	—	12	670	3	—	13	323
Total Consolidated and Affiliated Companies	3,321	—	979	20,737	2,786	—	765	20,954	2,614	598	770	21,792
Proved Undeveloped
Consolidated Companies
U.S.	553	—	351	2,520	639	—	373	2,730	721	—	413	3,139
Other Americas	315	—	—	240	106	—	—	146	129	—	8	276
Africa	50	—	16	689	63	—	19	703	78	—	27	625
Asia	42	—	—	1,728	52	—	—	1,351	61	—	—	1,419
Australia	27	—	—	3,314	20	—	—	2,422	22	—	—	2,444
Europe	16	—	—	5	26	—	—	8	28	—	—	8
Total Consolidated	1,003	—	367	8,496	906	—	392	7,360	1,039	—	448	7,911
Affiliated Companies
TCO	45	—	2	—	224	—	2	20	526	—	11	233
Other	—	—	—	12	—	—	—	41	—	—	—	445
Total Consolidated and Affiliated Companies	1,048	—	369	8,508	1,130	—	394	7,421	1,565	—	459	8,589
Total Proved Reserves	4,369	—	1,348	29,245	3,916	—	1,159	28,375	4,179	598	1,229	30,381
* Reserve quantities include natural gas projected to be consumed in operations of 2,634, 2,462 and 2,655 billions of cubic feet and equivalent synthetic oil projected to be consumed in operations of 0, 0, and 27 millions of barrels as of December 31, 2025, 2024 and 2023, respectively.

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
Proved reserves are estimated by company asset teams composed of earth scientists and engineers. As part of the internal control process related to reserves estimation, the company maintains a Reserves Advisory Committee (RAC) that is chaired by the Manager of Reserves and Storage, an organization that is separate from the business organizations that estimate reserves. The Manager of Reserves and Storage has more than 35 years of experience working in the oil and gas industry and holds both undergraduate and graduate degrees in geoscience. His experience includes various technical and management roles in providing reserve and resource estimates in support of major capital and exploration projects, and more than 10 years of overseeing oil and gas reserves processes. He has been named a Distinguished Lecturer by the American Association of Petroleum Geologists and is an active member of the American Association of Petroleum Geologists, the SEPM Society of Sedimentary Geologists and the Society of Petroleum Engineers.
All RAC members are degreed professionals, each with more than 10 years of experience in various aspects of reserves estimation relating to reservoir engineering, petroleum engineering, earth science or finance. The members are knowledgeable in SEC guidelines for proved reserves classification and receive annual training on the preparation of reserves estimates.
The RAC has the following primary responsibilities: establish the policies and processes used within the business organizations to estimate reserves; provide independent reviews and oversight of the business units’ recommended reserves estimates and changes; confirm that proved reserves are recognized in accordance with SEC guidelines; determine that reserve quantities are calculated using consistent and appropriate standards, procedures and technology; and maintain the Chevron Corporation Reserves Manual, which provides standardized procedures used corporatewide for classifying and reporting hydrocarbon reserves.
During the year, the RAC is represented in meetings with each of the company’s business organizations and regions to review and discuss reserve changes recommended by the various asset teams. Major changes are also reviewed with the company’s senior leadership team including the Chief Executive Officer and the Chief Financial Officer. The company’s annual reserves activity is also reviewed with the company’s Board Audit Committee and Board of Directors. If major changes to reserves were to occur between the annual reviews, those matters would also be discussed with the Board.
RAC sub-teams also conduct in-depth reviews during the year of many of the fields that have large proved reserves quantities. These reviews include an examination of the proved reserve records and documentation of their compliance with the Chevron Corporation Reserves Manual.
The acquisition of Hess Corporation (Hess) was completed on July 18, 2025. Given the timing of the acquisition, Chevron has continued to rely on legacy Hess reserves staff and processes for reviewing reserves with input and guidance from the Chevron RAC. The processes include internal reviews and an external audit. Accordingly, the company continued to retain DeGolyer and MacNaughton, an independent petroleum engineering consulting firm, to complete an audit of the legacy Hess proved reserves at December 31, 2025 (representing approximately 13 percent of Chevron’s total proved reserves). Based upon their evaluation, DeGolyer and MacNaughton issued an unqualified audit opinion, and their report is attached as Exhibit 99.2 to this Annual Report on Form 10-K.
Technologies Used in Establishing Proved Reserves Additions In 2025, additions to Chevron’s proved reserves were based on a wide range of geologic and engineering technologies. Information generated from subsurface data and geoscience and engineering analysis was used in both proprietary and commercially available analytic tools, including reservoir simulation, geologic modeling and seismic processing, to provide “reasonably certain” proved reserves estimates. These technologies have been utilized extensively by the company in the past, and the company believes that they provide a high degree of confidence in establishing reliable and consistent reserves estimates.

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

Proved Undeveloped Reserves
Noteworthy changes in proved undeveloped reserves are shown in the table below and discussed below.

Proved Undeveloped Reserves (Millions of BOE)	2025
Quantity at January 1	2,761
Revisions	19
Improved recovery	2
Extension and discoveries	440
Purchases	417
Sales	(4)
Transfers to proved developed	(800)
Quantity at December 31	2,835
In 2025, revisions include an increase of 55 million BOE in Israel, primarily at the Leviathan field, based on production performance-driven reservoir model changes that resulted in a re-allocation of proved developed and proved undeveloped reserves estimates. In Australia, there was an increase of 40 million BOE, largely attributable to positive reservoir performance at Jansz Io. The net decrease of 34 million BOE in the United States was primarily from the Denver-Julesburg (DJ) Basin with a decrease of 49 million BOE mainly due to portfolio optimization, partially offset by positive revisions in the Midland and Delaware basins. In Argentina, a negative revision of 33 million BOE was primarily attributable to shale and tight portfolio optimization.
In 2025, extensions and discoveries in the United States totaled 214 million BOE, primarily attributable to planned development of new locations in shale and tight assets in the Midland and Delaware basins (136 million BOE) and in the DJ Basin (73 million BOE). In Australia, additions of 128 million BOE resulted from the sanctioning of the Gorgon Stage 3 project. In Other Americas, extensions and discoveries totaled 95 million BOE, primarily attributable to the Hammerhead project sanctioned in Guyana (52 million BOE) and to additions from shale and tight assets in Argentina (40 million BOE).
In 2025, purchases of 221 million BOE in the United States are primarily attributable to the acquisition of Hess assets in North Dakota. In Other Americas, purchases of 193 million BOE are attributable to the acquisition of Hess interests in the Stabroek block in Guyana.
The difference in 2025 extensions and discoveries of 167 million BOE, between the net quantities of proved reserves of 607 million BOE as reflected on pages 116 through 118 and net quantities of proved undeveloped reserves of 440 million BOE, is primarily due to proved extensions and discoveries that were not recognized as proved undeveloped reserves in the prior year and were recognized directly as proved developed reserves in 2025.
Transfers to proved developed reserves in 2025 include 544 million BOE in the United States, from the Midland and Delaware basins (279 million BOE), Gulf of America (153 million BOE), and DJ Basin (112 million BOE). Other significant transfers to proved developed were 170 million BOE in Kazakhstan, largely driven by the startup of the Future Growth Project at TCO. A combined 86 million BOE of transfers to proved developed were recorded in Argentina, the Partitioned Zone, Australia, Nigeria, Angola, Canada, and other international locations. These transfers are the consequence of development expenditures on completing wells and facilities.
During 2025, the company’s investments totaled approximately $7.1 billion in oil and gas producing activities, and about $0.1 billion in non-oil and gas producing activities, to advance the development of proved undeveloped reserves. The United States accounted for about $4.3 billion primarily related to various development activities in the Midland and Delaware basins, the Gulf of America and the DJ Basin. In Africa, about $1.0 billion was expended on various offshore development and natural gas projects in Nigeria and Angola. An additional $0.6 billion was spent on development activities in Australia. Development activities in other international locations were primarily responsible for about $1.2 billion of expenditures. The company’s equity affiliates investments in oil and gas producing activities to advance development of proved undeveloped reserves in 2025 was $0.5 billion primarily related to development projects for TCO in Kazakhstan.
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

At year-end 2025, the company held approximately 396 million BOE of proved undeveloped reserves that have remained undeveloped for five years or more. The majority of these reserves are in locations where the company has a proven track record of developing major projects. In Australia, approximately 205 million BOE remain undeveloped for five years or more related to the Gorgon and Wheatstone Projects. Further field development to convert the remaining proved undeveloped reserves is scheduled to occur in line with operating constraints, reservoir depletion and infrastructure optimization. In Africa, approximately 137 million BOE have remained undeveloped for five years or more, due to facility constraints at various fields and infrastructure associated with the Escravos gas projects in Nigeria.
Annually, the company assesses whether any changes have occurred in facts or circumstances, such as changes to development plans, regulations, or government policies, that would warrant a revision to reserve estimates. In 2025, the positive impacts of higher natural gas prices in North America and of lower oil prices in production sharing contracts more than offset the negative impact of lower oil prices in tax and royalty assets, resulting in a proved reserve increase of approximately 57 million BOE. The year-end reserves quantities have been updated for these circumstances and significant changes are discussed in the appropriate reserves sections herein. Over the past three years, the ratio of proved undeveloped reserves to total proved reserves has ranged between 27 percent and 31 percent.
Proved Reserve Quantities For the three-year period ended December 31, 2025, the pattern of net reserve changes shown in the following tables is not necessarily indicative of future trends. Apart from acquisitions, the company’s ability to add proved reserves can be affected by events and circumstances that are outside the company’s control, such as delays in government permitting, partner approvals of development plans, changes in oil and gas prices, OPEC constraints, geopolitical uncertainties, civil unrest, events of war or military conflicts.
At December 31, 2025, proved reserves for the company were 10.6 billion BOE. The company’s estimated net proved reserves of liquids, including crude oil, condensate and synthetic oil for the years 2023, 2024 and 2025, are shown in the table on page 116. The company’s estimated net proved reserves of natural gas liquids (NGLs) are shown on page 117, and the company’s estimated net proved reserves of natural gas are shown on page 118.
Noteworthy changes in crude oil, condensate and synthetic oil proved reserves for 2023 through 2025 are discussed below and shown in the table on the following page:
Revisions In 2023, the 257 million barrels decrease in United States was primarily in the Midland and Delaware basins and California. Reservoir performance led to the decrease of 101 million barrels, and portfolio optimization led to a decrease of 59 million barrels in the Midland and Delaware basins. A reduction in planned development activities led to a decrease of 58 million barrels in California. In Other Americas, entitlement effects primarily contributed to an increase of 42 million barrels of synthetic oil at the Athabasca Oil Sands project in Canada. In Asia, reservoir performance, mainly in the Partitioned Zone between Saudi Arabia and Kuwait (the Partitioned Zone), was responsible for the 48 million barrels increase. Reservoir performance in Nigeria was mainly responsible for the 37 million barrels increase in Africa.
In 2024, the 37 million barrels increase in Asia was due to reservoir performance, primarily in the Partitioned Zone.
In 2025, the 46 million barrels increase in Asia was due to reservoir performance, primarily in the Partitioned Zone.
Extensions and Discoveries In 2023, extensions and discoveries of 124 million barrels in the Midland and Delaware basins were primarily responsible for the 170 million barrels increase in the United States. In Other Americas, the 55 million barrels of extensions and discoveries increase was mainly from shale and tight assets in Argentina.
In 2024, extensions and discoveries of 119 million barrels in the Midland and Delaware basins, and 45 million barrels in the DJ Basin, were primarily responsible for the 185 million barrels increase in the United States. In Other Americas, the 52 million barrels of extensions and discoveries increase was mainly from shale and tight assets in Argentina.
In 2025, extensions and discoveries of 121 million barrels in the Midland and Delaware basins were primarily responsible for the 148 million barrels increase in the United States. In Other Americas, the 89 million barrels of extensions and discoveries increase was primarily from the sanctioning of the Hammerhead project in Guyana (50 million barrels) and shale and tight assets in Argentina (35 million barrels).

Purchases In 2023, the acquisition of PDC in the DJ and Delaware basins was primarily responsible for the 207 million barrels increase in the United States.
In 2024, the renewal of the Agbami field deepwater license in Nigeria increased reserves by 51 million barrels.

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

In 2025, the acquisition of Hess interests in the Stabroek block in Guyana was responsible for the 473 million barrels in Other Americas. The acquisition of Hess assets in North Dakota (362 million barrels) and the Gulf of America (29 million barrels) was mainly responsible for the 392 million barrels in the United States.
Sales In 2024, sales of 593 million barrels in synthetic oil were from the Athabasca oil sand assets in Canada and the 46 million barrels in Other Americas were from the divestment of shale and tight assets in Canada.
In 2025, sales of 35 million barrels in Africa were from the divestment of assets in the Republic of Congo.
Net Proved Reserves of Crude Oil, Condensate and Synthetic Oil

	Consolidated Companies								Affiliated Companies			Total Consolidated
		Other					Synthetic			Synthetic		and Affiliated
Millions of barrels	U.S.	Americas[1]	Africa	Asia	Australia	Europe	Oil [2,5]	Total	TCO	Oil	Other[3]	Companies
Reserves at January 1, 2023	2,073	295	454	293	121	58	574	3,868	1,126	—	3	4,997
Changes attributable to:
Revisions	(257)	9	37	48	1	(1)	42	(121)	(20)	—	1	(140)
Improved recovery	9	—	2	—	—	—	—	11	—	—	—	11
Extensions and discoveries	170	55	—	—	—	—	—	225	—	—	—	225
Purchases	207	—	24	—	—	—	—	231	—	—	—	231
Sales	(1)	—	—	—	—	—	—	(1)	—	—	—	(1)
Production	(259)	(35)	(72)	(40)	(15)	(4)	(18)	(443)	(102)	—	(1)	(546)
Reserves at December 31, 2023 [4,5]	1,942	324	445	301	107	53	598	3,770	1,004	—	3	4,777
Changes attributable to:
Revisions	2	(7)	21	37	—	—	(4)	49	(13)	—	—	36
Improved recovery	9	1	1	—	—	—	—	11	—	—	—	11
Extensions and discoveries	185	52	4	—	—	—	—	241	—	—	—	241
Purchases	21	—	51	—	—	—	16	88	—	—	—	88
Sales	(27)	(46)	—	—	—	—	(593)	(666)	—	—	—	(666)
Production	(286)	(37)	(67)	(40)	(15)	(4)	(17)	(466)	(104)	—	(1)	(571)
Reserves at December 31, 2024 [4,5]	1,846	287	455	298	92	49	—	3,027	887	—	2	3,916
Changes attributable to:
Revisions	1	(28)	3	46	6	(10)	—	18	16	—	1	35
Improved recovery	—	3	—	—	—	—	—	3	1	—	—	4
Extensions and discoveries	148	89	2	—	8	—	—	247	—	—	—	247
Purchases	392	473	3	3	—	—	—	871	—	—	—	871
Sales	(1)	—	(35)	(1)	—	—	—	(37)	—	—	—	(37)
Production	(331)	(79)	(53)	(41)	(13)	(4)	—	(521)	(145)	—	(1)	(667)
Reserves at December 31, 2025 [4,5]	2,055	745	375	305	93	35	—	3,608	759	—	2	4,369
1 Ending reserve balances in North America were 125, 132 and 188 and in South America were 620, 155 and 136 in 2025, 2024 and 2023, respectively.
2 Reserves associated with Canada.
3 Reserves associated with Africa.
4 Included are year-end reserve quantities related to production-sharing contracts (PSC) (refer to page E-8 for the definition of a PSC). PSC-related reserve quantities are 18 percent, 8 percent and 6 percent for consolidated companies for 2025, 2024 and 2023, respectively.
5 Reserve quantities include synthetic oil projected to be consumed in operations of 0, 0, and 27 millions of barrels as of December 31, 2025, 2024 and 2023, respectively.

Noteworthy changes in NGLs proved reserves for 2023 through 2025 are discussed below and shown in the table on the following page:
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
Extensions and Discoveries In 2023, extensions and discoveries in the Midland and Delaware basins were primarily responsible for the 92 million barrels increase in the United States.

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

In 2024, extensions and discoveries in the Midland and Delaware basins (72 million barrels), and in the DJ Basin (52 million barrels), were responsible for the 124 million barrels increase in the United States.
In 2025, extensions and discoveries in the Midland and Delaware basins of 81 million barrels were primarily responsible for the 103 million barrels increase in the United States.
Purchases In 2023, the acquisition of PDC in the DJ and Delaware basins was primarily responsible for the 262 million barrels increase in the United States.
In 2025, acquisition of Hess assets in North Dakota was primarily responsible for the 273 million barrels in the United States
Net Proved Reserves of Natural Gas Liquids

	Consolidated Companies							Affiliated Companies		Total Consolidated
		Other								and Affiliated
Millions of barrels	U.S.	Americas[1]	Africa	Asia	Australia	Europe	Total	TCO	Other[2]	Companies
Reserves at January 1, 2023	885	17	97	—	3	—	1,002	73	13	1,088
Changes attributable to:
Revisions	(110)	—	(6)	—	—	—	(116)	12	2	(102)
Extensions and discoveries	92	—	—	—	—	—	92	—	—	92
Purchases	262	—	11	—	—	—	273	—	—	273
Sales	—	—	—	—	—	—	—	—	—	—
Production	(105)	(2)	(5)	—	(1)	—	(113)	(7)	(2)	(122)
Reserves at December 31, 2023[3]	1,024	15	97	—	2	—	1,138	78	13	1,229
Changes attributable to:
Revisions	(41)	—	(7)	—	—	—	(48)	1	1	(46)
Extensions and discoveries	124	—	—	—	—	—	124	—	—	124
Purchases	20	—	—	—	—	—	20	—	—	20
Sales	(3)	(13)	—	—	—	—	(16)	—	—	(16)
Production	(136)	(2)	(4)	—	(1)	—	(143)	(7)	(2)	(152)
Reserves at December 31, 2024[3]	988	—	86	—	1	—	1,075	72	12	1,159
Changes attributable to:
Revisions	3	—	(15)	—	—	—	(12)	(1)	4	(9)
Extensions and discoveries	103	—	—	—	—	—	103	—	—	103
Purchases	273	—	—	—	—	—	273	—	—	273
Sales	(3)	—	(1)	—	—	—	(4)	—	—	(4)
Production	(159)	—	(5)	—	—	—	(164)	(8)	(2)	(174)
Reserves at December 31, 2025[3]	1,205	—	65	—	1	—	1,271	63	14	1,348
1 Reserves associated with North America.
2 Reserves associated with Africa.
3 Year-end reserve quantities related to PSC are not material for 2025, 2024 and 2023, respectively.
Noteworthy changes in natural gas proved reserves for 2023 through 2025 are discussed below and shown in the table on the following page:
Revisions In 2023, portfolio optimization decrease of 276 BCF and a reservoir performance decrease of 186 BCF in the Midland and Delaware basins along with a reduction in planned development activities leading to a decrease of 485 BCF in the Haynesville shale formation of East Texas, were mainly responsible for the 1.2 TCF decrease in the United States. In Asia, final investment decision on a new gas pipeline project in Israel and reservoir performance in Bangladesh were mainly responsible for the 481 BCF increase.
In 2024, a decrease of 425 BCF in the DJ Basin, primarily related to reservoir performance, was mainly responsible for the 572 BCF decrease in the United States. The 504 BCF increase in Australia was mainly due to reservoir performance of the Jansz Io field.
In 2025, an increase of 497 BCF in Australia was mainly attributable to reservoir performance of the Gorgon and Jansz Io fields. In Asia, the 479 BCF increase was primarily driven by reservoir performance in Bangladesh (285 BCF), and Thailand (112 BCF). The 227 BCF increase in the United States was primarily attributable to portfolio optimization in the Midland and Delaware basins.

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

Extensions and Discoveries In 2023, extensions and discoveries of 660 BCF in the United States were primarily in the Midland and Delaware basins.
In 2024, extensions and discoveries of 912 BCF in the United States were primarily in the DJ Basin (476 BCF), and the Midland and Delaware basins (432 BCF).
In 2025, extensions and discoveries of 734 BCF in the United States were mainly in the Midland and Delaware basins (532 BCF), and the DJ Basin (199 BCF). The 715 BCF in Australia was primarily driven by the sanctioning of the Gorgon Stage 3 project.
Purchases In 2023, the acquisition of PDC in the DJ Basin was primarily responsible for the 2.2 TCF in the United States.
In 2024, the 177 BCF in the United States was primarily associated with the acquisition of PDC in the DJ Basin.
In 2025, the 1.1 TCF in the United States was primarily attributable to the acquisition of Hess assets in North Dakota. The acquisition of Hess interests in the Stabroek block in Guyana was the primary driver for the 213 BCF in Other Americas. The 210 BCF in Asia was primarily from the acquisition of Hess assets in Malaysia.
Sales In 2024, sales of 260 BCF in Other Americas were from the divestment of shale and tight assets in Canada.
Net Proved Reserves of Natural Gas

	Consolidated Companies							Affiliated Companies		Total Consolidated
		Other								and Affiliated
Billions of cubic feet (BCF)	U.S.	Americas[1]	Africa	Asia	Australia	Europe	Total	TCO	Other[2]	Companies
Reserves at January 1, 2023	6,831	545	2,490	8,537	10,342	20	28,765	1,263	836	30,864
Changes attributable to:
Revisions	(1,198)	(1)	(154)	481	31	1	(840)	166	18	(656)
Improved recovery	2	—	—	—	—	—	2	—	—	2
Extensions and discoveries	660	83	—	—	—	—	743	—	—	743
Purchases	2,161	—	97	—	—	—	2,258	—	—	2,258
Sales	(3)	—	—	—	—	—	(3)	—	—	(3)
Production[3]	(771)	(53)	(176)	(625)	(978)	(4)	(2,607)	(134)	(86)	(2,827)
Reserves at December 31, 2023 [4,5]	7,682	574	2,257	8,393	9,395	17	28,318	1,295	768	30,381
Changes attributable to:
Revisions	(572)	(54)	(19)	118	504	3	(20)	(21)	30	(11)
Improved recovery	2	—	—	—	—	—	2	—	—	2
Extensions and discoveries	912	119	83	—	—	—	1,114	—	—	1,114
Purchases	177	—	32	—	—	—	209	—	—	209
Sales	(70)	(260)	—	—	—	—	(330)	—	—	(330)
Production[3]	(981)	(65)	(159)	(600)	(960)	(2)	(2,767)	(136)	(87)	(2,990)
Reserves at December 31, 2024 [4,5]	7,150	314	2,194	7,911	8,939	18	26,526	1,138	711	28,375
Changes attributable to:
Revisions	227	(56)	(83)	479	497	(3)	1,061	(108)	109	1,062
Improved recovery	—	—	—	—	—	—	—	—	—	—
Extensions and discoveries	734	90	5	—	715	—	1,544	—	—	1,544
Purchases	1,119	213	—	210	—	—	1,542	—	—	1,542
Sales	(59)	—	(24)	(87)	—	—	(170)	—	—	(170)
Production[3]	(1,130)	(34)	(154)	(589)	(951)	(3)	(2,861)	(135)	(112)	(3,108)
Reserves at December 31, 2025 [4,5]	8,041	527	1,938	7,924	9,200	12	27,642	895	708	29,245
1 Ending reserve balances in North America and South America were 45, 49 and 363 and 482, 265 and 211 in 2025, 2024 and 2023, respectively.
2 Reserves associated with Africa.
3 Total “as sold” volumes were 2,872, 2,768 and 2,609 for 2025, 2024 and 2023, respectively.
4 Includes reserve quantities related to PSC. PSC-related reserve quantities were 7 percent, 6 percent and 7 percent for consolidated companies for 2025, 2024 and 2023, respectively.
5 Reserve quantities include natural gas projected to be consumed in operations of 2,634, 2,462 and 2,655 billions of cubic feet as of December 31, 2025, 2024 and 2023, respectively.

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

	Consolidated Companies							Affiliated Companies		Total Consolidated
		Other								and Affiliated
Millions of dollars	U.S.	Americas	Africa	Asia	Australia	Europe	Total	TCO	Other	Companies
At December 31, 2025
Future cash inflows from production	$169,215	$51,576	$31,211	$55,752	$81,208	$2,430	$391,392	$47,004	$5,814	$444,210
Future production costs	(76,479)	(14,341)	(18,366)	(13,968)	(11,588)	(1,121)	(135,863)	(13,942)	(584)	(150,389)
Future development costs	(14,702)	(8,301)	(3,303)	(2,278)	(6,639)	(502)	(35,725)	(995)	(81)	(36,801)
Future income taxes	(14,732)	(7,983)	(5,187)	(23,444)	(24,437)	(339)	(76,122)	(9,620)	(1,802)	(87,544)
Undiscounted future net cash flows	63,302	20,951	4,355	16,062	38,544	468	143,682	22,447	3,347	169,476
10 percent midyear annual discount for timing of estimated cash flows	(21,371)	(6,722)	(973)	(7,374)	(14,357)	(141)	(50,938)	(5,596)	(1,120)	(57,654)
Standardized Measure Net Cash Flows	$41,931	$14,229	$3,382	$8,688	$24,187	$327	$92,744	$16,851	$2,227	$111,822
At December 31, 2024
Future cash inflows from production	$163,846	$21,827	$43,539	$58,245	$84,026	$3,999	$375,482	$65,221	$5,308	$446,011
Future production costs	(52,680)	(5,896)	(17,996)	(13,355)	(10,964)	(1,188)	(102,079)	(19,945)	(392)	(122,416)
Future development costs	(15,377)	(2,131)	(3,554)	(2,290)	(6,333)	(420)	(30,105)	(1,560)	(30)	(31,695)
Future income taxes	(18,919)	(4,443)	(12,345)	(25,354)	(25,891)	(1,004)	(87,956)	(13,115)	(1,710)	(102,781)
Undiscounted future net cash flows	76,870	9,357	9,644	17,246	40,838	1,387	155,342	30,601	3,176	189,119
10 percent midyear annual discount for timing of estimated cash flows	(28,615)	(3,492)	(3,573)	(8,157)	(15,114)	(503)	(59,454)	(8,722)	(1,003)	(69,179)
Standardized Measure Net Cash Flows	$48,255	$5,865	$6,071	$9,089	$25,724	$884	$95,888	$21,879	$2,173	$119,940
At December 31, 2023
Future cash inflows from production	$181,152	$65,265	$42,786	$62,094	$99,003	$4,395	$454,695	$74,758	$7,324	$536,777
Future production costs	(48,784)	(22,549)	(16,502)	(13,000)	(11,534)	(1,194)	(113,563)	(21,467)	(484)	(135,514)
Future development costs	(16,938)	(3,538)	(4,474)	(2,845)	(5,804)	(438)	(34,037)	(3,617)	(67)	(37,721)
Future income taxes	(21,089)	(10,337)	(12,446)	(27,415)	(24,499)	(1,160)	(96,946)	(14,902)	(2,371)	(114,219)
Undiscounted future net cash flows	94,341	28,841	9,364	18,834	57,166	1,603	210,149	34,772	4,402	249,323
10 percent midyear annual discount for timing of estimated cash flows	(39,553)	(16,623)	(3,262)	(9,343)	(22,011)	(600)	(91,392)	(11,283)	(1,640)	(104,315)
Standardized Measure Net Cash Flows	$54,788	$12,218	$6,102	$9,491	$35,155	$1,003	$118,757	$23,489	$2,762	$145,008

Supplemental Information on Oil and Gas Producing Activities - Unaudited	Financial Table of Contents

Table VII - Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Reserves
The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities, prices and assumptions used in forecasting production volumes and costs. Changes in the timing of production are included with “Revisions of previous quantity estimates.”

			Total Consolidated and
Millions of dollars	Consolidated Companies	Affiliated Companies	Affiliated Companies
Present Value at January 1, 2023	$170,472	$41,466	$211,938
Sales and transfers of oil and gas produced net of production costs	(38,638)	(6,350)	(44,988)
Development costs incurred	11,381	2,281	13,662
Purchases of reserves	9,628	—	9,628
Sales of reserves	(51)	—	(51)
Extensions, discoveries and improved recovery less related costs	7,262	—	7,262
Revisions of previous quantity estimates	(14,389)	(493)	(14,882)
Net changes in prices, development and production costs	(80,284)	(23,517)	(103,801)
Accretion of discount	23,306	5,722	29,028
Net change in income tax	30,070	7,142	37,212
Net Change for 2023	(51,715)	(15,215)	(66,930)
Present Value at December 31, 2023	$118,757	$26,251	$145,008
Sales and transfers of oil and gas produced net of production costs	(38,457)	(6,242)	(44,699)
Development costs incurred	12,809	1,487	14,296
Purchases of reserves	1,607	—	1,607
Sales of reserves	(8,904)	—	(8,904)
Extensions, discoveries and improved recovery less related costs	7,328	—	7,328
Revisions of previous quantity estimates	2,897	(154)	2,743
Net changes in prices, development and production costs	(17,755)	(1,898)	(19,653)
Accretion of discount	15,867	3,601	19,468
Net change in income tax	1,739	1,007	2,746
Net Change for 2024	(22,869)	(2,199)	(25,068)
Present Value at December 31, 2024	$95,888	$24,052	$119,940
Sales and transfers of oil and gas produced net of production costs	(38,786)	(7,310)	(46,096)
Development costs incurred	13,035	597	13,632
Purchases of reserves	18,711	—	18,711
Sales of reserves	(1,181)	—	(1,181)
Extensions, discoveries and improved recovery less related costs	8,368	—	8,368
Revisions of previous quantity estimates	6,688	1,466	8,154
Net changes in prices, development and production costs	(28,416)	(5,040)	(33,456)
Accretion of discount	13,511	3,187	16,698
Net change in income tax	4,926	2,126	7,052
Net Change for 2025	(3,144)	(4,974)	(8,118)
Present Value at December 31, 2025	$92,744	$19,078	$111,822

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a)The following documents are filed as part of this report:
(1) Financial Statements:

(2) Financial Statement Schedules:
Included below is Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2025.
(3) Exhibits:
The Exhibit Index on the following pages lists the exhibits that are filed as part of this report.
Schedule II — Valuation and Qualifying Accounts

	Year ended December 31
Millions of Dollars	2025	2024	2023
Employee Termination Benefits
Balance at January 1	$990	$6	$11
Additions (reductions) charged to expense	191	987	(2)
Payments	(498)	(3)	(3)
Balance at December 31	$683	$990	$6
Expected Credit Losses
Beginning allowance balance for expected credit losses	$611	$641	$1,008
Current period provision	(83)	(30)	(367)
Write-offs charged against the allowance, if any	(136)	—	—
Balance at December 31	$392	$611	$641
Deferred Income Tax Valuation Allowance*
Balance at January 1	$21,313	$20,416	$19,532
Additions to deferred income tax expense	6,210	1,881	2,348
Reduction of deferred income tax expense	(662)	(984)	(1,464)
Balance at December 31	$26,861	$21,313	$20,416
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

3.2
By-Laws of Chevron Corporation, as amended and restated December 3, 2025, filed as Exhibit 3.2 to Chevron Corporation’s Current Report on Form 8-K filed December 5, 2025, and incorporated herein by reference.

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

4.6
Fifth Supplemental Indenture, dated as of December 9, 2025, among Chevron U.S.A. Inc., Chevron Corporation, as guarantor, and Deutsche Bank Trust Company Americas, as trustee, filed as Exhibit 4.2 to Chevron Corporation’s Current Report on Form 8-K filed December 9, 2025, and incorporated herein by reference.

4.7	Form of Floating Rate Notes Due 2075 (contained in Exhibit 4.6 hereto).
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

10.3+
Amendment Number Two to the Chevron Corporation Non-Employee Directors’ Equity Compensation and Deferral Plan, filed as Exhibit 10.3 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference.

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

10.6+*	Chevron Incentive Plan, amended and restated effective January 1, 2026.
10.7+*	Summary of Chevron Incentive Plan Award Criteria.
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

10.15+*	Chevron Corporation Deferred Compensation Plan for Management Employees II, amended and restated effective January 1, 2026.
10.16+*	Chevron Corporation Retirement Restoration Plan, amended and restated effective January 1, 2026.
10.17+*	Chevron Corporation ESIP Restoration Plan, amended and restated effective January 1, 2026.
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

10.20+
Amended and Restated Aircraft Time-Sharing Agreement, dated as of November 16, 2024, between Chevron U.S.A. Inc. and Michael K. Wirth, filed as Exhibit 10.21 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference.

10.21+
Aircraft Time-Sharing Agreement, dated as of February 24, 2015, between Hess Corporation and John B. Hess, filed as Exhibit 10.1 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, and incorporated herein by reference.

10.22+*	Aircraft Time-Sharing Agreement, dated as of December 9, 2025, between JBH Ventures, LLC and Chevron Corporation.
10.23
Transition Services Agreement, dated as of July 14, 2025, between Chevron U.S.A. Inc. and HFO Holdings LLC, filed as Exhibit 10.2 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, and incorporated herein by reference.

10.24
Amendment One to Transition Services Agreement, dated as of August 27, 2025, between Chevron U.S.A. Inc. and HFO Holdings LLC, filed as Exhibit 10.3 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, and incorporated herein by reference.

10.25
Membership Interest Purchase Agreement, dated as of September 10, 2025, between Hess Corporation and JBH Ventures, LLC, filed as Exhibit 10.4 to Chevron Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, and incorporated herein by reference.

10.26*	Membership Interest Purchase Agreement (Membership Interest in HLOGO LLC), dated as of December 17, 2025, between Hess Corporation and John B. Hess.
10.27*	Membership Interest Purchase Agreement (Membership Interest in Hess Toy Truck LLC), dated as of December 17, 2025, between Hess Corporation and John B. Hess.
10.28+*	2022 Long-Term Incentive Plan of Chevron Corporation, amended and restated effective January 1, 2026.
10.29+
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

10.31+
Form of Non-Qualified Stock Options Award Agreement under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.6 to Chevron Corporation’s Current Report on Form 8-K filed January 27, 2023, and incorporated herein by reference.

Exhibit No.	Description
10.32+
Form of Stock Appreciation Right Award Agreement under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.7 to Chevron Corporation’s Current Report on Form 8-K filed January 27, 2023, and incorporated herein by reference.

10.33+
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

10.38+*	Form of Performance Share Award Agreement (share settled) under the 2022 Long-Term Incentive Plan of Chevron Corporation.
10.39+*	Form of Performance Share Award Agreement (cash settled) under the 2022 Long-Term Incentive Plan of Chevron Corporation.
10.40+*	Form of Standard Restricted Stock Unit Award Agreement (share settled) under the 2022 Long-Term Incentive Plan of Chevron Corporation.
10.41+*	Form of Standard Restricted Stock Unit Award Agreement (cash settled) under the 2022 Long-Term Incentive Plan of Chevron Corporation.
19*	Insider Trading Policies and Procedures.
21.1*	Subsidiaries of Chevron Corporation (page E-1).
22.1*	Subsidiary Issuer of Guaranteed Securities.
23.1*	Consent of PricewaterhouseCoopers LLP (page E-2).
23.2*	Consent of DeGolyer and MacNaughton.
24.1*	Power of Attorney for certain directors of Chevron Corporation, authorizing the signing of the Annual Report on Form 10-K on their behalf.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Executive Officer (page E-3).
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the company’s Chief Financial Officer (page E-4).
32.1**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Executive Officer (page E-5).
32.2**	Rule 13a-14(b)/15d-14(b) Certification by the company’s Chief Financial Officer (page E-6).
97.1+	Chevron Corporation Dodd-Frank Clawback Policy, filed as Exhibit 97.1 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, and incorporated herein by reference.
99.1*	Definitions of Selected Energy and Financial Terms (pages E-7 through E-11).
99.2*	Report of DeGolyer and MacNaughton.
101*	Interactive data files (formatted as Inline XBRL).
104*	Cover Page Interactive Data File (contained in Exhibit 101).

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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2026.

Chevron Corporation
By:	/s/ MICHAEL K. WIRTH
Michael K. Wirth, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February, 2026.

Principal Executive Officer
(and Director)

/s/ MICHAEL K. WIRTH Michael K. Wirth, Chairman of the Board and Chief Executive Officer

Principal Financial Officer

/s/ EIMEAR P. BONNER Eimear P. Bonner, Chief Financial Officer

Principal Accounting Officer

/s/ ALANA K. KNOWLES Alana K. Knowles, Controller

*By: /s/ MARY A. FRANCIS Mary A. Francis, Attorney-in-Fact

Directors

WANDA M. AUSTIN* Wanda M. Austin

JOHN B. FRANK* John B. Frank

ENRIQUE HERNANDEZ, JR.* Enrique Hernandez, Jr.

JOHN B. HESS* John B. Hess

MARILLYN A. HEWSON* Marillyn A. Hewson

THOMAS W. HORTON* Thomas W. Horton

JON M. HUNTSMAN JR.* Jon M. Huntsman Jr.

CHARLES W. MOORMAN* Charles W. Moorman

DAMBISA F. MOYO* Dambisa F. Moyo

DEBRA REED-KLAGES* Debra Reed-Klages

D. JAMES UMPLEBY III* D. James Umpleby III

CYNTHIA J. WARNER* Cynthia J. Warner