Form 10-Q
period 2026-03-31
CHEVRON CORP
filed 2026-05-07
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
There were 1,991,597,732 shares of the company’s common stock outstanding on March 31, 2026.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statement of Income for the Three Months Ended March 31, 2026 and 2025	3
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2026 and 2025	4
	Consolidated Balance Sheet at March 31, 2026 and December 31, 2025	5
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2026 and 2025	6
	Consolidated Statement of Equity for the Three Months Ended March 31, 2026 and 2025	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 5.	Other Information	41
Item 6.	Exhibits	42
Signature		43

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
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for the company’s products, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries and other producing countries; technological advancements; changes to government policies in the countries in which the company operates; public health crises, such as pandemics and epidemics, and any related government policies and actions; disruptions in the company’s global supply chain, including supply chain constraints and escalation of the cost of goods and services; changing economic, regulatory and political environments in the various countries in which the company operates, including Venezuela; general domestic and international economic, market and political conditions, including the conflict between Russia and Ukraine, the ongoing conflict in the Middle East and the global response to these hostilities; changing refining, marketing and chemicals margins; the amount and timing of settlements on the company’s commodity derivative contracts; the company’s ability to realize anticipated cost savings and efficiencies associated with enterprise structural cost reduction initiatives; actions of competitors or regulators; timing of exploration expenses; changes in projected future cash flows; timing of crude oil liftings; uncertainties about the estimated quantities of crude oil, natural gas liquids and natural gas reserves; the competitiveness of alternate-energy sources or product substitutes; pace and scale of the development of large carbon capture and storage and offset markets; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes undertaken or required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures related to greenhouse gas emissions and climate change; the potential liability resulting from pending or future litigation; the company’s ability to achieve the anticipated benefits from the acquisition of Hess Corporation; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, taxes and tax audits, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; higher inflation and related impacts; material reductions in corporate liquidity and access to debt markets; changes to the company’s capital allocation strategies; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 21 through 27 of the company’s 2025 Annual Report on Form 10-K and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended March 31
	2026	2025
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$47,556	$46,101
Income (loss) from equity affiliates	745	820
Other income (loss)	306	689
Total Revenues and Other Income	48,607	47,610
Costs and Other Deductions
Purchased crude oil and products	28,265	28,610
Operating expenses	7,676	6,408
Selling, general and administrative expenses	1,066	1,221
Exploration expenses	205	187
Depreciation, depletion and amortization	5,808	4,123
Taxes other than on income	1,314	1,255
Interest and debt expense	345	212
Other components of net periodic benefit costs	(18)	11
Total Costs and Other Deductions	44,661	42,027
Income (Loss) Before Income Tax Expense	3,946	5,583
Income Tax Expense (Benefit)	1,653	2,071
Net Income (Loss)	2,293	3,512
Less: Net income (loss) attributable to noncontrolling interests	83	12
Net Income (Loss) Attributable to Chevron Corporation	$2,210	$3,500
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$1.12	$2.01
- Diluted	$1.11	$2.00
Weighted Average Number of Shares Outstanding (000s)
- Basic	1,980,146	1,744,628
- Diluted	1,985,900	1,751,441

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2026	2025
	(Millions of dollars)
Net Income (Loss)	$2,293	$3,512
Currency translation adjustment	(18)	16
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	(1)	5
Derivatives
Net derivatives gain (loss) on hedge transactions	(153)	(23)
Reclassification to net income	(10)	17
Income taxes on derivatives transactions	36	2
Total	(127)	(4)
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	37	38
Actuarial gain (loss) arising during period	—	(1)
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(2)	(2)
Prior service (costs) credits arising during period	—	—
Defined benefit plans sponsored by equity affiliates - benefit (cost)	4	9
Income (taxes) benefit on defined benefit plans	(22)	(10)
Total	17	34
Other Comprehensive Gain (Loss), Net of Tax	(129)	51
Comprehensive Income (Loss)	2,164	3,563
Comprehensive loss (income) attributable to noncontrolling interests	(83)	(12)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$2,081	$3,551

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At March 31, 2026	At December 31, 2025
	(Millions of dollars)
Assets
Cash and cash equivalents	$5,323	$6,293
Time deposits	4	4
Accounts and notes receivable (less allowance: 2026 - $175; 2025 - $176)	25,256	18,075
Inventories:
Crude oil and products	7,468	6,640
Chemicals	520	571
Materials, supplies and other	2,566	2,500
Total inventories	10,554	9,711
Prepaid expenses and other current assets	5,023	4,469
Total Current Assets	46,160	38,552
Long-term receivables (less allowance: 2026 - $216; 2025 - $216)	976	1,035
Investments and advances	43,227	43,867
Properties, plant and equipment, at cost	438,923	434,955
Less: Accumulated depreciation, depletion and amortization	220,774	215,226
Properties, plant and equipment, net	218,149	219,729
Deferred charges and other assets	16,453	16,236
Goodwill	4,568	4,568
Assets held for sale	18	25
Total Assets	$329,551	$324,012
Liabilities and Equity
Short-term debt	$5,828	$977
Accounts payable	23,181	19,280
Accrued liabilities	10,349	10,763
Federal and other taxes on income	1,312	844
Other taxes payable	1,506	1,523
Total Current Liabilities	42,176	33,387
Long-term debt	39,600	39,781
Deferred credits and other noncurrent obligations	24,536	24,543
Noncurrent deferred income taxes	29,945	30,014
Noncurrent employee benefit plans	3,923	4,111
Total Liabilities*	$140,180	$131,836
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at March 31, 2026 and December 31, 2025)	1,832	1,832
Capital in excess of par value	33,886	33,886
Retained earnings	204,039	205,365
Accumulated other comprehensive losses	(2,593)	(2,464)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (451,078,848 and 448,260,458 shares at March 31, 2026 and December 31, 2025, respectively)	(53,209)	(51,929)
Total Chevron Corporation Stockholders’ Equity	183,715	186,450
Noncontrolling interests	5,656	5,726
Total Equity	189,371	192,176
Total Liabilities and Equity	$329,551	$324,012

* Refer to Note 12 Other Contingencies and Commitments.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2026	2025
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$2,293	$3,512
Adjustments
Depreciation, depletion and amortization	5,808	4,123
Dry hole expense	84	112
Distributions more (less) than income from equity affiliates	(400)	268
Net before-tax losses (gains) on asset retirements and sales	(7)	(19)
Net foreign currency effects	157	130
Deferred income tax provision	(264)	480
Net decrease (increase) in operating working capital	(4,625)	(2,408)
Decrease (increase) in long-term receivables	58	(40)
Net decrease (increase) in other deferred charges	43	(172)
Cash contributions to employee pension plans	(251)	(263)
Other	(382)	(534)
Net Cash Provided by Operating Activities	2,514	5,189
Investing Activities
Acquisition of Hess Corporation common stock	—	(2,225)
Capital expenditures	(4,063)	(3,927)
Proceeds and deposits related to asset sales and returns of investment	72	600
Net repayment (borrowing) of loans by equity affiliates	979	(66)
Net Cash Used for Investing Activities	(3,012)	(5,618)
Financing Activities
Net borrowings (repayments) of short-term obligations	5,417	(400)
Proceeds from issuances of long-term debt	99	5,491
Repayments of long-term debt and other financing obligations	(874)	(61)
Cash dividends - common stock	(3,526)	(2,984)
Net contributions from (distributions to) noncontrolling interests	(152)	(11)
Net sales (purchases) of treasury shares	(1,412)	(3,699)
Net Cash Provided by (Used for) Financing Activities	(448)	(1,664)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(23)	(3)
Net Change in Cash, Cash Equivalents and Restricted Cash	(969)	(2,096)
Cash, Cash Equivalents and Restricted Cash at January 1	7,285	8,262
Cash, Cash Equivalents and Restricted Cash at March 31	$6,316	$6,166

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders’	Controlling	Total
Three Months Ended March 31	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at December 31, 2024	$23,263	$205,852	$(2,760)	$(74,037)	$152,318	$839	$153,157
Treasury stock transactions	103	—	—	—	103	—	103
Net income (loss)	—	3,500	—	—	3,500	12	3,512
Cash dividends ($1.71 per share)	—	(2,984)	—	—	(2,984)	(15)	(2,999)
Stock dividends	—	(9)	—	—	(9)	—	(9)
Other comprehensive income	—	—	51	—	51	—	51
Purchases of treasury shares(2)	—	—	—	(3,952)	(3,952)	—	(3,952)
Issuances of treasury shares	(55)	—	—	272	217	—	217
Other changes, net	—	—	—	—	—	—	—
Balance at March 31, 2025	$23,311	$206,359	$(2,709)	$(77,717)	$149,244	$836	$150,080

Balance at December 31, 2025	$35,478	$205,365	$(2,464)	$(51,929)	$186,450	$5,726	$192,176
Treasury stock transactions	137	—	—	—	137	—	137
Hess Corporation acquisition	—	—	—	—	—	—	—
Net income (loss)	—	2,210	—	—	2,210	83	2,293
Cash dividends ($1.78 per share)	—	(3,526)	—	—	(3,526)	(154)	(3,680)
Stock dividends	—	(11)	—	—	(11)	—	(11)
Other comprehensive income	—	—	(129)	—	(129)	—	(129)
Purchases of treasury shares(2)	—	—	—	(2,577)	(2,577)	—	(2,577)
Issuances of treasury shares	(137)	—	—	1,297	1,160	—	1,160
Other changes, net	—	1	—	—	1	1	2
Balance at March 31, 2026	$35,478	$204,039	$(2,593)	$(53,209)	$183,715	$5,656	$189,371

(Number of Shares)	Common Stock - 2026				Common Stock - 2025
Three Months Ended March 31	Issued(3)	Treasury	Outstanding		Issued(3)	Treasury	Outstanding
Balance at December 31	2,442,676,580	(448,260,458)	1,994,416,122		2,442,676,580	(673,664,306)	1,769,012,274
Purchases	—	(13,996,478)	(13,996,478)		—	(25,087,428)	(25,087,428)
Issuances	—	11,178,088	11,178,088		—	2,469,059	2,469,059
Balance at March 31	2,442,676,580	(451,078,848)	1,991,597,732		2,442,676,580	(696,282,675)	1,746,393,905
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General
Basis of Presentation The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three-month period ended March 31, 2026, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2025 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the three months ended March 31, 2026 and 2025, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
	(Millions of dollars)
Balance at December 31, 2024	$(259)	$(19)	$(14)	$(2,468)	$(2,760)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	16	5	(21)	8	8
Reclassifications(2) (3)	—	—	17	26	43
Net Other Comprehensive Income (Loss)	16	5	(4)	34	51
Balance at March 31, 2025	$(243)	$(14)	$(18)	$(2,434)	$(2,709)

Balance at December 31, 2025	$(199)	$(4)	$8	$(2,269)	$(2,464)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(18)	(1)	(117)	(9)	(145)
Reclassifications(2) (3)	—	—	(10)	26	16
Net Other Comprehensive Income (Loss)	(18)	(1)	(127)	17	(129)
Balance at March 31, 2026	$(217)	$(5)	$(119)	$(2,252)	$(2,593)
(1)All amounts are net of tax.
(2)Refer to Note 14 Financial and Derivative Instruments for reclassified components of cash flow hedging.
(3)Refer to Note 8 Employee Benefits for reclassified components, including amortization of actuarial gains or losses, amortization of prior service costs, and special events, including settlements, totaling $35 that are included in employee benefit costs for the three months ended March 31, 2026. Related income taxes for the same period, totaling $9, are reflected in “Income Tax Expense (Benefit)” on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Information Relating to the Consolidated Statement of Cash Flows

	Three Months Ended March 31
	2026	2025
	(Millions of dollars)
Distributions more (less) than income from equity affiliates included the following:
Distributions from equity affiliates	$345	$1,088
(Income) loss from equity affiliates	(745)	(820)
Distributions more (less) than income from equity affiliates	$(400)	$268
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$(7,199)	$1,137
Decrease (increase) in inventories	(843)	(201)
Decrease (increase) in prepaid expenses and other current assets	(488)	(769)
Increase (decrease) in accounts payable and accrued liabilities	3,460	(1,307)
Increase (decrease) in income and other taxes payable	445	(1,268)
Net decrease (increase) in operating working capital	$(4,625)	$(2,408)
Net cash provided by operating activities included the following cash payments:
Interest on debt (net of capitalized interest)	$292	$124
Income taxes	1,512	2,552
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$29	$593
Returns of investment from equity affiliates	43	7
Proceeds and deposits related to asset sales and returns of investment	$72	$600
Net maturities of (investments in) time deposits consisted of the following gross amounts:
Investments in time deposits	$(4)	$(4)
Maturities of time deposits	4	4
Net maturities of (investments in) time deposits	$—	$—
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$(41)	$(87)
Repayment of loans by equity affiliates	1,020	21
Net repayment (borrowing) of loans by equity affiliates	$979	$(66)
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term debt obligations	$4,081	$2,317
Repayments of short-term debt obligations	(856)	(1,933)
Net borrowings (repayments) of short-term debt obligations with three months or less maturity	2,192	(784)
Net borrowings (repayments) of short-term obligations	$5,417	$(400)
Net contributions from (distributions to) noncontrolling interests consisted of the following gross amounts:
Distributions to noncontrolling interests	$(154)	$(15)
Contributions from noncontrolling interests	2	4
Net contributions from (distributions to) noncontrolling interests	$(152)	$(11)
Net sales (purchases) of treasury shares consisted of the following gross and net amounts:
Shares issued for share-based compensation plans	$1,160	$218
Shares purchased under share repurchase and executive compensation plans	(2,572)	(3,917)
Share repurchase excise tax payment	—	—
Net sales (purchases) of treasury shares	$(1,412)	$(3,699)
The Consolidated Statement of Cash Flows excludes changes to the Consolidated Balance Sheet that did not affect cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The “Other” line in the Operating Activities section includes changes in asset retirement obligations, abandonment and decommissioning obligations associated with previously sold assets, postretirement benefits obligations, equity-based compensation adjustments, and other long-term liabilities.
The company paid dividends of $1.78 per share of common stock in first quarter 2026. This compares to dividends of $1.71 per share paid in the year-ago corresponding period.
The components of “Capital expenditures” are presented in the following table:

	Three Months Ended March 31
	2026	2025
	(Millions of dollars)
Additions to properties, plant and equipment	$3,969	$3,761
Additions to investments	25	60
Current-year dry hole expenditures	69	$106
Capital expenditures	$4,063	$3,927
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At March 31		At December 31
	2026	2025	2025	2024
	(Millions of dollars)		(Millions of dollars)
Cash and cash equivalents	$5,323	$4,638	$6,293	$6,781
Restricted cash included in “Prepaid expenses and other current assets”	199	325	174	281
Restricted cash included in “Deferred charges and other assets”	794	1,203	818	1,200
Total cash, cash equivalents and restricted cash	$6,316	$6,166	$7,285	$8,262
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
Note 5. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Three Months Ended March 31
	2026	2025
	(Millions of dollars)
Sales and other operating revenues	$4,082	$5,247
Costs and other deductions	2,967	4,032
Net income attributable to TCO	$804	$879

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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Three Months Ended March 31
	2026	2025
	(Millions of dollars)
Sales and other operating revenues	$37,307	$34,983
Costs and other deductions	38,467	33,683
Net income (loss) attributable to CUSA	$(898)	$1,111

	At March 31, 2026	At December 31, 2025
	(Millions of dollars)
Current assets	$24,722	$18,442
Other assets	59,340	59,166
Current liabilities	31,510	22,943
Other liabilities	31,266	31,646
Total CUSA net equity	$21,286	$23,019
Memo: Total debt	$19,264	$19,371

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7. Operating Segments and Geographic Data

	Upstream		Downstream		Segment Total	All Other	Total
Three months ended March 31, 2026	U.S.	Int’l.	U.S.	Int’l.
Sales and other operating revenues before elimination	$12,842	$12,013	$18,801	$18,493	$62,149	$116	$62,265
Intersegment revenue elimination	(6,755)	(4,921)	(2,388)	(543)	(14,607)	(102)	(14,709)
Sales and Other Operating Revenues	6,087	7,092	16,413	17,950	47,542	14	47,556

Income (loss) from equity affiliates	(6)	608	152	(9)	745	—	745
Other income (loss)(1)	39	140	11	1	191	115	306
Total Revenues and Other Income	6,120	7,840	16,576	17,942	48,478	129	48,607

Intersegment product transfers(2)	6,246	2,687	(6,883)	(1,935)	115	(115)	—
Less expenses:
Purchased crude oil and products	3,744	3,172	6,495	14,854	28,265	—	28,265
Operating and SG&A expenses	2,468	1,427	2,578	1,700	8,173	551	8,724
Depreciation, depletion and amortization	2,887	2,524	258	73	5,742	66	5,808
Other costs and deductions(3)	462	309	154	502	1,427	437	1,864
Total Costs and Other Deductions	9,561	7,432	9,485	17,129	43,607	1,054	44,661

Income Tax Expense (Benefit)	646	1,297	12	(144)	1,811	(158)	1,653
Less: Net income (loss) attributable to non-controlling interests	47	1	—	35	83	—	83
Net Income (Loss) Attributable to Chevron Corporation	$2,112	$1,797	$196	$(1,013)	$3,092	$(882)	$2,210
Values have been adjusted for eliminations, unless otherwise specified.
(1) Includes interest income of $50 in “All Other.”
(2) Valuation of product transfers between operating segments.
(3) Includes interest expense of $310 in “All Other.”

	Upstream		Downstream		Segment Total	All Other	Total
Three months ended March 31, 2025	U.S.	Int’l.	U.S.	Int’l.
Sales and other operating revenues before elimination	$11,515	$9,971	$18,705	$17,266	$57,457	$120	$57,577
Intersegment revenue elimination	(7,112)	(1,953)	(1,888)	(422)	(11,375)	(101)	(11,476)
Sales and Other Operating Revenues	4,403	8,018	16,817	16,844	46,082	19	46,101

Income (loss) from equity affiliates	(8)	714	150	(28)	828	(8)	820
Other income (loss)(1)	26	220	49	7	302	387	689
Total Revenues and Other Income	4,421	8,952	17,016	16,823	47,212	398	47,610

Intersegment product transfers(2)	6,461	369	(6,978)	63	(85)	85	—
Less expenses:
Purchased crude oil and products	3,909	2,802	7,262	14,637	28,610	—	28,610
Operating and SG&A expenses	2,123	1,257	2,255	1,264	6,899	741	7,640
Depreciation, depletion and amortization	2,023	1,697	242	74	4,036	87	4,123
Other costs and deductions(3)	386	257	171	562	1,376	278	1,654
Total Costs and Other Deductions	8,441	6,013	9,930	16,537	40,921	1,106	42,027

Income Tax Expense (Benefit)	578	1,406	5	122	2,111	(40)	2,071
Less: Net income (loss) attributable to non-controlling interests	5	2	—	5	12	—	12
Net Income (Loss) Attributable to Chevron Corporation	$1,858	$1,900	$103	$222	$4,083	$(583)	$3,500
Values have been adjusted for eliminations, unless otherwise specified.
(1) Includes interest income of $69 in “All Other.”
(2) Valuation of product transfers between operating segments.
(3) Includes interest expense of $192 in “All Other.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. Segment assets at March 31, 2026, and December 31, 2025, are as follows:

	At March 31, 2026	At December 31, 2025
Segment Assets	(Millions of dollars)
Upstream
United States	$84,549	$84,559
International	168,234	168,200
Goodwill	4,216	4,216
Total Upstream	256,999	256,975
Downstream
United States	34,890	33,745
International	26,275	21,146
Goodwill	352	352
Total Downstream	61,517	55,243
Total Segment Assets	318,516	312,218
All Other
United States	8,845	10,396
International	2,190	1,398
Total All Other	11,035	11,794
Total Assets — United States	128,284	128,700
Total Assets — International	196,699	190,744
Goodwill	4,568	4,568
Total Assets	$329,551	$324,012

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
The components of net periodic benefit costs for 2026 and 2025 are as follows:

	Three Months Ended March 31
	2026	2025
	(Millions of dollars)
Pension Benefits
United States
Service cost	$86	$90
Interest cost	122	124
Expected return on plan assets	(195)	(174)
Amortization of prior service costs (credits)	1	1
Amortization of actuarial losses (gains)	27	30
Total United States	41	71
International
Service cost	16	14
Interest cost	60	48
Expected return on plan assets	(63)	(47)
Amortization of prior service costs (credits)	3	3
Amortization of actuarial losses (gains)	13	12
Total International	29	30
Net Periodic Pension Benefit Costs	$70	$101
Other Benefits(*)
Service cost	$7	$7
Interest cost	24	25
Amortization of prior service costs (credits)	(6)	(6)
Amortization of actuarial losses (gains)	(3)	(4)
Net Periodic Other Benefit Costs	$22	$22
(*) Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through March 31, 2026, a total of $251 million was contributed to employee pension plans (including $224 million to the U.S. plans). Contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements, and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first three months of 2026, the company contributed $44 million to its OPEB plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9. Assets Held For Sale
At March 31, 2026, the company classified $18 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with downstream operations that are anticipated to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2025 and the first three months of 2026 were not material.
Note 10. Income Taxes
The income tax expense decreased $418 million between quarterly periods from $2.1 billion in 2025 to $1.7 billion in 2026. The company’s income before income tax expense decreased $1.6 billion from $5.6 billion in 2025 to $3.9 billion in 2026, primarily due to lower upstream realizations and downstream margins, mainly resulting from unfavorable timing effects, higher depreciation, depletion and amortization, and higher operating expenses, partially offset by higher upstream sales volumes. The company’s effective tax rate increased between quarterly periods from 37 percent in 2025 to 42 percent in 2026. The change in effective tax rate was primarily due to mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions, partially offset by current period favorable tax items.
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
1The cases are: City of Annapolis v. BP P.L.C., et al., No. C-02-CV-21-000250 (Md. Cir. Ct.) (dismissed on the merits; dismissal affirmed by the Supreme Court of Maryland); Anne Arundel County v. BP P.L.C., et al., No. C-02-CV-21-000565 (Md. Cir. Ct.) (dismissed on the merits; dismissal affirmed by the Supreme Court of Maryland); Mayor and City Council of Baltimore v. BP P.L.C., et al., No. 24-C-18-004219 (Md. Cir. Ct.) (dismissed on the merits; dismissal affirmed by the Supreme Court of Maryland); Municipality of Bayamon et al. v. Exxon Mobil Corp., et al., No. 22-cv-1550 (D.P.R.) (dismissed on the merits; Plaintiffs’ appeal pending); People ex rel. Bonta v. Exxon Mobil Corp., et al., No. CGC-23-609134 (Cal. Super. Ct.); Bucks County v. BP P.L.C., et al., No. 2024-01836 (Pa. Ct. Com. Pl.) (dismissed on the merits; Plaintiff’s appeal pending); City of Charleston v. Brabham Oil Co., et al., No. 2020-CP-10-3975 (S.C. Ct. of Com. Pl.) (dismissed on the merits and for lack of personal jurisdiction); City of Chicago v. BP P.L.C., et al., No. 2024CH01024 (Ill. Cir. Ct.); District of Columbia v. Exxon Mobil Corp., et al., No. 2020-CA-002892-B (D.C. Super. Ct.); Delaware ex rel. Jennings v. BP America Inc., et al., C.A. No. N20C-09-097 (Del. Super. Ct.) (dismissed on the merits in substantial part); State of Hawaii v. BP P.L.C., et al., 1CCV-25-0000717 (Haw. Cir. Ct.); City of Hoboken v. Exxon Mobil Corp., et al., No. HUD-L-003179-20 (N.J. Super. Ct.); City and County of Honolulu, et al. v. Sunoco LP, et al., No. 1CCV-20-0000380 (Haw. Cir. Ct.); City of Imperial Beach v. Chevron Corp., et al., No. C17-01227 (Cal. Super. Ct.); King County v. BP P.L.C., et al., No. 18-2-11859-0 (Wash. Super. Ct.) (voluntarily dismissed); Maine v. BP P.L.C. et al., No. PORSC-CV-24-442 (Me. Super. Ct.); Makah Indian Tribe v. Exxon Mobil Corp., et al., No. 23-25216-1-SEA (Wash. Super. Ct.); County of Marin v. Chevron Corp., et al., No. 17-cv-02586 (Cal. Super. Ct.); County of Maui v. Sunoco LP, et al., No. 2CCV-20-0000283 (Haw. Cir. Ct.); The People of the State of Michigan v. BP p.l.c., et.al., Civ. No. 26-cv-00254 (W.D. Mich.); County of Multnomah v. Exxon Mobil Corp., et al., No. 23-cv-25164 (Or. Cir. Ct.); City of New York v. Chevron Corp., et al., No. 18-cv-00182 (S.D.N.Y.) (dismissed on the merits; dismissal affirmed by the U.S. Court of Appeals for the Second Circuit); City of Oakland v. BP P.L.C., et al., No. RG17875889 (Cal. Super. Ct.); Pacific Coast Federation of Fishermen’s Associations, Inc. v. Chevron Corp., et al., No. CGC-18-571285 (Cal. Super. Ct.) (voluntarily dismissed); Platkin, et al. v. Exxon Mobil Corp., et al., No. MER-L-001797-22 (N.J. Super. Ct.) (dismissed on the merits; Plaintiffs’ appeal pending); Estado Libre Asociado de Puerto Rico [Commonwealth of Puerto Rico] v. Exxon Mobil Corp., et al., No. SJ2024CV06512 (Tribunal de Primera Instancia, Estado Libre Asociado de P.R.) [P.R. Ct. of First Instance, Commonwealth of P.R.] (voluntarily dismissed); State of Rhode Island v. Chevron Corp., et al., C.A. No. PC-2018-4716 (R.I. Super. Ct.); City of Richmond v. Chevron Corp., et al., No. C18-00055 (Cal. Super. Ct.); City of San Francisco v. BP P.L.C., et al., No. CGC-17-561370 (Cal. Super. Ct.); Municipality of San Juan, Puerto Rico v. Exxon Mobil Corp., et al., No. 23-cv-01608 (D.P.R.) (dismissed on the merits; Plaintiff’s appeal pending); County of San Mateo v. Chevron Corp., et al., No. 17-CIV-03222 (Cal. Super. Ct.); City of Santa Cruz v. Chevron Corp., et al., No. 17-CV-03243 (Cal. Super. Ct.); County of Santa Cruz v. Chevron Corp., et al., No. 17-CV-03242 (Cal. Super. Ct.); Shoalwater Bay Indian Tribe v. Exxon Mobil Corp., et al., No. 23-2-25215-2-SEA (Wash. Super. Ct.).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Louisiana
Seven coastal parishes and the State of Louisiana have filed lawsuits in Louisiana against numerous oil and gas companies seeking remediation damages for coastal erosion in or near oil fields located within Louisiana’s coastal zone under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA). Chevron entities are defendants in 35 of these cases.2 The lawsuits allege that the defendants’ historical operations were conducted without necessary permits or failed to comply with permits obtained and seek remediation damages and other relief, including the costs of restoring coastal wetlands allegedly impacted by oil field operations. Further such proceedings may be brought by other parties. Most of these cases have been remanded to Louisiana state court. In April 2025, a jury in a Louisiana state court awarded Plaquemines Parish $744.6 million in a trial against Chevron entities (i.e., Plaquemines Parish v. Rozel Operating Co., et al. (“Rozel”)). The state court judge continued a hearing on Plaquemines Parish’s motion for entry of judgment on the Rozel trial verdict and stayed that case pending a decision by the United States Supreme Court on whether certain cases belong in federal, rather than state, court. In April 2026, the U.S. Supreme Court held that the Plaquemines Parish coastal erosion lawsuit was related to actions taken under federal direction for purposes of the federal-officer removal statute and remanded the matter for further proceedings. The Louisiana state-court verdict previously entered against the company in Rozel remains subject to further judicial proceedings regarding the effect of the Supreme Court’s ruling, including potential vacatur and further litigation in federal court.
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
2 The cases are: Cameron Parish v. Alpine Exploration Companies, Inc., et al., No. 10-19580 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. Apache Corporation (of Delaware), et al., No. 10-19579 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. Ballard Exploration Company, Inc., et al., No. 10-19574 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. Bay Coquille, Inc., et al., No. 10-19581 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. BEPCO, LP, et al., No. 10-19572 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. BP America Production Company, et al., No. 10-19576 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. Brammer Engineering, Inc., et al., No. 10-19573 (38th Jud. Dist. Ct., Cameron Par.); Jefferson Parish v. Anadarko E&P Onshore LLC, et al., No. 732-772 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. Atlantic Richfield Company, et al., No. 732-768 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. Canlan Oil Company, et al., No. 732-771 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. Chevron U.S.A. Holdings, Inc., et al., No. 732-769 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. Destin Operating Company, Inc., et al., No. 732-770 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. Equitable Petroleum Corporation, et al., No. 732-775 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. ExxonMobil Corporation, et al., No. 732-774 (24th Jud. Dist. Ct., Jefferson Par.); Plaquemines Parish v. Apache Oil Corporation, et al., No. 61-000 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Campbell Energy Corporation, et al., No. 61-001 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. ConocoPhillips Co., et al., No. 60-982 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Devon Energy Production Company, L.P., et al., No. 60-995 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Equitable Petroleum Corporation, et al., No. 60-986 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Exchange Oil & Gas Corp., et al., No. 60-984 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Goodrich Petroleum Company, L.L.C., et al., No. 60-994 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Great Southern Oil & Gas Company, Inc., et al., No. 60-998 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Helis Oil & Gas Company, et al., No. 60-990 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. HHE Energy Co., et al., No. 60-983 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Hilcorp Energy Company, et al., No. 60-999 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. June Energy, et al., No. 60-987 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Linder Oil Company, et al., No. 60-988 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. LLOG Exploration & Production Co., et al., No. 60-985 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Northcoast Oil Company, et al., No. 60-992 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Palm Energy Offshore, L.L.C., et al., No. 60-997 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Riverwood Production Company, et al., No. 60-989 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Rozel Operating Co., et al., No. 60-996 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. TotalPetrochemicals & Refining USA, Inc., et al., No. 61-002 (25th Jud. Dist. Ct., Plaquemines Par.); St. Bernard Parish v. Atlantic Richfield, et al., No. 16-1228 (34th Jud. Dist. Ct. St., Bernard Par.); Stutes v. Gulfport Energy Corporation, et al., No. 102,146 (15th Jud. Dist. Ct., Vermilion Par.).

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
Decommissioning Obligations for Previously Divested Assets Some assets are divested along with their related liabilities, such as decommissioning obligations. In certain instances, such transferred obligations have returned and may continue to return to the company. To the extent the current owners of the company’s previously divested assets default on their decommissioning obligations, regulators may require that Chevron assume such obligations. The nature and amount of the loss is disclosed when it is reasonably possible that the loss could be material. The company accrues a liability when management determines the obligation to be both probable and reasonably estimable. The company could have additional significant obligations revert, primarily in the United States, but is not currently aware of any such obligations that are reasonably possible to be material. The liability balance at March 31, 2026 is $2.1 billion.
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
The fair value hierarchy for assets and liabilities measured at fair value at March 31, 2026, and December 31, 2025, is shown in the table below. Refer to Note 14. Financial and Derivative Instruments for the gross amounts of derivative assets and liabilities, most of which are classified as Level 1.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At March 31, 2026				At December 31, 2025
	(Millions of dollars)
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivatives - not designated	$24	$24	$—	$—	$254	$228	$26	$—
Derivatives - designated	—	—	—	—	10	10	—	—
Total Assets at Fair Value	$24	$24	$—	$—	$264	$238	$26	$—
Derivatives - not designated	49	49	—	—	68	15	53	—
Derivatives - designated	—	—	—	—	—	—	—	—
Total Liabilities at Fair Value	$49	$49	$—	$—	$68	$15	$53	$—
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
Assets and liabilities carried at fair value at March 31, 2026, and December 31, 2025, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $5.3 billion and $6.3 billion at March 31, 2026, and December 31, 2025, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at March 31, 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Cash had a carrying/fair value of $1.0 billion at both March 31, 2026, and December 31, 2025. At March 31, 2026, restricted cash is classified as Level 1 and includes restricted funds mainly related to certain upstream decommissioning activities and financing programs that are reported in “Prepaid expenses and other current assets” and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt excluding amounts reclassified from short-term debt and finance lease obligations had a net carrying value of $27.0 billion and $28.5 billion at March 31, 2026, and December 31, 2025, respectively. Long-term debt primarily includes corporate-issued bonds. The fair value of these obligations was $26.8 billion and $28.6 billion at March 31, 2026, and December 31, 2025, respectively. At March 31, 2026, the fair value of these obligations classified as Level 1 was $22.6 billion and Level 2 was $4.2 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at March 31, 2026, and December 31, 2025, were not material.
Properties, plant and equipment The company did not have any individually material impairments of long- lived assets measured at fair value on a nonrecurring basis to report in first quarter 2026.
Investments and advances The company did not have any individually material impairments of investments and advances measured at fair value on a nonrecurring basis to report in first quarter 2026.
Note 14. Financial and Derivative Instruments
The company primarily uses commodity derivative instruments to manage commodity price risk related to physical hydrocarbon shipments. The company’s commodity derivative instruments principally include crude oil, natural gas, liquefied natural gas and refined product futures, swaps, options and forward contracts.
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
Although, historically, the company’s derivative instruments have not been material to its consolidated financial position, results of operations or liquidity, heightened volatility in commodity prices associated with the ongoing conflict in the Middle East resulted in significant mark-to-market earnings losses and margin-related cash outflows. The company actively manages market and liquidity risks and has sufficient liquidity to meet collateral requirements, which are generally short-term in nature.
Additionally, the company applies cash flow hedge accounting on a limited basis to derivative commodity transactions used to manage the market price risk associated with certain forecasted sales of crude oil. The company performs regression analysis periodically to help ensure that the month-over-month changes in the specified component in the physical sales contracts are highly correlated with changes in the index futures prices.
Derivative instruments measured at fair value at March 31, 2026, and December 31, 2025, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives
Type of		At March 31, 2026	At December 31, 2025
Contract	Balance Sheet Classification	(Millions of dollars)
Commodity	Accounts and notes receivable, net	$1	$191
Commodity	Long-term receivables, net	23	73
Total Assets at Fair Value		$24	$264
Commodity	Accounts payable	$44	$60
Commodity	Deferred credits and other noncurrent obligations	5	8
Total Liabilities at Fair Value		$49	$68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated Statement of Income: The Effect of Derivatives
		Gain / (Loss) Three Months Ended March 31
Type of		2026	2025
Contract	Statement of Income Classification	(Millions of dollars)
Commodity	Sales and other operating revenues	$(2,967)	$(144)
Commodity	Purchased crude oil and products	(144)	(44)
Commodity	Other income (loss)	(1)	(6)
Total		$(3,112)	$(194)

The amount reclassified from AOCL to “Sales and other operating revenues” from designated hedges for the first quarter of 2026 was a gain of $10 million compared with a loss of $17 million in the same period of the prior year. At March 31, 2026, before-tax deferred losses in AOCL related to outstanding crude oil price hedging contracts were $153 million, of which all is expected to be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.
The following table represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at March 31, 2026, and December 31, 2025.

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount

At March 31, 2026	(Millions of dollars)
Derivative Assets - not designated	$697	$673	$24	$—	$24
Derivative Assets - designated	$—	$—	$—	$—	$—
Derivative Liabilities - not designated	$722	$673	$49	$—	$49
Derivative Liabilities - designated	$—	$—	$—	$—	$—
At December 31, 2025
Derivative Assets - not designated	$2,525	$2,271	$254	$1	$253
Derivative Assets - designated	$11	$1	$10	$—	$10
Derivative Liabilities - not designated	$2,339	$2,271	$68	$3	$65
Derivative Liabilities - designated	$1	$1	$—	$—	$—
Derivative assets and liabilities are classified on the Consolidated Balance Sheet as “Accounts and notes receivable”, “Long-term receivables”, “Accounts payable”, and “Deferred credits and other noncurrent obligations”. Gross Amounts Not Offset in the table above represent derivative mark-to-market positions that do not meet all the conditions for “a right of offset.”
At March 31, 2026, the company had $870 million of margin calls under master netting arrangements not offset against the derivatives on the Consolidated Balance Sheet, primarily related to initial margin requirements. The respective balance at December 31, 2025, was approximately zero.
The company’s net short position in outstanding commodity derivative contracts was approximately 40 million and 29 million barrels of oil-equivalent at March 31, 2026, and December 31, 2025, respectively, primarily to manage certain price risks related to physical shipments of crude oil and refined products.
Note 15. Revenue
“Sales and other operating revenues” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $17.8 billion and $12.3 billion at March 31, 2026, and December 31, 2025, respectively. Other items included in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

“Accounts and notes receivable” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements, and product exchanges, which are accounted for outside the scope of Accounting Standard Codification (ASC) 606.
Note 16. Financial Instruments - Credit Losses
Chevron’s expected credit loss allowance balance was $391 million and $392 million at March 31, 2026, and December 31, 2025, respectively, with a majority of the allowance relating to non-trade receivable balances.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $22.2 billion at March 31, 2026, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring prepayments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days.
Chevron’s non-trade receivable balance was $4.5 billion at March 31, 2026, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid per contract terms or are not yet due are subject to the statistical analysis described above, while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk. Loans to equity affiliates and non-equity investees are also considered non-trade and associated allowance of $83 million at March 31, 2026 and December 31, 2025, are included within “Investments and advances” on the Consolidated Balance Sheet.
Note 17. Restructuring and Reorganization Costs
The following table summarizes the accrued severance liability on the Consolidated Balance Sheet, which is expected to be substantially settled by the end of 2026.

Amounts Before Tax
(Millions of dollars)
Balance at January 1, 2026	$683
Accruals/Adjustments	(88)
Payments	(156)
Balance at March 31, 2026	$439

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2026 Compared with First Quarter 2025
Key Financial Results

Earnings by Business Segment
	Three Months Ended March 31
	2026	2025
	(Millions of dollars)
Upstream
United States	$2,112	$1,858
International	1,797	1,900
Total Upstream	3,909	3,758
Downstream
United States	196	103
International	(1,013)	222
Total Downstream	(817)	325
Total Segment Earnings	3,092	4,083
All Other	(882)	(583)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$2,210	$3,500

(1) Includes foreign currency effects.	$(223)	$(138)
(2) Income (loss) net of tax; also referred to as “earnings” in the discussions that follow.

Net income attributable to Chevron Corporation for first quarter 2026 was $2.2 billion ($1.11 per share — diluted), compared with $3.5 billion ($2.00 per share — diluted) in first quarter 2025.
Upstream earnings in first quarter 2026 were $3.9 billion compared with $3.8 billion in the corresponding 2025 period. The increase was mainly due to increased sales volumes partly offset by lower realizations resulting from unfavorable timing effects and higher depreciation, depletion and amortization.
Downstream net income in first quarter 2026 was a loss of $817 million compared with earnings of $325 million in the corresponding 2025 period. The decrease was mainly due to lower margins on refined product sales, including unfavorable timing effects and higher operating expenses mainly from higher transportation costs.
Refer to “Results of Operations” for additional discussion of results by business segment and “All Other” activities for first quarter of 2026 versus the same period in 2025.

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
Some governments, companies, communities and other stakeholders are supporting efforts to address climate change. International initiatives and national, regional and state legislation and regulations that aim to directly or indirectly reduce GHG emissions are in various stages of design, adoption and implementation. These policies and programs can change the amount of energy consumed, the rate of energy-demand growth, the energy mix and the relative economics of one fuel versus another. Implementation of jurisdiction-specific policies and programs can be dependent on, and can affect the pace of, technological advancements; the granting of necessary permits by governing authorities; the availability and acceptability of cost-effective, verifiable carbon credits; the availability of suppliers that can meet sustainability-related standards; evolving regulatory requirements affecting ESG standards or disclosures; and evolving standards and regulations for tracking, reporting, disclosing, marketing and advertising relating to emissions and emissions reductions and removals.
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
Chevron’s previously disclosed GHG intensity targets through 2028 can be found on pages 36 through 37 of the company’s 2025 Annual Report on Form 10-K.
Chevron regularly evaluates its aspirations, targets and goals. The company has changed and/or eliminated some of these aspirations, targets and goals and may continue to do so in the future for various reasons, including market conditions; its strategy or portfolio; and financial, operational, policy, reputational, legal and other factors. The company’s ability to achieve any aspiration, target or goal is subject to numerous risks and contingencies, many of which are outside of Chevron’s control and persist. Examples of such risks and contingencies include: (1) sufficient and substantial advances in technology, including progress of commercially viable technologies and low- or non-carbon-based energy sources; (2) laws, governmental regulation, policies, and other enabling actions, including those regarding subsidies, tax and other incentives as well as the granting of necessary permits by governing authorities; (3) successful generation, acquisition, retirement and accounting of cost-effective, verifiable carbon offsets from nature-based solutions or carbon capture and storage; (4) the availability of suppliers that can meet sustainability-related standards; (5) evolving regulatory requirements affecting ESG standards or disclosures; (6) evolving standards for tracking and reporting on emissions and emission reductions and removals; (7) customers’ and consumers’ preferences and use of the company’s products or substitute products; and (8) actions taken by the company’s competitors. Please refer to the risk factors regarding the company’s strategy, aspirations, targets, and disclosures related to environmental, social, and governance matters included on pages 25 through 27 of the company’s 2025 Annual Report on Form 10-K.
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
Supply Chain and Inflation Impacts The company actively manages contracting, procurement and supply chain activities to help ensure operational reliability and effective management of third party costs. Third party costs for capital and operating expenses may be subject to external factors beyond the company’s control including, but not limited to: geopolitical events, severe weather, civil unrest, delays in construction, global and local supply chain distribution issues, inflation, tariffs or other taxes imposed on goods or services, and market-based prices charged by the industry’s material and service providers. Chevron utilizes contracts with various pricing mechanisms, which may result in a lag before the company’s costs reflect changes in market trends.
Trends in the costs of goods and services vary by spend category. Lead times for key capital equipment remain extended due to strong demand and ongoing geopolitical events. The offshore market remains competitive for vessels and subsea equipment. In the United States, cost pressures for onshore drilling and completion equipment are leveling out relative to other services. The company addresses cost and supply assurance by partnering with suppliers on demand planning, volume commitments, standardization and scope optimization. The company continues to use a range of appropriately structured contracting and commercial terms, including fixed, indexed and performance-based contracts.
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
In July 2025, the company completed its acquisition of Hess Corporation (Hess). Refer to Note 18. Acquisition of Hess Corporation for additional information.

Timing Effects The company uses financial derivatives as economic hedges to manage certain price risks related to physical hydrocarbon shipments. At the end of the quarter, as per the ASC 815 requirement, these derivatives are marked-to-market and reflected in current period earnings; however, earnings impacts on the associated physical shipments are not recognized until delivery is completed. This creates a timing difference in earnings recognition that is expected to unwind in future periods. In addition, the company’s use of LIFO accounting can result in non-cash earnings effects. Together, these are referred to as timing effects. In a rising commodity price environment, timing effects are generally negative and in a declining commodity price environment, timing effects are generally positive. In first quarter 2026, earnings were adversely affected by $2.9 billion due to timing effects related to higher commodity prices in March 2026; however, these impacts are expected to unwind in future periods.
Other Impacts The company closely monitors developments in the financial and credit markets, the level of worldwide economic activity, and the implications for the company of movements in prices for crude oil, natural gas and natural gas liquids (NGLs). Management takes these developments into account in the conduct of daily operations and for business planning.
The company has announced plans to achieve $3-4 billion in structural cost reductions by the end of 2026. These cost savings are expected to largely come from optimizing the portfolio, leveraging technology to enhance productivity, and changing how and where work is performed, including expanded use of global capability centers.
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
Chevron has interests in Venezuelan assets operated by independent affiliates. Chevron has been conducting limited activities in Venezuela consistent with authorizations issued by the United States government. The financial results for Chevron’s business in Venezuela have been recorded as non-equity investments since 2020, where income is only recognized when cash is received, and production and reserves are not included in the company’s results. Following the issuance of a general license and other authorizations, crude oil liftings in Venezuela restarted in 2023. Chevron maintained its presence in Venezuela consistent with the U.S. government sanctions policy, and pursuant to this policy, continued delivering limited crude oil to the U.S. from these affiliates through January 2026. Based on recently revised authorizations that align with current U.S. sanctions policy for Venezuela, Chevron expects to continue delivery of crude oil produced from its Venezuelan assets to the U.S. and to the international market. Current geopolitical developments relating to Venezuela could have an impact on the company’s operations in Venezuela and, as a result, impact the company’s future results of operations.
Chevron maintains an equity interest in the Caspian Pipeline Consortium (CPC) that provides a primary export route for Tengiz field production in Kazakhstan. An adverse event or incident affecting CPC operations, which CPC has experienced from time to time, such as recent drone attacks on CPC and third-party infrastructure, could have a negative impact on the Tengiz field and the company’s future results of operations and financial position. The financial impacts of such risks remain uncertain.

Governments (including Russia) have imposed and may impose additional sanctions and other trade laws, restrictions and regulations that could lead to disruption in our ability to produce, transport and/or export crude in the region around Russia.
Recent geopolitical conditions in the Middle East have impacted, and are expected to continue to impact, the company’s business. Chevron has exposure to the Middle East through its upstream, downstream, chemicals and trading businesses, as well as through logistics activities, with operations in Israel, the Partitioned Zone between Saudi Arabia and Kuwait, and the surrounding region. In Israel, operations at the Leviathan field were temporarily curtailed in March 2026 pursuant to Israeli government direction amid regional hostilities, and subsequently resumed as of April 2, 2026. The conflict has also resulted in production curtailments in the Partitioned Zone between Saudi Arabia and Kuwait and from CPChem assets in Saudi Arabia and Qatar, increased uncertainty in crude supply flows to Asian refining markets, and increased risks associated with lifting and transporting physical cargoes. While the company’s physical operations have not been materially impacted to date, the situation throughout the region remains volatile with the potential for continued escalation, which could result in additional operational restrictions, supply disruptions, and logistics challenges.
In addition, the ongoing conflict in the Middle East has increased potential physical and other risks to the company’s operations and assets. The company also faces growing threats from sophisticated cyberattacks that leverage artificial intelligence and similar tools. The company continues to actively monitor regional developments and maintain contingency plans for its operations, supply chains, and logistics activities. Any further impacts on the company’s results of operations and financial condition remain uncertain.

Sources: Platts (crude) & Energy Intelligence (natural gas)

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $81 per barrel for the first three months of 2026, compared with $76 per barrel during the first three months of 2025, and ended April at about $123 per barrel. For every dollar change in Brent crude oil prices, the company’s annual after-tax earnings and cash flow sensitivity is approximately $600 million. The WTI price averaged $73 per barrel for the first three months of 2026, compared to $71 per barrel in the first three months of 2025, and ended April at about $105 per barrel. Crude oil prices increased during the first quarter of 2026, with prices rising more significantly late in the quarter due to the ongoing conflict in the Middle East which resulted in the tightening of global supply.
The U.S. Henry Hub natural gas price averaged $4.61 per thousand cubic feet (MCF) for the first three months of 2026, compared with $4.25 per MCF during the first three months of 2025, and ended April at about $2.60 per MCF. Henry Hub natural gas prices were briefly elevated early in the first quarter of 2026 due to weather impacts but otherwise remained near $3 per MCF, reflecting ample domestic supply conditions and constrained U.S. liquefaction capacity amid tighter global liquefied natural gas (LNG) markets.
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
See page 35 for the company’s U.S. and international average realizations for the first three months of 2026 and the same period last year.
Production The company’s worldwide net oil-equivalent production in the first three months of 2026 averaged 3.86 million barrels per day, up 15 percent from a year ago due to the acquisition of Hess and growth in the Permian Basin and the Gulf of America, partially offset by lower production at TCO. About 15 percent of the company’s net oil-equivalent production in the first three months of 2026 occurred in the OPEC+ member countries of Equatorial Guinea, Kazakhstan, Malaysia, Nigeria, and the Partitioned Zone between Saudi Arabia and Kuwait.
Refer to the “Results of Operations” section on page 31 for additional discussion of the company’s upstream business.
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
Refer to the “Results of Operations” section on page 32 for additional discussion of the company’s downstream operations.
All Other consists of worldwide cash management and debt financing activities, corporate administrative functions, insurance operations, real estate activities, and technology companies.
Refer to “Cautionary Statements Relevant to Forward-Looking Information” on page 2 and to “Risk Factors” on pages 21 through 27 of the company’s 2025 Annual Report on Form 10-K for a discussion of some of the inherent risks that could materially impact the company’s results of operations or financial condition.
Noteworthy Developments
Certain noteworthy developments in recent months included the following:
•Equatorial Guinea - Reached a final investment decision on the Aseng gas project, advancing the country’s efforts to expand its role in global gas markets.
•Greece - Awarded four offshore exploration leases, further expanding the company’s position in the Eastern Mediterranean region.

•Israel - Expansions at Tamar and Leviathan achieved start-up, adding production capacity to support growing demand and regional energy security.
•Libya - Entered as a winning bidder in the Sirte Basin, expanding the company’s exploration portfolio with high-quality acreage and high-impact prospects.
•United States - Entered into an exclusivity agreement with Microsoft and Engine No. 1 related to the negotiation of a proposed power generation and electricity offtake arrangement to support the power project under development in West Texas.
•United States - Discovered oil at the Bandit prospect in Green Canyon Block 680 in the Gulf of America through a non-operated joint venture.
•Uruguay - Farmed into the OFF-7 block, building depth in the exploration portfolio.
•Venezuela - Announced an agreement to expand Chevron’s heavy oil interest in the Petroindependencia, S.A. joint venture and include rights to develop the adjacent Ayacucho 8 area at the Petropiar, S.A. joint venture in the Orinoco Oil Belt.

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
Upstream

		Three Months Ended March 31
	Unit *	2026	2025
U.S. Upstream
Earnings	$MM	$2,112	$1,858
Net Oil-Equivalent Production	MBOED	2,024	1,636
Liquids Production	MBD	1,461	1,159
Natural Gas Production	MMCFD	3,380	2,859
Liquids Realization	$/BBL	$51.94	$55.26
Natural Gas Realization	$/MCF	$2.48	$2.50
* MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.
Three Month Periods Ended March 31, 2026 and 2025
U.S. upstream earnings increased by $254 million primarily due to increased sales volumes of $1.2 billion, partly offset by higher depreciation, depletion and amortization of $520 million, higher operating expenses of $260 million, and lower liquids realizations of $160 million.
Net oil-equivalent production was up 388,000 barrels per day, or 24 percent. The increase was primarily due to the acquisition of Hess and higher production in the Gulf of America following project start‑ups, and growth in the Permian Basin.

		Three Months Ended March 31
	Unit (2)	2026	2025
International Upstream
Earnings (1)	$MM	$1,797	$1,900
Net Oil-Equivalent Production	MBOED	1,834	1,717
Liquids Production	MBD	974	822
Natural Gas Production	MMCFD	5,161	5,371
Liquids Realization	$/BBL	$77.50	$67.69
Natural Gas Realization	$/MCF	$6.99	$7.12
(1) Includes foreign currency effects	$MM	$(233)	$(136)
(2) MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.
Three Month Periods Ended March 31, 2026 and 2025
International upstream earnings decreased by $103 million primarily due to unfavorable timing effects of $1.1 billion, higher depreciation, depletion and amortization of $410 million, and unfavorable foreign currency effects of $97 million that were partly offset by higher sales volumes of $1.4 billion.
Net oil-equivalent production was up 117,000 barrels per day, or 7 percent. The increase was primarily due to the acquisition of Hess, partly offset by lower production at TCO.

Downstream

		Three Months Ended March 31
	Unit *	2026	2025
U.S. Downstream
Earnings	$MM	$196	$103
Refinery Crude Unit Inputs	MBD	1,054	1,018
Refined Product Sales	MBD	1,265	1,293
* MBD — thousands of barrels per day.
Three Month Periods Ended March 31, 2026 and 2025
U.S. downstream earnings increased by $93 million primarily due to higher margins on refined product sales of $330 million, partly offset by a higher litigation reserve of $190 million.
Refinery crude unit inputs were up 36,000 barrels per day, or 4 percent, primarily due to the continued ramp-up of the Light Tight Oil project at the Pasadena, Texas refinery.
Refined product sales were down 28,000 barrels per day, or 2 percent, compared to the year-ago period.

		Three Months Ended March 31
	Unit (2)	2026	2025
International Downstream
Earnings (1)	$MM	$(1,013)	$222
Refinery Crude Unit Inputs	MBD	616	618
Refined Product Sales	MBD	1,493	1,398
(1) Includes foreign currency effects	$MM	$8	$3
(2) MBD — thousands of barrels per day.
Three Month Periods Ended March 31, 2026 and 2025
International downstream earnings decreased by $1.2 billion primarily due to lower margins on refined product sales of $1.1 billion, including unfavorable timing effects, and higher operating expenses of $140 million, mainly from higher transportation costs.
Refinery crude unit inputs were flat relative to the year-ago period.
Refined product sales were up 95,000 barrels per day, or 7 percent, from the year-ago period due to higher demand for gasoline.
All Other

		Three Months Ended March 31
	Unit	2026	2025
All Other
Earnings/(Charges)*	$MM	$(882)	$(583)

* Includes foreign currency effects		$2	$(5)
Three Month Periods Ended March 31, 2026 and 2025
Net charges increased by $299 million primarily due to the absence of prior-year favorable fair value adjustment on Hess shares and higher interest expense.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended March 31
	2026	2025
	(Millions of dollars)
Sales and other operating revenues	$47,556	$46,101
Sales and other operating revenues for first quarter 2026 increased mainly due to higher refined product prices, partially offset by the impact of mark-to-market losses on commodity derivative instruments.

	Three Months Ended March 31
	2026	2025
	(Millions of dollars)
Income from equity affiliates	$745	$820
Income from equity affiliates in first quarter 2026 decreased mainly due to lower upstream-related earnings from TCO in Kazakhstan and Angola LNG.

	Three Months Ended March 31
	2026	2025
	(Millions of dollars)
Other income (loss)	$306	$689
Other income for first quarter 2026 decreased primarily due to the absence of a favorable fair value adjustment for the investment in Hess common stock.

	Three Months Ended March 31
	2026	2025
	(Millions of dollars)
Purchased crude oil and products	$28,265	$28,610
Purchased crude oil and products in first quarter 2026 were flat relatively to the year-ago period.

	Three Months Ended March 31
	2026	2025
	(Millions of dollars)
Operating, selling, general and administrative expenses	$8,742	$7,629
Operating, selling, general and administrative expenses for first quarter 2026 increased primarily due to the acquisition of Hess, higher transportation expense and downstream turnaround and repair expenses, partially offset by lower employee expenses.

	Three Months Ended March 31
	2026	2025
	(Millions of dollars)
Exploration expenses	$205	$187
Exploration expenses for first quarter 2026 increased primarily due to higher geological and geophysical engineering costs, partially offset by lower dry hole expenses.

	Three Months Ended March 31
	2026	2025
	(Millions of dollars)
Depreciation, depletion and amortization	$5,808	$4,123
Depreciation, depletion and amortization expenses for first quarter 2026 increased primarily due to higher production and higher rates.

	Three Months Ended March 31
	2026	2025
	(Millions of dollars)
Taxes other than on income	$1,314	$1,255
Taxes other than on income for first quarter 2026 increased primarily due to higher property and other taxes in upstream, partially offset by lower excise taxes related to downstream activities.

	Three Months Ended March 31
	2026	2025
	(Millions of dollars)
Interest and debt expense	$345	$212
Interest and debt expense for first quarter 2026 increased mainly due to a higher debt balance compared to last year, including the debt assumed from the Hess acquisition.

	Three Months Ended March 31
	2026	2025
	(Millions of dollars)
Other components of net periodic benefit costs	$(18)	$11
Other components of net periodic benefit costs for first quarter 2026 were lower mainly due to higher expected return on plan assets, partially offset by higher interest cost.

	Three Months Ended March 31
	2026	2025
	(Millions of dollars)
Income tax expense/(benefit)	$1,653	$2,071
The company’s decrease in income tax expense for first quarter 2026 of $418 million was primarily due to the decrease in total income before tax of $1.6 billion.
U.S. income before tax remained consistent at $1.9 billion in first quarter 2025 and 2026. This was driven by higher upstream sales volumes and higher downstream margins being offset by higher depreciation, depletion and amortization, lower upstream realizations and higher operating expenses primarily driven by a legal reserve. The company’s U.S. income tax decreased $40 million between year-over-year periods, from $501 million in 2025 to $461 million in 2026.
International income before tax decreased from $3.7 billion in first quarter 2025 to $2.1 billion in first quarter 2026. This $1.7 billion decrease in income was primarily driven by lower upstream realizations and downstream margins including unfavorable timing effects, partially offset by higher upstream sales volumes. The company’s international income tax expense decreased $378 million between year-over-year periods, from $1.6 billion in 2025 to $1.2 billion in 2026, primarily due to the decrease in income partially offset by mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
Additional information related to the company’s effective income tax rate is included in Note 10 Income Taxes to the Consolidated Financial Statements.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
		Three Months Ended March 31
	Unit	2026	2025
U.S. Upstream
Net crude oil and natural gas liquids production	MBD	1,461	1,159
Net natural gas production(3)	MMCFD	3,380	2,859
Net oil-equivalent production	MBOED	2,024	1,636
Sales of natural gas	MMCFD	6,078	5,416
Sales of natural gas liquids	MBD	571	508
Revenue from net production
Crude	$/BBL	$68.83	$69.77
NGLs	$/BBL	$18.19	$23.31
Liquids (weighted average of Crude and NGLs)	$/BBL	$51.94	$55.26
Natural gas	$/MCF	$2.48	$2.50
International Upstream
Net crude oil and natural gas liquids production	MBD	974	822
Net natural gas production(3)	MMCFD	5,161	5,371
Net oil-equivalent production	MBOED	1,834	1,717
Sales of natural gas	MMCFD	5,405	5,377
Sales of natural gas liquids	MBD	130	135
Revenue from liftings
Crude	$/BBL	$80.12	$69.81
NGLs	$/BBL	$25.16	$25.42
Liquids (weighted average of Crude and NGLs)	$/BBL	$77.50	$67.69
Natural gas	$/MCF	$6.99	$7.12
U.S. and International Upstream
Total net oil-equivalent production	MBOED	3,858	3,353
U.S. Downstream
Gasoline sales(4)	MBD	637	676
Other refined product sales	MBD	628	617
Total refined product sales	MBD	1,265	1,293
Sales of natural gas	MMCFD	31	35
Sales of natural gas liquids	MBD	25	19
Refinery crude unit inputs	MBD	1,054	1,018
International Downstream
Gasoline sales(4)	MBD	291	356
Other refined product sales	MBD	798	689
Share of affiliate sales	MBD	404	353
Total refined product sales	MBD	1,493	1,398
Sales of natural gas	MMCFD	—	4
Sales of natural gas liquids	MBD	111	123
Refinery crude unit inputs	MBD	616	618
(1) Includes company share of equity affiliates.
(2)  MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOED — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFD):
United States		69	50
International		563	573
(4) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $5.3 billion at March 31, 2026, and $6.3 billion at year-end 2025. The company holds its cash with a diverse group of major financial institutions and has processes and safeguards in place to manage its cash balances and mitigate the risk of loss. Cash provided by operating activities in the first three months of 2026 was $2.5 billion, compared with $5.2 billion in the year-ago period, primarily reflecting higher working capital outflows. Capital expenditures totaled $4.1 billion in the first three months of 2026, in line with the year-ago period. Proceeds and deposits related to asset sales and returns of investment totaled $72 million in the first three months of 2026, compared to $600 million in the year-ago period. Net repayment (borrowing) of loans by equity affiliates included a net inflow of $979 million in the first three months of 2026 mainly due to a loan repayment from TCO, compared with an outflow of $66 million in the year-ago period.
Dividends The company paid dividends of $3.5 billion to common stockholders during the first three months of 2026. In April 2026, the company declared a quarterly dividend of $1.78 per common share, payable in June 2026.
Debt and Finance Lease Liabilities Chevron’s total debt and finance lease liabilities were $45.4 billion at March 31, 2026, up from $40.8 billion at December 31, 2025. The increase was primarily due to higher commercial paper balances partially offset by a finance lease maturity.
The company’s primary source for working capital needs is its commercial paper program. The outstanding balance for the company’s commercial paper program at March 31, 2026, was $10.1 billion, compared with $4.6 billion at December 31, 2025. The company’s debt and finance lease liabilities due within one year, consisting primarily of commercial paper, the current portion of long-term debt and redeemable long-term obligations, totaled $17.2 billion at March 31, 2026, and $10.9 billion at December 31, 2025. Of these amounts, $11.4 billion at March 31, 2026, and $9.9 billion at December 31, 2025, were reclassified to long-term debt. At March 31, 2026, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to continually refinance them.
At March 31, 2026, the company had $11.4 billion in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations. The credit facilities allow the company the option to convert outstanding short-term obligations into a term loan for a period of up to one year from the facilities termination date. This supports commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the Secured Overnight Financing Rate (SOFR), or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at March 31, 2026. In addition, the company has an automatic shelf registration statement that expires in November 2027 for an unspecified amount of nonconvertible debt securities issued by Chevron Corporation or CUSA.
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

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$23,263	$92,272
Sales and other operating revenues - related party	11,668	36,700
Total costs and other deductions	23,860	92,316
Total costs and other deductions - related party	11,711	33,229
Net income (loss)	$4,287	$40,967

	At March 31, 2026	At December 31, 2025
	(Millions of dollars) (unaudited)
Current assets	$19,512	$17,315
Current assets - related party	5,214	2,266
Other assets	58,334	58,530
Current liabilities	35,134	26,388
Current liabilities - related party	17,003	18,033
Other liabilities	28,065	29,539
Total net equity (deficit)	$2,858	$4,151
Common Stock Repurchase Program On January 25, 2023, the Board of Directors authorized the repurchase of the company’s shares of common stock in an aggregate amount of $75 billion (the “2023 Program”). The 2023 Program took effect on April 1, 2023, and does not have a fixed expiration date. In the aggregate, the company has repurchased 264.4 million shares for $41.0 billion under the 2023 Program, including 13.6 million shares repurchased for $2.5 billion in first quarter 2026. Chevron expects share repurchases in second quarter 2026 to be between $2.5-$3.0 billion.
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
Noncontrolling Interests The company had noncontrolling interests of $5.7 billion at both March 31, 2026, and December 31, 2025, including non-controlling interest in Hess Midstream LP.

Financial Ratios and Metrics

	At March 31, 2026	At December 31, 2025
Current Ratio (1)	1.1	1.2
Debt Ratio	19.8%	17.9%
Net Debt Ratio (2)	17.9%	15.6%
Debt-to-CFFO	1.5x	1.2x
Net debt-to-CFFO (3)	1.3x	1.0x
(1) At March 31, 2026, the book value of inventory was lower than replacement cost.
(2) Net Debt Ratio for March 31, 2026, is calculated as short-term debt of $5.8 billion plus long-term debt of $39.6 billion (together, “total debt”) less cash and cash equivalents, time deposits, and marketable securities of $5.3 billion as a percentage of total debt less cash and cash equivalents, time deposits, and marketable securities, plus Chevron Corporation Stockholders’ Equity of $183.7 billion. For the December 31, 2025, calculation, please refer to page 52 of Chevron’s 2025 Annual Report on Form 10-K.
(3) Net debt-to-CFFO for March 31, 2026, is calculated as short-term debt of $5.8 billion plus long-term debt of $39.6 billion (together, “total debt”) less cash and cash equivalents, time deposits, and marketable securities of $5.3 billion as a percentage of net cash provided by operating activities (CFFO) for the trailing 12 months of $31.3 billion. For the December 31, 2025, calculation, please refer to page 52 of Chevron’s 2025 Annual Report on Form 10-K.

	Three Months Ended March 31
	2026	2025
	(Millions of dollars)
Net cash provided by operating activities	$2,514	$5,189
Less: Capital expenditures	(4,063)	(3,927)
Free Cash Flow	$(1,549)	$1,262
Pension Obligations Information related to pension plan contributions is included in Note 8 Employee Benefits to the Consolidated Financial Statements.
Capital Expenditures The company’s capital expenditures (capex) primarily includes additions to fixed assets or investments for the company’s consolidated subsidiaries and is disclosed in the Consolidated Statement of Cash Flows. Capex was $4.1 billion in the first three months of 2026, slightly higher than the $3.9 billion in the corresponding 2025 period. Legacy Hess asset spend was partially offset by lower spend in the Permian Basin.
Affiliate Capital Expenditures The company’s affiliate capital expenditures (affiliate capex) primarily includes additions to fixed assets or investments in the equity affiliate’s financial statements and does not require cash outlays by the company. First quarter 2026 affiliate capex was $202 million lower than first quarter 2025 due to lower spend at TCO and CP Chem.

Capex and Affiliate Capex by Business Segment
	Three Months Ended March 31
	2026	2025
Capex	(Millions of dollars)
United States
Upstream	$2,190	$2,545
Downstream	91	155
All Other	53	63
Total United States	2,334	2,763
International
Upstream	1,675	1,123
Downstream	47	27
All Other	7	14
Total International	1,729	1,164
Capex	$4,063	$3,927
Affiliate Capex
Upstream	$110	$206
Downstream	176	282
Affiliate Capex	$286	$488

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Chevron is exposed to market risks described in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial and Derivative Instrument Market Risk in Chevron’s 2025 Annual Report on Form 10-K. Information about volatility in commodity prices associated with the ongoing conflict in the Middle East and its impact is discussed in Note 14. Financial and Derivative Instruments.
Item 4.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2026.
(b) Changes in internal control over financial reporting
During the quarter ended March 31, 2026, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
Item 103 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission (SEC) requires disclosure of certain legal proceedings that involve governmental authorities as a party and that the company reasonably believes would result in $1.0 million or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to first quarter 2026 and any material developments with respect to matters previously reported in Chevron’s 2025 Annual Report on Form 10-K.
As previously disclosed, on May 26, 2023, Chevron’s refinery in El Segundo, California notified the U.S. EPA that it had inadvertently overstated the number of biofuel credits generated by co-processing in 2022 in violation of the Renewable Fuel Standard program. Resolution of the alleged violations resulted in the payment of a civil penalty of $1,072,634 in April 2026.
As previously disclosed, on June 26, 2025, the Colorado Energy & Carbon Management Commission (ECMC) issued a notice alleging violations of certain ECMC rules following the loss of well control incident that occurred in Galeton, Colorado, on April 6, 2025. On March 18, 2026, ECMC approved an Administrative Order by Consent (AOC) that will resolve the matter. Pursuant to the AOC, a total civil penalty of $1,534,500 was assessed. Chevron paid $500,000 of the assessed penalty in April 2026 and is expected to fund one or more public projects in an amount up to $1,034,500 on or before August 31, 2026.
Please see information related to other legal proceedings in Note 11 Litigation.

Item 1A.Risk Factors
Some inherent risks could materially impact the company’s results of operations or financial condition. Information about risk factors for the three months ended March 31, 2026, does not differ materially from that set forth under the heading “Risk Factors” on pages 21 through 27 of the company’s 2025 Annual Report on Form 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1,2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2023 Program (2) (Billions of dollars)
January 1 - January 31, 2026	3,404,820	$165.53	3,392,707	$36.0
February 1 - February 28, 2026	5,319,604	$182.46	5,001,649	$35.1
March 1 - March 31, 2026	5,272,054	$196.93	5,199,517	$34.0
Total	13,996,478	$183.79	13,593,873
(1) Includes common shares repurchased from participants in the company’s executive compensation plans for personal income tax withholdings.
(2) Refer to “Liquidity and Capital Resources” for additional information regarding the company’s authorized stock repurchase program.

Item 5.Other Information
Rule 10b5-1 Plan Elections
During the three months ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 6.Exhibits

Exhibit Index
Exhibit Number	Description
3.2
By-Laws of Chevron Corporation, as amended and restated March 25, 2026, filed as Exhibit 3.2 to Chevron Corporation’s Current Report on Form 8-K filed March 25, 2026, and incorporated herein by reference.

10.1+
Chevron Incentive Plan, amended and restated effective January 1, 2026, filed as Exhibit 10.6 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.

10.2+
Chevron Corporation Deferred Compensation Plan for Management Employees II, amended and restated effective January 1, 2026, filed as Exhibit 10.15 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.

10.3+
Chevron Corporation Retirement Restoration Plan, amended and restated effective January 1, 2026, filed as Exhibit 10.16 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.

10.4+
Chevron Corporation ESIP Restoration Plan, amended and restated effective January 1, 2026, filed as Exhibit 10.17 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.

10.5+
2022 Long-Term Incentive Plan of Chevron Corporation, amended and restated effective January 1, 2026, filed as Exhibit 10.28 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.

10.6+
Form of Performance Share Award Agreement (share settled) under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.38 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.

10.7+
Form of Performance Share Award Agreement (cash settled) under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.39 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.

10.8+
Form of Standard Restricted Stock Unit Award Agreement (share settled) under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.40 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.

10.9+
Form of Standard Restricted Stock Unit Award Agreement (cash settled) under the 2022 Long-Term Incentive Plan of Chevron Corporation, filed as Exhibit 10.41 to Chevron Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, and incorporated herein by reference.

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

CHEVRON CORPORATION (REGISTRANT)

/S/ Amit R. Ghai
Amit R. Ghai, Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: May 7, 2026