Form 10-Q
period 2026-06-30
CHEVRON CORP
filed 2026-08-06
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
There were 1,975,771,274 shares of the company’s common stock outstanding on June 30, 2026.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2026 and 2025	3
	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2026 and 2025	4
	Consolidated Balance Sheet at June 30, 2026 and December 31, 2025	5
	Consolidated Statement of Cash Flows for the Three and Six Months Ended June 30, 2026 and 2025	6
	Consolidated Statement of Equity for the Three and Six Months Ended June 30, 2026 and 2025	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 5.	Other Information	45
Item 6.	Exhibits	46
Signature		47

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

PART I.
FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$67,199	$44,375	$114,755	$90,476
Income (loss) from equity affiliates	2,125	536	2,870	1,356
Other income (loss)	731	(89)	1,037	600
Total Revenues and Other Income	70,055	44,822	118,662	92,432
Costs and Other Deductions
Purchased crude oil and products	36,607	26,858	64,872	55,468
Operating expenses	7,451	6,674	15,127	13,082
Selling, general and administrative expenses	1,314	889	2,380	2,110
Exploration expenses	256	252	461	439
Depreciation, depletion and amortization	6,082	4,344	11,890	8,467
Taxes other than on income	1,213	1,301	2,527	2,556
Interest and debt expense	352	274	697	486
Other components of net periodic benefit costs	96	83	78	94
Total Costs and Other Deductions	53,371	40,675	98,032	82,702
Income (Loss) Before Income Tax Expense	16,684	4,147	20,630	9,730
Income Tax Expense (Benefit)	4,470	1,632	6,123	3,703
Net Income (Loss)	12,214	2,515	14,507	6,027
Less: Net income (loss) attributable to noncontrolling interests	142	25	225	37
Net Income (Loss) Attributable to Chevron Corporation	$12,072	$2,490	$14,282	$5,990
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$6.13	$1.45	$7.23	$3.46
- Diluted	$6.11	$1.45	$7.21	$3.45
Weighted Average Number of Shares Outstanding (000s)
- Basic	1,969,868	1,719,184	1,974,979	1,731,836
- Diluted	1,975,087	1,724,397	1,980,464	1,737,844

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(Millions of dollars)
Net Income (Loss)	$12,214	$2,515	$14,507	$6,027
Currency translation adjustment	(74)	54	(92)	70
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	2	13	1	18
Derivatives
Net derivatives gain (loss) on hedge transactions	129	6	(24)	(17)
Reclassification to net income	153	23	143	40
Income taxes on derivatives transactions	(63)	(6)	(27)	(4)
Total	219	23	92	19
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	149	37	186	75
Actuarial gain (loss) arising during period	283	35	283	34
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(2)	(1)	(4)	(3)
Prior service (costs) credits arising during period	—	—	—	—
Defined benefit plans sponsored by equity affiliates - benefit (cost)	1	—	5	9
Income (taxes) benefit on defined benefit plans	(98)	(19)	(120)	(29)
Total	333	52	350	86
Other Comprehensive Gain (Loss), Net of Tax	480	142	351	193
Comprehensive Income (Loss)	12,694	2,657	14,858	6,220
Comprehensive loss (income) attributable to noncontrolling interests	(142)	(25)	(225)	(37)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$12,552	$2,632	$14,633	$6,183

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At June 30, 2026	At December 31, 2025
	(Millions of dollars)
Assets
Cash and cash equivalents	$8,527	$6,293
Time deposits	3	4
Accounts and notes receivable (less allowance: 2026 - $178; 2025 - $176)	24,575	18,075
Inventories:
Crude oil and products	7,168	6,640
Chemicals	632	571
Materials, supplies and other	2,722	2,500
Total inventories	10,522	9,711
Prepaid expenses and other current assets	5,509	4,469
Total Current Assets	49,136	38,552
Long-term receivables (less allowance: 2026 - $216; 2025 - $216)	903	1,035
Investments and advances	42,346	43,867
Properties, plant and equipment, at cost	440,714	434,955
Less: Accumulated depreciation, depletion and amortization	224,777	215,226
Properties, plant and equipment, net	215,937	219,729
Deferred charges and other assets	16,465	16,236
Goodwill	4,568	4,568
Assets held for sale	780	25
Total Assets	$330,135	$324,012
Liabilities and Equity
Short-term debt	$401	$977
Accounts payable	24,419	19,280
Accrued liabilities	10,840	10,763
Federal and other taxes on income	2,204	844
Other taxes payable	1,377	1,523
Total Current Liabilities	39,241	33,387
Long-term debt	36,674	39,781
Deferred credits and other noncurrent obligations	24,392	24,543
Noncurrent deferred income taxes	30,338	30,014
Noncurrent employee benefit plans	3,932	4,111
Total Liabilities*	$134,577	$131,836
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at June 30, 2026 and December 31, 2025)	1,832	1,832
Capital in excess of par value	33,999	33,886
Retained earnings	212,595	205,365
Accumulated other comprehensive losses	(2,113)	(2,464)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (466,905,306 and 448,260,458 shares at June 30, 2026 and December 31, 2025, respectively)	(56,190)	(51,929)
Total Chevron Corporation Stockholders’ Equity	189,883	186,450
Noncontrolling interests	5,675	5,726
Total Equity	195,558	192,176
Total Liabilities and Equity	$330,135	$324,012

* Refer to Note 12 Other Contingencies and Commitments.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2026	2025
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$14,507	$6,027
Adjustments
Depreciation, depletion and amortization	11,890	8,467
Dry hole expense	144	177
Distributions more (less) than income from equity affiliates	474	1,176
Net before-tax losses (gains) on asset retirements and sales	(232)	(299)
Net foreign currency effects	168	470
Deferred income tax provision	34	509
Net decrease (increase) in operating working capital	(1,680)	(2,130)
Decrease (increase) in long-term receivables	129	(10)
Net decrease (increase) in other deferred charges	133	(227)
Cash contributions to employee pension plans	(396)	(444)
Other	(24)	49
Net Cash Provided by Operating Activities	25,147	13,765
Investing Activities
Acquisition of Hess Corporation common stock	—	(2,225)
Capital expenditures	(8,601)	(7,639)
Proceeds and deposits related to asset sales and returns of investment	355	990
Net maturities of (investments in) time deposits	1	—
Net repayment (borrowing) of loans by equity affiliates	979	(176)
Net Cash Used for Investing Activities	(7,266)	(9,050)
Financing Activities
Net borrowings (repayments) of short-term obligations	(794)	1,891
Proceeds from issuances of long-term debt	99	5,491
Repayments of long-term debt and other financing obligations	(3,069)	(2,651)
Cash dividends - common stock	(7,030)	(5,918)
Net contributions from (distributions to) noncontrolling interests	(269)	(30)
Net sales (purchases) of treasury shares	(4,480)	(6,432)
Net Cash Provided by (Used for) Financing Activities	(15,543)	(7,649)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(41)	47
Net Change in Cash, Cash Equivalents and Restricted Cash	2,297	(2,887)
Cash, Cash Equivalents and Restricted Cash at January 1	7,285	8,262
Cash, Cash Equivalents and Restricted Cash at June 30	$9,582	$5,375

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders’	Controlling	Total
Three Months Ended June 30	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at March 31, 2025	$23,311	$206,359	$(2,709)	$(77,717)	$149,244	$836	$150,080
Treasury stock transactions	96	—	—	—	96	—	96
Net income (loss)	—	2,490	—	—	2,490	25	2,515
Cash dividends ($1.71 per share)	—	(2,934)	—	—	(2,934)	(20)	(2,954)
Stock dividends	—	(9)	—	—	(9)	—	(9)
Other comprehensive income	—	—	142	—	142	—	142
Purchases of treasury shares(2)	—	—	—	(2,770)	(2,770)	—	(2,770)
Issuances of treasury shares	(12)	—	—	171	159	—	159
Other changes, net	—	(1)	—	—	(1)	—	(1)
Balance at June 30, 2025	$23,395	$205,905	$(2,567)	$(80,316)	$146,417	$841	$147,258

Balance at March 31, 2026	$35,478	$204,039	$(2,593)	$(53,209)	$183,715	$5,656	$189,371
Treasury stock transactions	(23)	—	—	—	(23)	—	(23)
Net income (loss)	—	12,072	—	—	12,072	142	12,214
Cash dividends ($1.78 per share)	—	(3,504)	—	—	(3,504)	(123)	(3,627)
Stock dividends	—	(11)	—	—	(11)	—	(11)
Other comprehensive income	—	—	480	—	480	—	480
Purchases of treasury shares(2)	—	—	—	(3,147)	(3,147)	—	(3,147)
Issuances of treasury shares	136	—	—	166	302	—	302
Other changes, net	—	(1)	—	—	(1)	—	(1)
Balance at June 30, 2026	$35,591	$212,595	$(2,113)	$(56,190)	$189,883	$5,675	$195,558

Six Months Ended June 30
Balance at December 31, 2024	$23,263	$205,852	$(2,760)	$(74,037)	$152,318	$839	$153,157
Treasury stock transactions	199	—	—	—	199	—	199
Net income (loss)	—	5,990	—	—	5,990	37	6,027
Cash dividends ($3.42 per share)	—	(5,918)	—	—	(5,918)	(35)	(5,953)
Stock dividends	—	(18)	—	—	(18)	—	(18)
Other comprehensive income	—	—	193	—	193	—	193
Purchases of treasury shares	—	—	—	(6,722)	(6,722)	—	(6,722)
Issuances of treasury shares	(67)	—	—	443	376	—	376
Other changes, net	—	(1)	—	—	(1)	—	(1)
Balance at June 30, 2025	$23,395	$205,905	$(2,567)	$(80,316)	$146,417	$841	$147,258

Balance at December 31, 2025	$35,478	$205,365	$(2,464)	$(51,929)	$186,450	$5,726	$192,176
Treasury stock transactions	114	—	—	—	114	—	114
Net income (loss)	—	14,282	—	—	14,282	225	14,507
Cash dividends ($3.56 per share)	—	(7,030)	—	—	(7,030)	(277)	(7,307)
Stock dividends	—	(22)	—	—	(22)	—	(22)
Other comprehensive income	—	—	351	—	351	—	351
Purchases of treasury shares(2)	—	—	—	(5,724)	(5,724)	—	(5,724)
Issuances of treasury shares	(1)	—	—	1,463	1,462	—	1,462
Other changes, net	—	—	—	—	—	1	1
Balance at June 30, 2026	$35,591	$212,595	$(2,113)	$(56,190)	$189,883	$5,675	$195,558

(Number of Shares)	Common Stock - 2026				Common Stock - 2025
Three Months Ended June 30	Issued(3)	Treasury	Outstanding		Issued(3)	Treasury	Outstanding
Balance at March 31	2,442,676,580	(451,078,848)	1,991,597,732		2,442,676,580	(696,282,675)	1,746,393,905
Purchases	—	(16,255,113)	(16,255,113)		—	(18,620,921)	(18,620,921)
Issuances	—	428,655	428,655		—	217,392	217,392
Balance at June 30	2,442,676,580	(466,905,306)	1,975,771,274		2,442,676,580	(714,686,204)	1,727,990,376

Six Months Ended June 30
Balance at December 31	2,442,676,580	(448,260,458)	1,994,416,122		2,442,676,580	(673,664,306)	1,769,012,274
Purchases	—	(30,251,590)	(30,251,590)		—	(43,708,349)	(43,708,349)
Issuances	—	11,606,742	11,606,742		—	2,686,451	2,686,451
Balance at June 30	2,442,676,580	(466,905,306)	1,975,771,274		2,442,676,580	(714,686,204)	1,727,990,376
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General
Basis of Presentation The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and six-month periods ended June 30, 2026, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2025 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the six months ended June 30, 2026 and 2025, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
	(Millions of dollars)
Balance at December 31, 2024	$(259)	$(19)	$(14)	$(2,468)	$(2,760)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	70	18	(21)	34	101
Reclassifications(2) (3)	—	—	40	52	92
Net Other Comprehensive Income (Loss)	70	18	19	86	193
Balance at June 30, 2025	$(189)	$(1)	$5	$(2,382)	$(2,567)

Balance at December 31, 2025	$(199)	$(4)	$8	$(2,269)	$(2,464)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(92)	1	(51)	211	69
Reclassifications(2) (3)	—	—	143	139	282
Net Other Comprehensive Income (Loss)	(92)	1	92	350	351
Balance at June 30, 2026	$(291)	$(3)	$100	$(1,919)	$(2,113)
(1)All amounts are net of tax.
(2)Refer to Note 14 Financial and Derivative Instruments for reclassified components of cash flow hedging.
(3)Refer to Note 8 Employee Benefits for reclassified components, including amortization of actuarial gains or losses, amortization of prior service costs, and special events, including settlements, totaling $182 that are included in employee benefit costs for the six months ended June 30, 2026. Related income taxes for the same period, totaling $43, are reflected in “Income Tax Expense (Benefit)” on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Information Relating to the Consolidated Statement of Cash Flows

	Six Months Ended June 30
	2026	2025
	(Millions of dollars)
Distributions more (less) than income from equity affiliates included the following:
Distributions from equity affiliates	$3,344	$2,532
(Income) loss from equity affiliates	(2,870)	(1,356)
Distributions more (less) than income from equity affiliates	$474	$1,176
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$(6,569)	$3,089
Decrease (increase) in inventories	(804)	153
Decrease (increase) in prepaid expenses and other current assets	(878)	214
Increase (decrease) in accounts payable and accrued liabilities	5,249	(3,962)
Increase (decrease) in income and other taxes payable	1,322	(1,624)
Net decrease (increase) in operating working capital	$(1,680)	$(2,130)
Net cash provided by operating activities included the following cash payments:
Interest on debt (net of capitalized interest)	$739	$410
Income taxes	4,539	4,136
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$305	$932
Returns of investment from equity affiliates	50	58
Proceeds and deposits related to asset sales and returns of investment	$355	$990
Net maturities of (investments in) time deposits consisted of the following gross amounts:
Investments in time deposits	$(7)	$(9)
Maturities of time deposits	8	9
Net maturities of (investments in) time deposits	$1	$—
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$(65)	$(216)
Repayment of loans by equity affiliates	1,044	40
Net repayment (borrowing) of loans by equity affiliates	$979	$(176)
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term debt obligations	$4,882	$6,779
Repayments of short-term debt obligations	(2,911)	(3,957)
Net borrowings (repayments) of short-term debt obligations with three months or less maturity	(2,765)	(931)
Net borrowings (repayments) of short-term obligations	$(794)	$1,891
Net contributions from (distributions to) noncontrolling interests consisted of the following gross amounts:
Distributions to noncontrolling interests	$(277)	$(34)
Contributions from noncontrolling interests	8	4
Net contributions from (distributions to) noncontrolling interests	$(269)	$(30)
Net sales (purchases) of treasury shares consisted of the following gross and net amounts:
Shares issued for share-based compensation plans	$1,209	$229
Shares purchased under share repurchase and executive compensation plans	(5,575)	(6,515)
Share repurchase excise tax payment	(114)	(146)
Net sales (purchases) of treasury shares	$(4,480)	$(6,432)
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
The company paid dividends of $1.78 per share of common stock in second quarter 2026. This compares to dividends of $1.71 per share paid in the year-ago corresponding period.
The components of “Capital expenditures” are presented in the following table:

	Six Months Ended June 30
	2026	2025
	(Millions of dollars)
Additions to properties, plant and equipment	$8,340	$7,377
Additions to investments	129	101
Current-year dry hole expenditures	132	$161
Capital expenditures	$8,601	$7,639
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At June 30		At December 31
	2026	2025	2025	2024
	(Millions of dollars)		(Millions of dollars)
Cash and cash equivalents	$8,527	$4,061	$6,293	$6,781
Restricted cash included in “Prepaid expenses and other current assets”	236	237	174	281
Restricted cash included in “Deferred charges and other assets”	819	1,077	818	1,200
Total cash, cash equivalents and restricted cash	$9,582	$5,375	$7,285	$8,262
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
Environmental Credits and Environmental Credit Obligations (Topic 818) In May 2026, the FASB issued ASU 2026-02, which becomes effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. The standard provides specific authoritative guidance on the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. The company is evaluating the effect of the standard on the company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Six Months Ended June 30
	2026	2025
	(Millions of dollars)
Sales and other operating revenues	$13,508	$11,044
Costs and other deductions	9,559	9,257
Net income attributable to TCO	$2,811	$1,320
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
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Six Months Ended June 30
	2026	2025
	(Millions of dollars)
Sales and other operating revenues	$92,655	$70,908
Costs and other deductions	87,034	67,891
Net income (loss) attributable to CUSA	$4,692	$2,553

	At June 30, 2026	At December 31, 2025
	(Millions of dollars)
Current assets	$24,953	$18,442
Other assets	59,399	59,166
Current liabilities	24,960	22,943
Other liabilities	31,229	31,646
Total CUSA net equity	$28,163	$23,019
Memo: Total debt	$19,245	$19,371

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7. Operating Segments and Geographic Data

	Upstream		Downstream		Segment Total	All Other	Total
Three months ended June 30, 2026	U.S.	Int’l.	U.S.	Int’l.
Sales and other operating revenues before elimination	$15,969	$18,523	$28,503	$25,623	$88,618	$161	$88,779
Intersegment revenue elimination	(10,309)	(6,655)	(3,780)	(700)	(21,444)	(136)	(21,580)
Sales and Other Operating Revenues	5,660	11,868	24,723	24,923	67,174	25	67,199

Income (loss) from equity affiliates	(33)	1,303	456	399	2,125	—	2,125
Other income (loss)(1)	(20)	364	19	247	610	121	731
Total Revenues and Other Income	5,607	13,535	25,198	25,569	69,909	146	70,055

Intersegment product transfers(2)	9,017	3,111	(10,355)	(2,023)	(250)	250	—
Less expenses:
Purchased crude oil and products	4,359	4,990	9,161	18,097	36,607	—	36,607
Operating and SG&A expenses	2,050	1,417	2,270	2,006	7,743	1,118	8,861
Depreciation, depletion and amortization	3,076	2,581	259	75	5,991	91	6,082
Other costs and deductions(3)	494	362	123	456	1,435	386	1,821
Total Costs and Other Deductions	9,979	9,350	11,813	20,634	51,776	1,595	53,371

Income Tax Expense (Benefit)	1,041	2,653	619	378	4,691	(221)	4,470
Less: Net income (loss) attributable to non-controlling interests	63	2	—	77	142	—	142
Net Income (Loss) Attributable to Chevron Corporation	$3,541	$4,641	$2,411	$2,457	$13,050	$(978)	$12,072
Values have been adjusted for eliminations, unless otherwise specified.
(1) Includes interest income of $71 in “All Other.”
(2) Valuation of product transfers between operating segments.
(3) Includes interest expense of $318 in “All Other.”

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
(1) Includes interest income of $63 in “All Other.”
(2) Valuation of product transfers between operating segments.
(3) Includes interest expense of $250 in “All Other.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Upstream		Downstream		Segment Total	All Other	Total
Six Months Ended June 30, 2026	U.S.	Int'l.	U.S.	Int'l.
Sales and other operating revenues before elimination	$28,811	$30,536	$47,304	$44,116	$150,767	$277	$151,044
Intersegment revenue elimination	(17,064)	(11,576)	(6,168)	(1,243)	(36,051)	(238)	(36,289)
Sales and Other Operating Revenues	11,747	18,960	41,136	42,873	114,716	39	114,755

Income (loss) from equity affiliates	(39)	1,911	608	390	2,870	—	2,870
Other income (loss)(1)	19	504	30	248	801	236	1,037
Total Revenues and Other Income	11,727	21,375	41,774	43,511	118,387	275	118,662

Intersegment product transfers(2)	15,263	5,798	(17,238)	(3,958)	(135)	135	—
Less expenses:
Purchased crude oil and products	8,103	8,162	15,656	32,951	64,872	—	64,872
Operating and SG&A expenses	4,518	2,844	4,848	3,706	15,916	1,669	17,585
Depreciation, depletion and amortization	5,963	5,105	517	148	11,733	157	11,890
Other costs and deductions(3)	956	671	277	958	2,862	823	3,685
Total Costs and Other Deductions	19,540	16,782	21,298	37,763	95,383	2,649	98,032

Income Tax Expense (Benefit)	1,687	3,950	631	234	6,502	(379)	6,123
Less: Net income (loss) attributable to non-controlling interests	110	3	—	112	225	—	225
Net Income (Loss) Attributable to Chevron Corporation	$5,653	$6,438	$2,607	$1,444	$16,142	$(1,860)	$14,282
Values have been adjusted for eliminations, unless otherwise specified.
(1) Includes interest income of $121 in “All Other.”
(2) Valuation of product transfers between operating segments.
(3) Includes interest expense of $628 in “All Other.”

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
(3) Includes interest expense of $442 in “All Other.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. Segment assets at June 30, 2026, and December 31, 2025, are as follows:

	At June 30, 2026	At December 31, 2025
Segment Assets	(Millions of dollars)
Upstream
United States	$84,072	$84,559
International	166,869	168,200
Goodwill	4,216	4,216
Total Upstream	255,157	256,975
Downstream
United States	36,028	33,745
International	24,051	21,146
Goodwill	352	352
Total Downstream	60,431	55,243
Total Segment Assets	315,588	312,218
All Other
United States	12,502	10,396
International	2,045	1,398
Total All Other	14,547	11,794
Total Assets — United States	132,602	128,700
Total Assets — International	192,965	190,744
Goodwill	4,568	4,568
Total Assets	$330,135	$324,012

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
The components of net periodic benefit costs for 2026 and 2025 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(Millions of dollars)		(Millions of dollars)
Pension Benefits
United States
Service cost	$86	$89	$172	$179
Interest cost	121	123	243	247
Expected return on plan assets	(194)	(173)	(389)	(347)
Amortization of prior service costs (credits)	1	1	2	2
Amortization of actuarial losses (gains)	26	30	53	60
Settlement losses (gains)	113	—	113	—
Curtailment losses (gains)	—	71	—	71
Total United States	153	141	194	212
International
Service cost	15	15	31	29
Interest cost	60	48	120	96
Expected return on plan assets	(63)	(48)	(126)	(95)
Amortization of prior service costs (credits)	2	3	5	6
Amortization of actuarial losses (gains)	12	12	25	24
Total International	26	30	55	60
Net Periodic Pension Benefit Costs	$179	$171	$249	$272
Other Benefits(*)
Service cost	$8	$8	$15	$15
Interest cost	24	25	48	50
Amortization of prior service costs (credits)	(5)	(5)	(11)	(11)
Amortization of actuarial losses (gains)	(2)	(5)	(5)	(9)
Net Periodic Other Benefit Costs	$25	$23	$47	$45
(*) Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.
Through June 30, 2026, a total of $396 million was contributed to employee pension plans (including $337 million to the U.S. plans). Contribution amounts are dependent upon plan investment returns, changes in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

pension obligations, regulatory requirements, and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first six months of 2026, the company contributed $78 million to its OPEB plans.
Note 9. Assets Held For Sale
At June 30, 2026, the company classified $780 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with downstream operations that are expected to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2025 and the first six months of 2026 were not material.
Note 10. Income Taxes
The income tax expense increased $2.8 billion between quarterly periods from $1.6 billion in 2025 to $4.5 billion in 2026. The company’s income before income tax expense increased $12.5 billion from $4.1 billion in 2025 to $16.7 billion in 2026, primarily due to higher upstream liquids realizations, higher upstream sales volumes, higher downstream margins on refined product sales and favorable timing effects partly offset by higher depreciation, depletion and amortization. The company’s effective tax rate decreased between quarterly periods from 39 percent in 2025 to 27 percent in 2026. The change in effective tax rate was primarily due to mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions, and the decrease in current period unfavorable tax items relative to the company’s income before tax.
The income tax expense increased between six-month periods from $3.7 billion in 2025 to $6.1 billion in 2026. The company’s income before income tax expense increased $10.9 billion, from $9.7 billion in 2025 to $20.6 billion in 2026, primarily due to higher upstream sales volumes and liquids realizations, and higher downstream margins on refined product sales partly offset by higher depreciation, depletion and amortization. The company’s effective tax rate decreased between six-month periods from 38 percent in 2025 to 30 percent in 2026. The change in effective tax rate was primarily due to mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions, and the decrease in current period unfavorable tax items relative to the company’s income before tax.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11. Litigation
Climate Change
Governmental and other plaintiffs in various jurisdictions across the United States have brought lawsuits against fossil fuel producing companies, including Chevron entities, purporting to seek legal and equitable relief to address alleged impacts of climate change. Chevron entities are or were among the codefendants in 34 separate lawsuits filed by various U.S. cities and counties, seven U.S. states, the District of Columbia, the Commonwealth of Puerto Rico, two Native American tribes, and a trade group in both federal and state courts.1 The lawsuits have asserted various causes of action, including public nuisance, private nuisance, failure to warn, fraud, conspiracy to commit fraud, design defect, product defect, trespass, negligence, impairment of public trust, equitable relief for pollution, impairment and destruction of natural resources, unjust enrichment, violations of consumer and environmental protection statutes, violations of unfair competition statutes, violations of federal and state antitrust statutes, and violations of federal and state RICO statutes, based upon, among other things, the company’s production of oil and gas products and alleged misrepresentations or omissions relating to climate change risks associated with those products. Further such lawsuits are likely to be brought by other parties. While defendants have sought to remove cases filed in state court to federal court, most of those cases have been remanded to state court and the U.S. Supreme Court has denied petitions for certiorari on the question of whether federal courts have jurisdiction over those cases. The U.S. Supreme Court has also denied certiorari to review a decision from the Hawaii Supreme Court allowing claims brought by the City and County of Honolulu to proceed past the pleadings. On February 23, 2026, the U.S. Supreme Court granted certiorari in Suncor Energy (U.S.A.) Inc., et. al. v. County Commissioners of Boulder County, et. al. (No. 25‑170), a case in which no Chevron entity is a party, to address the questions of whether federal law precludes state‑law claims seeking relief for injuries allegedly caused by the effects of interstate and international greenhouse gas emissions on the global climate and whether the U.S. Supreme Court has statutory and Article III jurisdiction to hear that case. The unprecedented legal theories set forth in these climate lawsuits include claims for damages (both compensatory and punitive), injunctive and other forms of equitable relief, including without limitation abatement, contribution to abatement funds, disgorgement of profits and equitable relief for pollution, impairment and destruction of natural resources, civil penalties and liability for fees and costs of suits. Due to the unprecedented nature of the suits, the company is unable to estimate any range of possible liability, but given the uncertainty of litigation there can be no assurance that the cases will not have a material adverse effect on the company’s results of operations and financial condition. Management believes that these lawsuits are legally and factually meritless and detract from constructive efforts to address the important policy issues presented by climate change and will vigorously defend against such lawsuits.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Louisiana
Seven coastal parishes and the State of Louisiana have filed lawsuits in Louisiana against numerous oil and gas companies seeking remediation damages for coastal erosion in or near oil fields located within Louisiana’s coastal zone under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA). Chevron entities are defendants in 35 of these cases.2 The lawsuits allege that the defendants’ historical operations were conducted without necessary permits or failed to comply with permits obtained and seek remediation damages and other relief, including the costs of restoring coastal wetlands allegedly impacted by oil field operations. Further such proceedings may be brought by other parties. Most of these cases have been remanded to Louisiana state court. In April 2025, a jury in a Louisiana state court awarded Plaquemines Parish $744.6 million in a trial against Chevron entities (i.e., Plaquemines Parish v. Rozel Operating Co., et al. (“Rozel”)). The state court judge continued a hearing on Plaquemines Parish’s motion for entry of judgment on the Rozel trial verdict and stayed that case pending a decision by the United States Supreme Court on whether certain cases belong in federal, rather than state, court. In April 2026, the U.S. Supreme Court held that the Plaquemines Parish coastal erosion lawsuit was related to actions taken under federal direction for purposes of the federal-officer removal statute and remanded the matter for further proceedings. The Louisiana state-court verdict against the company in Rozel remains subject to further judicial proceedings regarding the effect of the Supreme Court’s ruling, including potential vacatur and further litigation in federal court.
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
Decommissioning Obligations for Previously Divested Assets Some assets are divested along with their related liabilities, such as decommissioning obligations. In certain instances, such transferred obligations have returned and may continue to return to the company. To the extent the current owners of the company’s previously divested assets default on their decommissioning obligations, regulators may require that Chevron assume such obligations. The nature and amount of the loss is disclosed when it is reasonably possible that the loss could be material. The company accrues a liability when management determines the obligation to be both probable and reasonably estimable. The company could have additional significant obligations revert, primarily in the United States, but is not currently aware of any such obligations that are reasonably possible to be material. The liability balance at June 30, 2026 is $2.0 billion.
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
The fair value hierarchy for assets and liabilities measured at fair value at June 30, 2026, and December 31, 2025, is shown in the table below. Refer to Note 14. Financial and Derivative Instruments for the gross amounts of derivative assets and liabilities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At June 30, 2026				At December 31, 2025
	(Millions of dollars)
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivatives - not designated	$30	$17	$13	$—	$254	$228	$26	$—
Derivatives - designated	—	—	—	—	10	10	—	—
Total Assets at Fair Value	$30	$17	$13	$—	$264	$238	$26	$—
Derivatives - not designated	28	14	14	—	68	15	53	—
Derivatives - designated	—	—	—	—	—	—	—	—
Total Liabilities at Fair Value	$28	$14	$14	$—	$68	$15	$53	$—
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
Assets and liabilities carried at fair value at June 30, 2026, and December 31, 2025, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $8.5 billion and $6.3 billion at June 30, 2026, and December 31, 2025, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at June 30, 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Cash had a carrying/fair value of $1.1 billion and $1.0 billion at June 30, 2026, and December 31, 2025, respectively. At June 30, 2026, restricted cash is classified as Level 1 and includes restricted funds mainly related to certain upstream decommissioning activities and financing programs that are reported in “Prepaid expenses and other current assets” and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt excluding amounts reclassified from short-term debt and finance lease obligations had a net carrying value of $24.6 billion and $28.5 billion at June 30, 2026, and December 31, 2025, respectively. Long-term debt primarily includes corporate-issued bonds. The fair value of these obligations was $24.3 billion and $28.6 billion at June 30, 2026, and December 31, 2025, respectively. At June 30, 2026, the fair value of these obligations classified as Level 1 was $20.2 billion and Level 2 was $4.1 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at June 30, 2026, and December 31, 2025, were not material.
Properties, plant and equipment The company did not have any individually material impairments of long- lived assets measured at fair value on a nonrecurring basis to report in second quarter 2026.
Investments and advances The company did not have any individually material impairments of investments and advances measured at fair value on a nonrecurring basis to report in second quarter 2026.
Note 14. Financial and Derivative Instruments
The company primarily uses commodity derivative instruments to manage commodity price risk related to physical hydrocarbon shipments. The company’s commodity derivative instruments principally include crude oil, natural gas, liquefied natural gas and refined product futures, swaps, options and forward contracts.
The company uses commodity derivative instruments traded on the New York Mercantile Exchange and on electronic platforms of the Inter-Continental Exchange and Chicago Mercantile Exchange. In addition, the company enters into swap contracts and option contracts principally with major financial institutions and other oil and gas companies in “over-the-counter” markets, which are governed by International Swaps and Derivatives Association agreements and other master netting arrangements.
Although historically the company’s derivative instruments have not been material to its consolidated financial position, results of operations or liquidity, heightened volatility in commodity prices associated with the ongoing conflict in the Middle East resulted in significant mark-to-market earnings and cash flow impacts during the first and second quarters of 2026. The company actively manages market and liquidity risks and has sufficient liquidity to meet collateral requirements, which are generally short-term in nature.
Additionally, the company applies cash flow hedge accounting on a limited basis to derivative commodity transactions used to manage the market price risk associated with certain forecasted sales of crude oil. The company performs regression analyses periodically to help ensure that the month-over-month changes in the specified component in the physical sales contracts are highly correlated with changes in the index futures prices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Derivative instruments measured at fair value at June 30, 2026, and December 31, 2025, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives
Type of		At June 30, 2026	At December 31, 2025
Contract	Balance Sheet Classification	(Millions of dollars)
Commodity	Accounts and notes receivable, net	$30	$191
Commodity	Long-term receivables, net	—	73
Total Assets at Fair Value		$30	$264
Commodity	Accounts payable	$23	$60
Commodity	Deferred credits and other noncurrent obligations	5	8
Total Liabilities at Fair Value		$28	$68

Consolidated Statement of Income: The Effect of Derivatives
		Gain / (Loss) Three Months Ended June 30		Gain / (Loss) Six Months Ended June 30
Type of		2026	2025	2026	2025
Contract	Statement of Income Classification	(Millions of dollars)
Commodity	Sales and other operating revenues	$268	$86	$(2,699)	$(58)
Commodity	Purchased crude oil and products	109	(19)	(35)	(63)
Commodity	Other income (loss)	(9)	(1)	(10)	(7)
Total		$368	$66	$(2,744)	$(128)

The amount reclassified from AOCL to “Sales and other operating revenues” from designated hedges for the first six months of 2026 was a loss of $143 million compared with a loss of $40 million in the same period of the prior year. At June 30, 2026, before-tax deferred gains in AOCL related to outstanding crude oil price hedging contracts were $129 million, of which all is expected to be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.
The following table represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at June 30, 2026, and December 31, 2025.

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount

At June 30, 2026	(Millions of dollars)
Derivative Assets - not designated	$129	$99	$30	$13	$17
Derivative Assets - designated	$—	$—	$—	$—	$—
Derivative Liabilities - not designated	$127	$99	$28	$14	$14
Derivative Liabilities - designated	$—	$—	$—	$—	$—
At December 31, 2025
Derivative Assets - not designated	$2,525	$2,271	$254	$1	$253
Derivative Assets - designated	$11	$1	$10	$—	$10
Derivative Liabilities - not designated	$2,339	$2,271	$68	$3	$65
Derivative Liabilities - designated	$1	$1	$—	$—	$—
Derivative assets and liabilities are classified on the Consolidated Balance Sheet as “Accounts and notes receivable”, “Long-term receivables”, “Accounts payable”, and “Deferred credits and other noncurrent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

obligations.” Gross Amounts Not Offset in the table above represent derivative mark-to-market positions that do not meet all the conditions for “a right of offset.”
At June 30, 2026, the company had posted $139 million of cash collateral under master netting arrangements not offset against the derivatives on the Consolidated Balance Sheet, primarily related to initial margin requirements. The respective balance at December 31, 2025, was approximately zero.
The company’s net short position in outstanding commodity derivative contracts was approximately 31 million and 29 million barrels of oil-equivalent at June 30, 2026, and December 31, 2025, respectively, primarily to manage certain price risks related to physical shipments of crude oil and refined products.
Note 15. Revenue
“Sales and other operating revenues” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $16.4 billion and $12.3 billion at June 30, 2026, and December 31, 2025, respectively. Other items included in “Accounts and notes receivable” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements, and product exchanges, which are accounted for outside the scope of Accounting Standard Codification (ASC) 606.
Note 16. Financial Instruments - Credit Losses
Chevron’s expected credit loss allowance balance was $394 million and $392 million at June 30, 2026, and December 31, 2025, respectively, with a majority of the allowance relating to non-trade receivable balances.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $22.0 billion at June 30, 2026, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring prepayments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days.
Chevron’s non-trade receivable balance was $3.9 billion at June 30, 2026, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid per contract terms or are not yet due are subject to the statistical analysis described above, while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk. Loans to equity affiliates and non-equity investees are also considered non-trade and associated allowance of $69 million and $83 million at June 30, 2026 and December 31, 2025, respectively, are included within “Investments and advances” on the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 17. Restructuring and Reorganization Costs
The following table summarizes the accrued severance liability on the Consolidated Balance Sheet, which is expected to be substantially settled by the end of 2026.

Amounts Before Tax
(Millions of dollars)
Balance at January 1, 2026	$683
Accruals/Adjustments	(86)
Payments	(219)
Balance at June 30, 2026	$378

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
(1) Includes finance leases
(2) Related to Hess Midstream LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter 2026 Compared with Second Quarter 2025
Key Financial Results

Earnings by Business Segment
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$3,541	$1,418	$5,653	$3,276
International	4,641	1,309	6,438	3,209
Total Upstream	8,182	2,727	12,091	6,485
Downstream
United States	2,411	404	2,607	507
International	2,457	333	1,444	555
Total Downstream	4,868	737	4,051	1,062
Total Segment Earnings	13,050	3,464	16,142	7,547
All Other	(978)	(974)	(1,860)	(1,557)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$12,072	$2,490	$14,282	$5,990

(1) Includes foreign currency effects.	$(49)	$(348)	$(272)	$(486)
(2) Income (loss) net of tax; also referred to as “earnings” in the discussions that follow.

Net income attributable to Chevron Corporation for second quarter 2026 was $12.1 billion ($6.11 per share — diluted), compared with $2.5 billion ($1.45 per share — diluted) in second quarter 2025. The net income attributable to Chevron Corporation for the first six months of 2026 was $14.3 billion ($7.21 per share —diluted), compared with $6.0 billion ($3.45 per share — diluted) in the first six months of 2025.
Upstream earnings in second quarter 2026 were $8.2 billion compared with $2.7 billion in the corresponding 2025 period. The increase was mainly due to higher realizations and higher sales volumes, partially offset by higher depreciation, depletion and amortization expense. Earnings for the first six months of 2026 were $12.1 billion compared with $6.5 billion a year earlier. The increase was mainly due to higher sales volumes and realizations, partially offset by higher depreciation, depletion and amortization expense.
Downstream earnings in second quarter 2026 were $4.9 billion compared with $737 million in the corresponding 2025 period. The increase was mainly due to higher margins on refined product sales. Earnings for the first six months of 2026 were $4.1 billion compared with $1.1 billion a year earlier. The increase was mainly due to higher margins on refined product sales.
Refer to “Results of Operations” for additional discussion of results by business segment and “All Other” activities for the second quarter and first six months of 2026 versus the same period in 2025.
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
Some governments, companies, communities and other stakeholders are supporting efforts to address climate change. International initiatives and national, regional and state legislation and regulations that aim to directly or indirectly reduce GHG emissions are in various stages of design, adoption, and implementation. These policies and programs can change the amount of energy consumed, the rate of energy-demand growth, the energy mix, and the relative economics of one fuel versus another. Implementation of jurisdiction-specific policies and programs can be dependent on, and can affect the pace of, technological advancements; the granting of necessary permits by governing authorities; the availability and acceptability of cost-effective, verifiable carbon credits; the availability of suppliers that can meet sustainability-related standards; evolving regulatory requirements affecting ESG standards or disclosures; and evolving standards and regulations for tracking, reporting, disclosing, marketing, and advertising relating to emissions and emissions reductions and removals.
Significant uncertainty remains as to the pace and extent to which a lower carbon future progresses, which is dependent, in part, on substantial advancements and changes in policy, technology, and customer and consumer preferences. The level of expenditure required to comply with new or potential climate change-related laws and regulations, and the amount of additional investments needed in new or existing technology or facilities, such as carbon capture and storage, is difficult to predict with certainty and is expected to vary depending on the actual laws and regulations enacted, available technology options, customer and consumer preferences, the company’s activities, and market conditions. Although the future is uncertain, many published outlooks conclude that fossil fuels will remain a significant part of an energy system that increasingly incorporates lower carbon sources of supply for many years to come.
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
The company will continue to develop oil and gas resources to meet customers’ and consumers’ demand for energy. At the same time, Chevron believes that the future of energy is lower carbon. The company will continue to maintain flexibility in its portfolio to be responsive to changes in policy, technology, and customer and consumer preferences. Chevron aims to grow its oil and gas business, lower the carbon intensity of operations and grow new energies businesses. To grow new energies businesses, Chevron plans to leverage the company’s capabilities, assets, partnerships and customer relationships. The company’s oil and gas business may increase or decrease depending upon market, economic, legislative, and regulatory forces, among other factors.
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
Trends in the costs of goods and services vary by spend category. In the United States, cost pressures for services and select equipment remain elevated, reflecting cross-industry demand and supplier capital discipline. The company addresses cost and supply assurance by partnering with suppliers on demand planning, volume commitments, standardization and scope optimization. The company continues to use a range of appropriately structured contracting and commercial terms, including fixed, indexed and performance-based contracts.
Acquisition and Disposition of Assets The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value and to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. The company expects $1-2 billion in annual asset sale proceeds through 2030. Asset dispositions and restructurings may result in significant gains or losses in future periods. During the second quarter of 2026, the company completed the sale of its Hong Kong downstream fuels and lubricants businesses, generating proceeds of approximately $290 million. The company also signed an agreement to sell the company’s 50 percent interest in the Singapore Refining Company Private Limited (Singapore Refining Company) and other downstream assets in Singapore, Australia, Indonesia, Malaysia, the Philippines and Vietnam. This transaction is expected to close in 2027.
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
Timing Effects The company uses financial derivatives as economic hedges to manage certain price risks related to physical hydrocarbon shipments. At the end of the quarter, as per the ASC 815 requirement, these derivatives are marked-to-market and reflected in current period earnings; however, earnings impacts on the associated physical shipments are not recognized until delivery is completed. This creates a timing difference in earnings recognition that is expected to unwind in future periods. In addition, the company’s use of LIFO accounting can result in non-cash earnings effects. Together, these are referred to as timing effects. In a rising commodity price environment, timing effects are generally negative and in a declining commodity price environment, timing effects are generally positive. In first quarter 2026, earnings were adversely affected by $2.9 billion due to timing effects related to higher commodity prices in March 2026. Second quarter 2026 results included $1.5 billion of favorable timing effects as commodity prices declined in June 2026.
Other Impacts The company closely monitors developments in the financial and credit markets, the level of worldwide economic activity, and the implications for the company of movements in prices for crude oil, natural gas and natural gas liquids (NGLs). Management takes these developments into account in the conduct of daily operations and for business planning.
The company previously announced plans to achieve $3-4 billion in structural cost reductions by the end of 2026. These cost savings were expected to largely come from optimizing the portfolio, leveraging technology to enhance productivity, and changing how and where work is performed, including expanded use of global capability centers. During the second quarter of 2026, the company achieved its structural cost reduction target six months early by capturing $3 billion in annual run-rate savings. The company plans to continue to look for ways to further lower costs in the future
Comments related to earnings trends for the company’s major business areas are as follows:
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
Chevron has interests in Venezuelan assets operated by independent affiliates. Chevron has been conducting limited activities in Venezuela consistent with authorizations issued by the United States government. The financial results for Chevron’s business in Venezuela have been recorded as non-equity investments since 2020, where income is only recognized when cash is received, and production and reserves are not included in the company’s results. Following the issuance of a general license and other authorizations, crude oil liftings in Venezuela restarted in 2023. Chevron maintained its presence in Venezuela consistent with the U.S. government sanctions policy, and pursuant to this policy, continued delivering limited crude oil to the U.S. from these affiliates through January 2026. Based on authorizations that align with current U.S. sanctions policy for Venezuela, Chevron expects to continue delivery of crude oil produced from its Venezuelan assets to the U.S. and to the international market. Current geopolitical developments relating to

Venezuela could have an impact on the company’s operations in Venezuela and, as a result, impact the company’s future results of operations.
Chevron maintains an equity interest in the Caspian Pipeline Consortium (CPC) that provides a primary export route for Tengiz field production in Kazakhstan. An adverse event or incident affecting CPC operations, which CPC has experienced from time to time, such as drone attacks on CPC and third-party infrastructure and vessels, could have a negative impact on the company’s future results of operations and financial position. The financial impacts of such risks remain uncertain.
Governments (including Russia) have imposed and may impose additional sanctions and other trade laws, restrictions and regulations that could lead to disruption in our ability to produce, transport and/or export crude in the region around Russia.
Recent geopolitical conditions in the Middle East have impacted, and may continue to impact, the company’s business. Chevron has exposure to the Middle East through its upstream, downstream, chemicals and trading businesses, as well as through logistics activities, with operations in Israel, the Partitioned Zone between Saudi Arabia and Kuwait, and the surrounding region. The conflict has resulted in production curtailments in the Partitioned Zone between Saudi Arabia and Kuwait and from CPChem assets in Saudi Arabia and Qatar, and increased risks associated with lifting and transporting physical cargoes. While the company’s physical operations have not been materially impacted to date, the situation throughout the region remains volatile with the potential for escalation, which could result in additional operational restrictions, supply disruptions, and logistics challenges.
In addition, the conflict in the Middle East has increased potential physical and other risks to the company’s operations and assets. The company also faces growing threats from sophisticated cyberattacks that leverage artificial intelligence and similar tools. The company continues to actively monitor regional developments and maintain contingency plans for its operations, supply chains, and logistics activities. Any further impacts on the company’s results of operations and financial condition remain uncertain.

Sources: Platts (crude) & Energy Intelligence (natural gas)

The chart above shows the trend in benchmark prices for Brent crude oil, West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $92 per barrel for the first six months of 2026, compared with $72 per barrel during the first six months of 2025, and ended July at about $97 per barrel. For every dollar change in Brent crude oil prices, the company’s annual after-tax earnings and cash flow sensitivity is approximately $600 million. The WTI price averaged $83 per barrel for the first six months of 2026, compared to $68 per barrel in the first six months of 2025, and ended July at about $85 per barrel. Crude oil prices were volatile during the second quarter of 2026. Prices increased sharply following the escalation of conflict in the Middle East and concerns regarding potential disruptions to global crude oil supplies. As market concerns regarding supply disruptions eased, prices declined and ended the quarter near levels prevailing prior to the conflict. Prices subsequently increased in July as continued conflict in the Middle East contributed to market volatility.
The U.S. Henry Hub natural gas price averaged $3.77 per thousand cubic feet (MCF) for the first six months of 2026, compared with $3.71 per MCF during the first six months of 2025, and ended July at about $2.64 per MCF. Henry Hub natural gas prices declined modestly during the second quarter as additional pipeline capacity improved natural gas flows from the Permian Basin and maintenance activities at Gulf Coast LNG facilities reduced exports.
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
See page 39 for the company’s U.S. and international average realizations for the first six months of 2026 and the same period last year.
Production The company’s worldwide net oil-equivalent production in the first six months of 2026 averaged 3.97 million barrels per day, up 18 percent from a year ago due to the acquisition of Hess and growth in the Permian Basin and the Gulf of America. About 17 percent of the company’s net oil-equivalent production in the first six months of 2026 occurred in the OPEC+ member countries of Equatorial Guinea, Kazakhstan, Malaysia, Nigeria, and the Partitioned Zone between Saudi Arabia and Kuwait.
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

Refer to the “Results of Operations” section on page 34 for additional discussion of the company’s downstream operations.
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
Noteworthy Developments
Certain noteworthy developments in recent months included the following:
•China - Completed the sale of the company’s Hong Kong downstream fuels and lubricants businesses.
•Iraq - Signed heads of agreements with the Government of Iraq to advance potential participation in the West Qurna 2 and Nasiriyah oilfield developments and an export pipeline in one of the world's largest hydrocarbon resource basins.
•United States - Signed an agreement to develop a power facility in West Texas designed to provide approximately 2.67 gigawatts of behind-the-meter dedicated electricity capacity to Microsoft under a 20-year power purchase agreement.
•United States - Announced a technology licensing agreement to commercialize and expand deployment of Chevron-developed chemical surfactant technology, reflecting Chevron’s technology leadership in advanced chemicals to improve recovery from unconventional reservoirs.
•International Downstream - Signed an agreement to sell the company’s 50 percent interest in Singapore Refining Company and other downstream assets in Singapore, Australia, Indonesia, Malaysia, the Philippines, and Vietnam. This transaction is expected to close in 2027.

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
Upstream

		Three Months Ended June 30		Six Months Ended June 30
	Unit *	2026	2025	2026	2025
U.S. Upstream
Earnings	$MM	$3,541	$1,418	$5,653	$3,276
Net Oil-Equivalent Production	MBOED	2,077	1,695	2,051	1,666
Liquids Production	MBD	1,491	1,218	1,476	1,189
Natural Gas Production	MMCFD	3,520	2,864	3,450	2,861
Liquids Realization	$/BBL	$70.80	$47.77	$61.52	$51.40
Natural Gas Realization	$/MCF	$0.91	$1.75	$1.67	$2.12
* MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.
Three Month Periods Ended June 30, 2026 and 2025
U.S. upstream earnings increased by $2.1 billion primarily due to higher liquids realizations of $2.1 billion and increased sales volumes of $1.1 billion, partly offset by higher depreciation, depletion and amortization of $590 million, lower natural gas realizations of $200 million and the absence of a prior year asset sale gain of $115 million.
Net oil-equivalent production was up 382,000 barrels per day, or 23 percent, achieving a new quarterly production record. The increase was primarily due to the acquisition of Hess and growth in the Permian Basin and Gulf of America.
Six Month Periods Ended June 30, 2026 and 2025
U.S. upstream earnings increased by $2.4 billion primarily due to increased sales volumes of $2.3 billion and higher liquids realizations of $2.0 billion, partly offset by higher depreciation, depletion and amortization of $1.1 billion, higher operating expenses and other costs of $470 million, lower natural gas realizations of $200 million and the absence of a prior year asset sale gain of $115 million.
Net oil-equivalent production was up 385,000 barrels per day, or 23 percent. The increase was primarily due to the acquisition of Hess, higher production in the Gulf of America following project start‑ups, and growth in the Permian Basin.

		Three Months Ended June 30		Six Months Ended June 30
	Unit (2)	2026	2025	2026	2025
International Upstream
Earnings (1)	$MM	$4,641	$1,309	$6,438	$3,209
Net Oil-Equivalent Production	MBOED	1,993	1,701	1,914	1,708
Liquids Production	MBD	1,094	850	1,034	836
Natural Gas Production	MMCFD	5,390	5,099	5,277	5,235
Liquids Realization	$/BBL	$96.41	$58.88	$87.38	$63.12
Natural Gas Realization	$/MCF	$7.84	$7.20	$7.43	$7.16
(1) Includes foreign currency effects	$MM	$(77)	$(236)	$(310)	$(372)
(2) MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.

Three Month Periods Ended June 30, 2026 and 2025
International upstream earnings increased by $3.3 billion primarily due to increased sales volumes of $2.0 billion, higher liquids realizations of $1.7 billion, and favorable timing effects of $570 million partly offset by higher depreciation, depletion and amortization of $650 million.
Net oil-equivalent production was up 292,000 barrels per day, or 17 percent. The increase was primarily due to the acquisition of Hess, partly offset by curtailments in the Partitioned Zone between Saudi Arabia and Kuwait due to the Middle East conflict.
Six Month Periods Ended June 30, 2026 and 2025
International upstream earnings increased by $3.2 billion primarily due to increased sales volumes of $3.4 billion and higher liquids realizations of $1.9 billion, partly offset by higher depreciation, depletion and amortization of $1.3 billion and unfavorable timing effects of $650 million.
Net oil-equivalent production was up 206,000 barrels per day, or 12 percent. The increase was primarily due to the acquisition of Hess, partly offset by lower production at TCO and curtailments in the Partitioned Zone between Saudi Arabia and Kuwait due to the Middle East conflict.
Downstream

		Three Months Ended June 30		Six Months Ended June 30
	Unit *	2026	2025	2026	2025
U.S. Downstream
Earnings	$MM	$2,411	$404	$2,607	$507
Refinery Crude Unit Inputs	MBD	1,070	1,051	1,063	1,034
Refined Product Sales	MBD	1,320	1,381	1,293	1,337
* MBD — thousands of barrels per day.
Three Month Periods Ended June 30, 2026 and 2025
U.S. downstream earnings increased by $2.0 billion primarily due to higher margins on refined product sales of $1.7 billion and higher earnings from the 50 percent-owned affiliate, CPChem, of $290 million.
Refinery crude unit inputs were up 19,000 barrels per day, or 2 percent, compared to the year-ago period as refineries operated reliably at record levels near capacity.
Refined product sales were down 61,000 barrels per day, or 4 percent, compared to the year-ago period due to a lower demand for gasoline.
Six Month Periods Ended June 30, 2026 and 2025
U.S. downstream earnings increased by $2.1 billion primarily due to higher margins on refined product sales of $2.0 billion and higher earnings from the 50 percent-owned affiliate, CPChem, of $290 million, partly offset by a litigation reserve of $190 million.
Refinery crude unit inputs were up 29,000 barrels per day, or 3 percent, compared to the year-ago period as refineries operated reliably at near capacity levels.
Refined product sales were down 44,000 barrels per day, or 3 percent, compared to the year-ago period primarily due to lower demand for gasoline.

		Three Months Ended June 30		Six Months Ended June 30
	Unit (2)	2026	2025	2026	2025
International Downstream
Earnings (1)	$MM	$2,457	$333	$1,444	$555
Refinery Crude Unit Inputs	MBD	598	661	608	640
Refined Product Sales	MBD	1,287	1,473	1,389	1,436
(1) Includes foreign currency effects	$MM	$31	$(102)	$39	$(99)
(2) MBD — thousands of barrels per day.
Three Month Periods Ended June 30, 2026 and 2025
International downstream earnings increased by $2.1 billion primarily due to higher margins on refined product sales of $1.7 billion, including favorable timing effects, an asset sale gain of $230 million, and a favorable swing in foreign currency effects of $133 million.
Refinery crude unit inputs were down 63,000 barrels per day, or 10 percent, compared to the year-ago period due to supply disruptions from the Middle East conflict.
Refined product sales were down 186,000 barrels per day, or 13 percent, compared to the year-ago period due to supply disruption from the Middle East conflict and lower demand for gasoline and diesel fuel.
Six Month Periods Ended June 30, 2026 and 2025
International downstream earnings increased by $889 million primarily due to higher margins on refined product sales of $610 million and an asset sale gain of $230 million.
Refinery crude unit inputs were down 32,000 barrels per day, or 5 percent, compared to the year-ago period primarily due to a turnaround at the Star Petroleum Refining Public Company Limited refinery in Thailand.
Refined product sales were down 47,000 barrels per day, or 3 percent, compared to the year-ago period due to supply disruption from the Middle East conflict.
All Other

		Three Months Ended June 30		Six Months Ended June 30
	Unit	2026	2025	2026	2025
All Other
Earnings/(Charges)*	$MM	$(978)	$(974)	$(1,860)	$(1,557)

* Includes foreign currency effects		$(3)	$(10)	$(1)	$(15)
Three Month Periods Ended June 30, 2026 and 2025
Net charges were relatively flat compared to the year-ago period as higher employee benefit costs and higher interest expense were offset by the absence of prior-year unfavorable fair value adjustment for Hess shares.
Six Month Periods Ended June 30, 2026 and 2025
Net charges increased by $303 million primarily due to higher interest expense.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(Millions of dollars)
Sales and other operating revenues	$67,199	$44,375	$114,755	$90,476
Sales and other operating revenues increased $22.8 billion for the second quarter mainly due to higher refined product and crude oil prices and higher crude oil sales volumes, partially offset by lower refined product volumes. Sales and other operating revenues for the six-month periods increased $24.3 billion primarily due to higher refined product and crude oil prices and higher crude oil sales volumes.

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(Millions of dollars)
Income from equity affiliates	$2,125	$536	$2,870	$1,356
Income from equity affiliates in second quarter and for the six-month periods increased mainly due to higher upstream-related earnings from TCO in Kazakhstan and higher downstream-related earnings primarily due to higher chemicals margins at CPChem and higher refining margins at GS Caltex in South Korea.

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(Millions of dollars)
Other income (loss)	$731	$(89)	$1,037	$600
Other income for second quarter and for the six-month periods increased primarily due to the absence of a prior year unfavorable fair value adjustment for Hess shares and foreign currency effects.

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(Millions of dollars)
Purchased crude oil and products	$36,607	$26,858	$64,872	$55,468
Purchased crude oil and products increased $9.7 billion for the second quarter and $9.4 billion for the six-month periods, primarily reflecting the impact of higher crude oil and refined product prices.

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(Millions of dollars)
Operating, selling, general and administrative expenses	$8,765	$7,563	$17,507	$15,192
Operating, selling, general and administrative expenses for second quarter and for the six-month periods increased primarily due to the acquisition of Hess and higher transportation costs, partially offset by lower employee expenses.

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(Millions of dollars)
Exploration expenses	$256	$252	$461	$439
Exploration expenses in the second quarter increased primarily due to higher geological and geophysical engineering costs. Exploration expenses for the six-month periods increased primarily due to higher geological and geophysical engineering costs, partially offset by lower dry hole expenses.

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(Millions of dollars)
Depreciation, depletion and amortization	$6,082	$4,344	$11,890	$8,467
Depreciation, depletion and amortization expenses in second quarter and for the six-month periods increased primarily due to higher production, including from legacy Hess assets, and higher rates.

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(Millions of dollars)
Taxes other than on income	$1,213	$1,301	$2,527	$2,556
Taxes other than on income for second quarter and for the six-month periods decreased primarily due to lower excise taxes related to downstream activities.

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(Millions of dollars)
Interest and debt expense	$352	$274	$697	$486
Interest and debt expenses in second quarter and for the six-month periods increased mainly due to higher debt balances compared to last year, including the debt assumed from the Hess acquisition.

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(Millions of dollars)
Other components of net periodic benefit costs	$96	$83	$78	$94
Other components of net periodic benefit costs for the second quarter increased mainly due to pension settlement losses, partially offset by higher expected returns on plan assets. Other components of net periodic benefit costs for the six-month periods were lower mainly due to higher expected return on plan assets, partially offset by pension settlement losses.

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(Millions of dollars)
Income tax expense/(benefit)	$4,470	$1,632	$6,123	$3,703
The company’s increase in income tax expense for second quarter 2026 of $2.8 billion was primarily due to the increase in total income before tax of $12.5 billion.
U.S. income before tax increased from $1.1 billion in second quarter 2025 to $6.4 billion in second quarter 2026. This was driven by higher upstream liquids realizations, higher upstream sales volumes and higher downstream margins on refined product sales partly offset by higher depreciation, depletion and amortization. The company’s U.S. income tax increased $1.1 billion between year-over-year periods, from $300 million in 2025 to $1.4 billion in 2026 primarily due to the increase in income.
International income before tax increased from $3.0 billion in second quarter 2025 to $10.3 billion in second quarter 2026. This $7.3 billion increase in income was primarily driven by increased upstream sales volumes, higher upstream liquids realizations, higher margins on refined product sales and favorable timing effects partly offset by higher depreciation, depletion and amortization. The company’s international income tax expense increased $1.7 billion between year-over-year periods, from $1.3 billion in 2025 to $3.1 billion in 2026, primarily due to the increase in income partially offset by mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.

The company’s increase in income tax expense for the first six-months of 2026 of $2.4 billion was primarily due to the increase in the total before-tax income in 2026 of $10.9 billion.
U.S. income before tax increased between the six-month periods, from $3.0 billion in 2025 to $8.2 billion in 2026. This increase in income was primarily driven by increased upstream sales volumes, higher upstream liquids realizations, and higher margins on refined product sales partly offset by higher depreciation, depletion and amortization. The increase in income had a direct impact on the company’s U.S. income tax, resulting in an increase in tax expense of $1.1 billion between the six-month periods, from $801 million in 2025 to $1.9 billion in 2026.
International income before tax increased for the six-month periods from $6.7 billion in 2025 to $12.4 billion in 2026. This increase in income was primarily driven by increased upstream sales volumes, higher upstream liquids realizations, and higher margins on refined product sales, partly offset by higher depreciation, depletion and amortization and unfavorable timing effects. The increase in income partly offset by mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions, primarily drove the $1.3 billion increase in international income tax expense between year-over-year periods, from $2.9 billion in 2025 to $4.2 billion in 2026.
Additional information related to the company’s effective income tax rate is included in Note 10 Income Taxes to the Consolidated Financial Statements.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
		Three Months Ended June 30		Six Months Ended June 30
	Unit	2026	2025	2026	2025
U.S. Upstream
Net crude oil and natural gas liquids production	MBD	1,491	1,218	1,476	1,189
Net natural gas production(3)	MMCFD	3,520	2,864	3,450	2,861
Net oil-equivalent production	MBOED	2,077	1,695	2,051	1,666
Sales of natural gas	MMCFD	5,794	5,594	5,934	5,506
Sales of natural gas liquids	MBD	583	514	577	511
Revenue from net production
Crude	$/BBL	$95.66	$61.49	$82.43	$65.52
NGLs	$/BBL	$21.56	$18.39	$19.90	$20.75
Liquids (weighted average of Crude and NGLs)	$/BBL	$70.80	$47.77	$61.52	$51.40
Natural gas	$/MCF	$0.91	$1.75	$1.67	$2.12
International Upstream
Net crude oil and natural gas liquids production	MBD	1,094	850	1,034	836
Net natural gas production(3)	MMCFD	5,390	5,099	5,277	5,235
Net oil-equivalent production	MBOED	1,993	1,701	1,914	1,708
Sales of natural gas	MMCFD	5,556	5,507	5,481	5,443
Sales of natural gas liquids	MBD	152	110	141	122
Revenue from liftings
Crude	$/BBL	$99.38	$60.61	$90.22	$65.04
NGLs	$/BBL	$27.00	$22.27	$26.05	$23.83
Liquids (weighted average of Crude and NGLs)	$/BBL	$96.41	$58.88	$87.38	$63.12
Natural gas	$/MCF	$7.84	$7.20	$7.43	$7.16
U.S. and International Upstream
Total net oil-equivalent production	MBOED	4,070	3,396	3,965	3,374
U.S. Downstream
Gasoline sales(4)	MBD	660	712	648	694
Other refined product sales	MBD	660	669	645	643
Total refined product sales	MBD	1,320	1,381	1,293	1,337
Sales of natural gas	MMCFD	24	34	28	34
Sales of natural gas liquids	MBD	42	30	34	24
Refinery crude unit inputs	MBD	1,070	1,051	1,063	1,034
International Downstream
Gasoline sales(4)	MBD	270	361	281	358
Other refined product sales	MBD	698	722	747	706
Share of affiliate sales	MBD	319	390	361	372
Total refined product sales	MBD	1,287	1,473	1,389	1,436
Sales of natural gas	MMCFD	—	—	—	2
Sales of natural gas liquids	MBD	108	124	109	124
Refinery crude unit inputs	MBD	598	661	608	640
(1) Includes company share of equity affiliates.
(2)  MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOED — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFD):
United States		74	57	72	54
International		595	560	579	567
(4) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $8.5 billion at June 30, 2026, and $6.3 billion at year-end 2025. The company holds its cash with a diverse group of major financial institutions and has processes and safeguards in place to manage its cash balances and mitigate the risk of loss. Cash provided by operating activities in the first six months of 2026 was $25.1 billion, compared with $13.8 billion in the year-ago period, primarily reflecting higher commodity prices and increased cash distributions from TCO. Capital expenditures totaled $8.6 billion in the first six months of 2026, compared with $7.6 billion in the year-ago period. Proceeds and deposits related to asset sales and returns of investment totaled $355 million in the first six months of 2026, compared to $990 million in the year-ago period. Net repayment (borrowing) of loans by equity affiliates included a net inflow of $979 million in the first six months of 2026 mainly due to a loan repayment from TCO, compared with an outflow of $176 million in the year-ago period.
Dividends The company paid dividends of $7.0 billion to common stockholders during the first six months of 2026. In July 2026, the company declared a quarterly dividend of $1.78 per common share, payable in September 2026.
Debt and Finance Lease Liabilities Chevron’s total debt and finance lease liabilities were $37.1 billion at June 30, 2026, down from $40.8 billion at December 31, 2025. The decrease was primarily due to maturing long-term notes, a finance lease repayment, and lower commercial paper balances.
The company’s primary source for working capital needs is its commercial paper program. The outstanding balance for the company’s commercial paper program at June 30, 2026, was $4.1 billion, compared with $4.6 billion at December 31, 2025. The company’s debt and finance lease liabilities due within one year, consisting primarily of commercial paper, the current portion of long-term debt and redeemable long-term obligations, totaled $11.3 billion at June 30, 2026, and $10.9 billion at December 31, 2025. Of these amounts, $10.9 billion at June 30, 2026, and $9.9 billion at December 31, 2025, were reclassified to long-term debt. At June 30, 2026, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to continually refinance them.
At June 30, 2026, the company had $11.4 billion in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations. The credit facilities allow the company the option to convert outstanding short-term obligations into a term loan for a period of up to one year from the facilities termination date. This supports commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the Secured Overnight Financing Rate (SOFR), or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at June 30, 2026. In addition, the company has an automatic shelf registration statement that expires in November 2027 for an unspecified amount of nonconvertible debt securities issued by Chevron Corporation or CUSA.
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

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$57,171	$92,272
Sales and other operating revenues - related party	28,303	36,700
Total costs and other deductions	52,311	92,316
Total costs and other deductions - related party	29,048	33,229
Net income (loss)	$13,275	$40,967

	At June 30, 2026	At December 31, 2025
	(Millions of dollars) (unaudited)
Current assets	$23,654	$17,315
Current assets - related party	6,876	2,266
Other assets	58,432	58,530
Current liabilities	29,682	26,388
Current liabilities - related party	20,748	18,033
Other liabilities	27,021	29,539
Total net equity (deficit)	$11,511	$4,151
Common Stock Repurchase Program On January 25, 2023, the Board of Directors authorized the repurchase of the company’s shares of common stock in an aggregate amount of $75 billion (the “2023 Program”). The 2023 Program took effect on April 1, 2023, and does not have a fixed expiration date. In the aggregate, the company has repurchased 281 million shares for $44.0 billion under the 2023 Program, including 16.2 million shares repurchased for $3.0 billion in second quarter 2026. Chevron expects share repurchases in third quarter 2026 to be between $2.5-$3.0 billion.
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
Noncontrolling Interests The company had noncontrolling interests of $5.7 billion at both June 30, 2026, and December 31, 2025, including non-controlling interest in Hess Midstream LP.

Financial Ratios and Metrics

	At June 30, 2026	At December 31, 2025
Current Ratio (1)	1.3	1.2
Debt Ratio	16.3%	17.9%
Net Debt Ratio (2)	13.1%	15.6%
Debt-to-CFFO	0.8x	1.2x
Net debt-to-CFFO (3)	0.6x	1.0x
(1) At June 30, 2026, the book value of inventory was lower than replacement cost.
(2) Net Debt Ratio for June 30, 2026, is calculated as short-term debt of $0.4 billion plus long-term debt of $36.7 billion (together, “total debt”) less cash and cash equivalents, time deposits, and marketable securities of $8.5 billion as a percentage of total debt less cash and cash equivalents, time deposits, and marketable securities, plus Chevron Corporation Stockholders’ Equity of $189.9 billion. For the December 31, 2025, calculation, please refer to page 52 of Chevron’s 2025 Annual Report on Form 10-K.
(3) Net debt-to-CFFO for June 30, 2026, is calculated as short-term debt of $0.4 billion plus long-term debt of $36.7 billion (together, “total debt”) less cash and cash equivalents, time deposits, and marketable securities of $8.5 billion as a percentage of net cash provided by operating activities (CFFO) for the trailing 12 months of $45.3 billion. For the December 31, 2025, calculation, please refer to page 52 of Chevron’s 2025 Annual Report on Form 10-K.

	Six Months Ended June 30
	2026	2025
	(Millions of dollars)
Net cash provided by operating activities	$25,147	$13,765
Less: Capital expenditures	(8,601)	(7,639)
Free Cash Flow	$16,546	$6,126
Pension Obligations Information related to pension plan contributions is included in Note 8 Employee Benefits to the Consolidated Financial Statements.
Capital Expenditures The company’s capital expenditures (capex) primarily includes additions to fixed assets or investments for the company’s consolidated subsidiaries and is disclosed in the Consolidated Statement of Cash Flows. Capex in the first six months of 2026 was $962 million higher than the prior year primarily due to spend associated with legacy Hess assets, partially offset by lower spend in the Permian Basin.
Affiliate Capital Expenditures The company’s affiliate capital expenditures (affiliate capex) primarily includes additions to fixed assets or investments in the equity affiliate’s financial statements and does not require cash outlays by the company. Affiliate capex in the first six months of 2026 was $372 million lower than the prior year primarily due to lower spend at CPChem and TCO.

Capex and Affiliate Capex by Business Segment
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Capex	(Millions of dollars)
United States
Upstream	$2,189	$2,281	$4,379	$4,826
Downstream	149	154	240	309
All Other	96	111	149	174
Total United States	2,434	2,546	4,768	5,309
International
Upstream	2,037	1,112	3,712	2,235
Downstream	52	40	99	67
All Other	15	14	22	28
Total International	2,104	1,166	3,833	2,330
Capex	$4,538	$3,712	$8,601	$7,639
Affiliate Capex
Upstream	$116	$173	$226	$379
Downstream	156	269	332	551
Affiliate Capex	$272	$442	$558	$930

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
Item 4.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2026.
(b) Changes in internal control over financial reporting
During the quarter ended June 30, 2026, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
Item 103 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission (SEC) requires disclosure of certain legal proceedings that involve governmental authorities as a party and that the company reasonably believes would result in $1.0 million or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to second quarter 2026 and any material developments with respect to matters previously reported in Chevron’s 2025 Annual Report on Form 10-K.
As previously disclosed, on May 26, 2023, Chevron’s refinery in El Segundo, California notified the U.S. EPA that it had inadvertently overstated the number of biofuel credits generated by co-processing in 2022 in violation of the Renewable Fuel Standard program. Resolution of the alleged violations resulted in the payment of a civil penalty of $1,072,634 in April 2026.
As previously disclosed, on July 22, 2025, the Colorado Energy & Carbon Management Commission (ECMC) issued a notice alleging various violations of reporting rules associated with environmental remediation data. On June 24, 2026, ECMC approved an Administrative Order by Consent (AOC) that will resolve the matter. Pursuant to the AOC, a total civil penalty of $6,416,735 was assessed. Chevron paid $400,000 of the assessed penalty in July 2026. In satisfaction of $1,204,184 of the assessed penalty, Chevron must pay $783,003 to fund public projects designated by ECMC on or before June 24, 2027. The remaining penalty amount of $4,812,551 will be suspended and reduced by 25% for each year that Chevron completes certain actions during a four-year compliance period.
Please see information related to other legal proceedings in Note 11 Litigation.

Item 1A.Risk Factors
Some inherent risks could materially impact the company’s results of operations or financial condition. Information about risk factors for the six months ended June 30, 2026, does not differ materially from that set forth under the heading “Risk Factors” on pages 21 through 27 of the company’s 2025 Annual Report on Form 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1,2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2023 Program (2) (Billions of dollars)
April 1 - April 30, 2026	5,700,908	$188.96	5,694,645	$33.0
May 1 - May 31, 2026	5,128,129	$186.37	5,121,639	$32.0
June 1 - June 30, 2026	5,426,076	$178.71	5,425,556	$31.0
Total	16,255,113	$184.72	16,241,840
(1) Includes common shares repurchased from participants in the company’s executive compensation plans for personal income tax withholdings.
(2) Refer to “Liquidity and Capital Resources” for additional information regarding the company’s authorized stock repurchase program.

Item 5.Other Information
Rule 10b5-1 Plan Elections
During the three months ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

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
Date: August 6, 2026