Form 10-Q
period 2026-09-30
CHEVRON CORP
filed 2026-11-05
CIK 93410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐       No  ☑
There were 1,965,421,686 shares of the company’s common stock outstanding on September 30, 2026.

		Page No.
	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2
PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2026 and 2025	3
	Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 30, 2026 and 2025	4
	Consolidated Balance Sheet at September 30, 2026 and December 31, 2025	5
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	6
	Consolidated Statement of Equity for the Three and Nine Months Ended September 30, 2026 and 2025	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 5.	Other Information	46
Item 6.	Exhibits	47
Signature		48

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
Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil and natural gas prices and demand for the company’s products, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries and other producing countries; technological advancements; changes to government policies in the countries in which the company operates; public health crises, such as pandemics and epidemics, and any related government policies and actions; disruptions in the company’s global supply chain, including supply chain constraints and escalation of the cost of goods and services; changing economic, regulatory and political environments in the various countries in which the company operates, including Venezuela; general domestic and international economic, market and political conditions, including the conflict between Russia and Ukraine, the ongoing conflict in the Middle East and the global response to these hostilities; changing refining, marketing and chemicals margins; the amount and timing of settlements on the company’s commodity derivative contracts; actions of competitors or regulators; timing of exploration expenses; changes in projected future cash flows; timing of crude oil liftings; uncertainties about the estimated quantities of crude oil, natural gas liquids and natural gas reserves; the competitiveness of alternate-energy sources or product substitutes; pace and scale of the development of large carbon capture and storage and offset markets; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil and natural gas development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of the company’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes undertaken or required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures related to greenhouse gas emissions and climate change; the potential liability resulting from pending or future litigation; the company’s ability to achieve the anticipated benefits from the acquisition of Hess Corporation; potential litigation relating to the transaction with Hess Midstream LP that could be instituted against the company or its respective directors; the possibility that any of the anticipated benefits of the transaction with Hess Midstream LP will not be realized or will not be realized within the expected time period; the company’s future acquisitions or dispositions of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government mandated sales, divestitures, recapitalizations, taxes and tax audits, tariffs, sanctions, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; higher inflation and related impacts; material reductions in corporate liquidity and access to debt markets; changes to the company’s capital allocation strategies; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 21 through 27 of the company’s 2025 Annual Report on Form 10-K and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements
CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(Millions of dollars, except per-share amounts)
Revenues and Other Income
Sales and other operating revenues	$65,237	$48,169	$179,992	$138,645
Income (loss) from equity affiliates	2,097	981	4,967	2,337
Other income (loss)	464	576	1,501	1,176
Total Revenues and Other Income	67,798	49,726	186,460	142,158
Costs and Other Deductions
Purchased crude oil and products	36,534	27,398	101,406	82,866
Operating expenses	8,250	7,534	23,377	20,616
Selling, general and administrative expenses	1,227	1,524	3,607	3,634
Exploration expenses	259	288	720	727
Depreciation, depletion and amortization	6,272	5,781	18,162	14,248
Taxes other than on income	1,310	1,347	3,837	3,903
Interest and debt expense	304	370	1,001	856
Other components of net periodic benefit costs	17	70	95	164
Total Costs and Other Deductions	54,173	44,312	152,205	127,014
Income (Loss) Before Income Tax Expense	13,625	5,414	34,255	15,144
Income Tax Expense (Benefit)	3,577	1,801	9,700	5,504
Net Income (Loss)	10,048	3,613	24,555	9,640
Less: Net income (loss) attributable to noncontrolling interests	124	74	349	111
Net Income (Loss) Attributable to Chevron Corporation	$9,924	$3,539	$24,206	$9,529
Per Share of Common Stock
Net Income (Loss) Attributable to Chevron Corporation
- Basic	$5.07	$1.83	$12.29	$5.29
- Diluted	$5.06	$1.82	$12.26	$5.27
Weighted Average Number of Shares Outstanding (000s)
- Basic	1,956,743	1,938,922	1,968,833	1,801,623
- Diluted	1,962,905	1,946,035	1,974,547	1,808,004

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(Millions of dollars)
Net Income (Loss)	$10,048	$3,613	$24,555	$9,640
Currency translation adjustment	29	(9)	(63)	61
Unrealized holding gain (loss) on securities
Net gain (loss) arising during period	—	(2)	1	16
Derivatives
Net derivatives gain (loss) on hedge transactions	(47)	7	(71)	(10)
Reclassification to net income	(129)	(6)	14	34
Income taxes on derivatives transactions	40	(1)	13	(5)
Total	(136)	—	(44)	19
Defined benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss and settlements	63	43	249	118
Actuarial gain (loss) arising during period	242	(80)	525	(46)
Prior service credits (cost)
Amortization to net income of net prior service costs and curtailments	(2)	(4)	(6)	(7)
Prior service (costs) credits arising during period	—	24	—	24
Defined benefit plans sponsored by equity affiliates - benefit (cost)	2	3	7	12
Income (taxes) benefit on defined benefit plans	(69)	1	(189)	(28)
Total	236	(13)	586	73
Other Comprehensive Gain (Loss), Net of Tax	129	(24)	480	169
Comprehensive Income (Loss)	10,177	3,589	25,035	9,809
Comprehensive loss (income) attributable to noncontrolling interests	(124)	(74)	(349)	(111)
Comprehensive Income (Loss) Attributable to Chevron Corporation	$10,053	$3,515	$24,686	$9,698

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	At September 30, 2026	At December 31, 2025
	(Millions of dollars)
Assets
Cash and cash equivalents	$12,804	$6,293
Time deposits	—	4
Accounts and notes receivable (less allowance: 2026 - $184; 2025 - $176)	26,104	18,075
Inventories:
Crude oil and products	7,593	6,640
Chemicals	713	571
Materials, supplies and other	3,087	2,500
Total inventories	11,393	9,711
Prepaid expenses and other current assets	5,828	4,469
Total Current Assets	56,129	38,552
Long-term receivables (less allowance: 2026 - $216; 2025 - $216)	892	1,035
Investments and advances	42,265	43,867
Properties, plant and equipment, at cost	435,874	434,955
Less: Accumulated depreciation, depletion and amortization	224,177	215,226
Properties, plant and equipment, net	211,697	219,729
Deferred charges and other assets	17,321	16,236
Goodwill	4,568	4,568
Assets held for sale	914	25
Total Assets	$333,786	$324,012
Liabilities and Equity
Short-term debt	$731	$977
Accounts payable	26,862	19,280
Accrued liabilities	10,480	10,763
Federal and other taxes on income	2,237	844
Other taxes payable	1,517	1,523
Total Current Liabilities	41,827	33,387
Long-term debt	32,803	39,781
Deferred credits and other noncurrent obligations	24,668	24,543
Noncurrent deferred income taxes	30,693	30,014
Noncurrent employee benefit plans	3,818	4,111
Total Liabilities*	$133,809	$131,836
Preferred stock (authorized 100,000,000 shares; $1.00 par value; none issued)	—	—
Common stock (authorized 6,000,000,000 shares, $0.75 par value; 2,442,676,580 shares issued at September 30, 2026 and December 31, 2025)	1,832	1,832
Capital in excess of par value	34,100	33,886
Retained earnings	219,027	205,365
Accumulated other comprehensive losses	(1,984)	(2,464)
Deferred compensation and benefit plan trust	(240)	(240)
Treasury stock, at cost (477,254,894 and 448,260,458 shares at September 30, 2026 and December 31, 2025, respectively)	(58,408)	(51,929)
Total Chevron Corporation Stockholders’ Equity	194,327	186,450
Noncontrolling interests	5,650	5,726
Total Equity	199,977	192,176
Total Liabilities and Equity	$333,786	$324,012

* Refer to Note 12 Other Contingencies and Commitments.

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2026	2025
	(Millions of dollars)
Operating Activities
Net Income (Loss)	$24,555	$9,640
Adjustments
Depreciation, depletion and amortization	18,162	14,248
Dry hole expense	203	245
Distributions more (less) than income from equity affiliates	797	1,802
Net before-tax losses (gains) on asset retirements and sales	(361)	(302)
Net foreign currency effects	267	444
Deferred income tax provision	170	709
Net decrease (increase) in operating working capital	(2,218)	(2,685)
Decrease (increase) in long-term receivables	143	(85)
Net decrease (increase) in other deferred charges	36	(380)
Cash contributions to employee pension plans	(538)	(538)
Other	(55)	52
Net Cash Provided by Operating Activities	41,161	23,150
Investing Activities
Acquisition of businesses, net of cash received	—	1,056
Acquisition of Hess Corporation common stock	—	(2,225)
Capital expenditures	(12,612)	(12,083)
Proceeds and deposits related to asset sales and returns of investment	1,065	1,473
Net maturities of (investments in) time deposits	3	2
Net repayment (borrowing) of loans by equity affiliates	1,971	798
Net Cash Used for Investing Activities	(9,573)	(10,979)
Financing Activities
Net borrowings (repayments) of short-term obligations	(4,305)	(819)
Proceeds from issuances of long-term debt	99	11,166
Repayments of long-term debt and other financing obligations	(3,088)	(3,557)
Cash dividends - common stock	(10,512)	(9,347)
Net contributions from (distributions to) noncontrolling interests	(417)	(220)
Net sales (purchases) of treasury shares	(6,708)	(8,914)
Net Cash Provided by (Used for) Financing Activities	(24,931)	(11,691)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(23)	41
Net Change in Cash, Cash Equivalents and Restricted Cash	6,634	521
Cash, Cash Equivalents and Restricted Cash at January 1	7,285	8,262
Cash, Cash Equivalents and Restricted Cash at September 30	$13,919	$8,783

See accompanying notes to consolidated financial statements.

CHEVRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Millions of dollars)			Accumulated	Treasury	Chevron Corp.	Non-
	Common	Retained	Other Comp.	Stock	Stockholders’	Controlling	Total
Three Months Ended September 30	Stock(1)	Earnings	Income (Loss)	(at cost)	Equity	Interests	Equity
Balance at June 30, 2025	$23,395	$205,905	$(2,567)	$(80,316)	$146,417	$841	$147,258
Treasury stock transactions	251	—	—	—	251	—	251
Hess Corporation acquisition	11,775	—	—	33,828	45,603	5,035	50,638
Net income (loss)	—	3,539	—	—	3,539	74	3,613
Cash dividends ($1.71 per share)	—	(3,429)	—	—	(3,429)	(193)	(3,622)
Stock dividends	—	(9)	—	—	(9)	—	(9)
Other comprehensive income	—	—	(24)	—	(24)	—	(24)
Purchases of treasury shares(2)	—	—	—	(2,590)	(2,590)	—	(2,590)
Issuances of treasury shares	(17)	—	—	102	85	—	85
Balance at September 30, 2025	$35,404	$206,006	$(2,591)	$(48,976)	$189,843	$5,757	$195,600

Balance at June 30, 2026	$35,591	$212,595	$(2,113)	$(56,190)	$189,883	$5,675	$195,558
Treasury stock transactions	(67)	—	—	—	(67)	—	(67)
Net income (loss)	—	9,924	—	—	9,924	124	10,048
Cash dividends ($1.78 per share)	—	(3,482)	—	—	(3,482)	(149)	(3,631)
Stock dividends	—	(10)	—	—	(10)	—	(10)
Other comprehensive income	—	—	129	—	129	—	129
Purchases of treasury shares(2)	—	—	—	(2,523)	(2,523)	—	(2,523)
Issuances of treasury shares	168	—	—	305	473	—	473
Balance at September 30, 2026	$35,692	$219,027	$(1,984)	$(58,408)	$194,327	$5,650	$199,977

Nine Months Ended September 30
Balance at December 31, 2024	$23,263	$205,852	$(2,760)	$(74,037)	$152,318	$839	$153,157
Treasury stock transactions	450	—	—	—	450	—	450
Hess Corporation acquisition	11,775	—	—	33,828	45,603	5,035	50,638
Net income (loss)	—	9,529	—	—	9,529	111	9,640
Cash dividends ($5.13 per share)	—	(9,347)	—	—	(9,347)	(228)	(9,575)
Stock dividends	—	(27)	—	—	(27)	—	(27)
Other comprehensive income	—	—	169	—	169	—	169
Purchases of treasury shares	—	—	—	(9,312)	(9,312)	—	(9,312)
Issuances of treasury shares	(84)	—	—	545	461	—	461
Other changes, net	—	(1)	—	—	(1)	—	(1)
Balance at September 30, 2025	$35,404	$206,006	$(2,591)	$(48,976)	$189,843	$5,757	$195,600

Balance at December 31, 2025	$35,478	$205,365	$(2,464)	$(51,929)	$186,450	$5,726	$192,176
Treasury stock transactions	44	—	—	—	44	—	44
Net income (loss)	—	24,206	—	—	24,206	349	24,555
Cash dividends ($5.34 per share)	—	(10,512)	—	—	(10,512)	(426)	(10,938)
Stock dividends	—	(32)	—	—	(32)	—	(32)
Other comprehensive income	—	—	480	—	480	—	480
Purchases of treasury shares(2)	—	—	—	(8,247)	(8,247)	—	(8,247)
Issuances of treasury shares	170	—	—	1,768	1,938	—	1,938
Other changes, net	—	—	—	—	—	1	1
Balance at September 30, 2026	$35,692	$219,027	$(1,984)	$(58,408)	$194,327	$5,650	$199,977

(Number of Shares)	Common Stock - 2026				Common Stock - 2025
Three Months Ended September 30	Issued(3)	Treasury	Outstanding		Issued(3)	Treasury	Outstanding
Balance at June 30	2,442,676,580	(466,905,306)	1,975,771,274		2,442,676,580	(714,686,204)	1,727,990,376
Purchases	—	(12,874,161)	(12,874,161)		—	(16,623,281)	(16,623,281)
Issuances	—	2,524,573	2,524,573		—	302,154,502	302,154,502
Balance at September 30	2,442,676,580	(477,254,894)	1,965,421,686		2,442,676,580	(429,154,983)	2,013,521,597

Nine Months Ended September 30
Balance at December 31	2,442,676,580	(448,260,458)	1,994,416,122		2,442,676,580	(673,664,306)	1,769,012,274
Purchases	—	(43,125,751)	(43,125,751)		—	(60,331,630)	(60,331,630)
Issuances	—	14,131,315	14,131,315		—	304,840,953	304,840,953
Balance at September 30	2,442,676,580	(477,254,894)	1,965,421,686		2,442,676,580	(429,154,983)	2,013,521,597
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General
Basis of Presentation The accompanying consolidated financial statements of Chevron Corporation and its subsidiaries (together, Chevron or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three- and nine-month periods ended September 30, 2026, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Chevron.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2025 Annual Report on Form 10-K.

Note 2. Changes in Accumulated Other Comprehensive Losses
The change in Accumulated Other Comprehensive Losses (AOCL) presented on the Consolidated Balance Sheet and the impact of significant amounts reclassified from AOCL on information presented in the Consolidated Statement of Income for the nine months ended September 30, 2026 and 2025, are reflected in the table below.
Changes in Accumulated Other Comprehensive Income (Loss) by Component(1)

	Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Securities	Derivatives	Defined Benefit Plans	Total
	(Millions of dollars)
Balance at December 31, 2024	$(259)	$(19)	$(14)	$(2,468)	$(2,760)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	61	16	(15)	(10)	52
Reclassifications(2) (3)	—	—	34	83	117
Net Other Comprehensive Income (Loss)	61	16	19	73	169
Balance at September 30, 2025	$(198)	$(3)	$5	$(2,395)	$(2,591)

Balance at December 31, 2025	$(199)	$(4)	$8	$(2,269)	$(2,464)
Components of Other Comprehensive Income (Loss):
Before Reclassifications	(63)	1	(58)	402	282
Reclassifications(2) (3)	—	—	14	184	198
Net Other Comprehensive Income (Loss)	(63)	1	(44)	586	480
Balance at September 30, 2026	$(262)	$(3)	$(36)	$(1,683)	$(1,984)
(1)All amounts are net of tax.
(2)Refer to Note 14 Financial and Derivative Instruments for reclassified components of cash flow hedging.
(3)Refer to Note 8 Employee Benefits for reclassified components, including amortization of actuarial gains or losses, amortization of prior service costs, and special events, including settlements, totaling $243 that are included in employee benefit costs for the nine months ended September 30, 2026. Related income taxes for the same period, totaling $59, are reflected in “Income Tax Expense (Benefit)” on the Consolidated Statement of Income. All other reclassified amounts were insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3. Information Relating to the Consolidated Statement of Cash Flows

	Nine Months Ended September 30
	2026	2025
	(Millions of dollars)
Distributions more (less) than income from equity affiliates included the following:
Distributions from equity affiliates	$5,764	$4,139
(Income) loss from equity affiliates	(4,967)	(2,337)
Distributions more (less) than income from equity affiliates	$797	$1,802
Net decrease (increase) in operating working capital was composed of the following:
Decrease (increase) in accounts and notes receivable	$(8,098)	$4,018
Decrease (increase) in inventories	(1,675)	(767)
Decrease (increase) in prepaid expenses and other current assets	(1,182)	(375)
Increase (decrease) in accounts payable and accrued liabilities	7,242	(4,193)
Increase (decrease) in income and other taxes payable	1,495	(1,368)
Net decrease (increase) in operating working capital	$(2,218)	$(2,685)
Net cash provided by operating activities included the following cash payments:
Interest on debt (net of capitalized interest)	$1,002	$573
Income taxes	8,007	5,524
Proceeds and deposits related to asset sales and returns of investment consisted of the following gross amounts:
Proceeds and deposits related to asset sales	$941	$1,380
Returns of investment from equity affiliates	124	93
Proceeds and deposits related to asset sales and returns of investment	$1,065	$1,473
Net maturities of (investments in) time deposits consisted of the following gross amounts:
Investments in time deposits	$(7)	$(12)
Maturities of time deposits	10	14
Net maturities of (investments in) time deposits	$3	$2
Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:
Borrowing of loans by equity affiliates	$(93)	$(263)
Repayment of loans by equity affiliates	2,064	1,061
Net repayment (borrowing) of loans by equity affiliates	$1,971	$798
Net borrowings (repayments) of short-term obligations consisted of the following gross and net amounts:
Proceeds from issuances of short-term debt obligations	$4,882	$6,779
Repayments of short-term debt obligations	(6,094)	(5,944)
Net borrowings (repayments) of short-term debt obligations with three months or less maturity	(3,093)	(1,654)
Net borrowings (repayments) of short-term obligations	$(4,305)	$(819)
Net contributions from (distributions to) noncontrolling interests consisted of the following gross amounts:
Distributions to noncontrolling interests	$(426)	$(228)
Contributions from noncontrolling interests	9	8
Net contributions from (distributions to) noncontrolling interests	$(417)	$(220)
Net sales (purchases) of treasury shares consisted of the following gross and net amounts:
Shares issued for share-based compensation plans	$1,483	$313
Shares purchased under share repurchase and executive compensation plans	(8,077)	(9,081)
Share repurchase excise tax payment	(114)	(146)
Net sales (purchases) of treasury shares	$(6,708)	$(8,914)
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
The company paid dividends of $1.78 per share of common stock in third quarter 2026. This compares to dividends of $1.71 per share paid in the year-ago corresponding period.
The components of “Capital expenditures” are presented in the following table:

	Nine Months Ended September 30
	2026	2025
	(Millions of dollars)
Additions to properties, plant and equipment	$12,091	$11,715
Additions to investments	330	150
Current-year dry hole expenditures	191	218
Capital expenditures	$12,612	$12,083
The table below quantifies the beginning and ending balances of restricted cash and restricted cash equivalents in the Consolidated Balance Sheet:

	At September 30		At December 31
	2026	2025	2025	2024
	(Millions of dollars)		(Millions of dollars)
Cash and cash equivalents	$12,804	$7,725	$6,293	$6,781
Restricted cash included in “Prepaid expenses and other current assets”	289	247	174	281
Restricted cash included in “Deferred charges and other assets”	826	811	818	1,200
Total cash, cash equivalents and restricted cash	$13,919	$8,783	$7,285	$8,262
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5. Summarized Financial Data — Tengizchevroil LLP
Chevron has a 50 percent equity ownership interest in Tengizchevroil LLP (TCO). Summarized financial information for 100 percent of TCO is presented in the following table:

	Nine Months Ended September 30
	2026	2025
	(Millions of dollars)
Sales and other operating revenues	$21,786	$17,101
Costs and other deductions	15,313	14,101
Net income attributable to TCO	$4,618	$2,209
Note 6. Summarized Financial Data — Chevron U.S.A. Inc.
Chevron U.S.A. Inc. (CUSA) is a major subsidiary of Chevron Corporation. CUSA and its subsidiaries manage and operate most of Chevron’s U.S. businesses. Assets include those related to the exploration and production of crude oil, natural gas liquids and natural gas and those associated with refining, marketing, and supply and distribution of products derived from petroleum, excluding most of the regulated pipeline operations of Chevron. CUSA also holds the company’s investments in the Chevron Phillips Chemical Company LLC (CPChem) and the Energy Forge LLC joint ventures, which are accounted for using the equity method.
The summarized financial information for CUSA and its consolidated subsidiaries is as follows:

	Nine Months Ended September 30
	2026	2025
	(Millions of dollars)
Sales and other operating revenues	$143,600	$107,295
Costs and other deductions	132,575	102,605
Net income (loss) attributable to CUSA	$9,242	$4,148

	At September 30, 2026	At December 31, 2025
	(Millions of dollars)
Current assets	$25,205	$18,442
Other assets	59,368	59,166
Current liabilities	27,172	22,943
Other liabilities	31,076	31,646
Total CUSA net equity	$26,325	$23,019
Memo: Total debt	$19,217	$19,371

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7. Operating Segments and Geographic Data

	Upstream		Downstream		Segment Total	All Other	Total
Three months ended September 30, 2026	U.S.	Int’l.	U.S.	Int’l.
Sales and other operating revenues before elimination	$15,293	$17,543	$26,957	$24,084	$83,877	$176	$84,053
Intersegment revenue elimination	(9,245)	(5,291)	(3,216)	(913)	(18,665)	(151)	(18,816)
Sales and Other Operating Revenues	6,048	12,252	23,741	23,171	65,212	25	65,237

Income (loss) from equity affiliates	(3)	1,247	365	488	2,097	—	2,097
Other income (loss)(1)	100	161	22	39	322	142	464
Total Revenues and Other Income	6,145	13,660	24,128	23,698	67,631	167	67,798

Intersegment product transfers(2)	7,959	2,403	(9,533)	(959)	(130)	130	—
Less expenses:
Purchased crude oil and products	4,172	6,599	7,289	18,474	36,534	—	36,534
Operating and SG&A expenses	2,339	1,727	2,410	2,140	8,616	878	9,494
Depreciation, depletion and amortization	2,845	3,011	263	77	6,196	76	6,272
Other costs and deductions(3)	448	408	189	496	1,541	332	1,873
Total Costs and Other Deductions	9,804	11,745	10,151	21,187	52,887	1,286	54,173

Income Tax Expense (Benefit)	954	1,912	859	136	3,861	(284)	3,577
Less: Net income (loss) attributable to non-controlling interests	53	1	—	70	124	—	124
Net Income (Loss) Attributable to Chevron Corporation	$3,293	$2,405	$3,585	$1,346	$10,629	$(705)	$9,924
Values presented in millions of dollars and have been adjusted for eliminations, unless otherwise specified.
(1) Includes interest income of $93 in “All Other.”
(2) Valuation of product transfers between operating segments.
(3) Includes interest expense of $244 in “All Other.”

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
Values presented in millions of dollars and have been adjusted for eliminations, unless otherwise specified.
(1) Includes interest income of $61 in “All Other.”
(2) Valuation of product transfers between operating segments.
(3) Includes interest expense of $329 in “All Other.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Upstream		Downstream		Segment Total	All Other	Total
Nine Months Ended September 30, 2026	U.S.	Int'l.	U.S.	Int'l.
Sales and other operating revenues before elimination	$44,104	$48,079	$74,261	$68,200	$234,644	$453	$235,097
Intersegment revenue elimination	(26,309)	(16,867)	(9,384)	(2,156)	(54,716)	(389)	(55,105)
Sales and Other Operating Revenues	17,795	31,212	64,877	66,044	179,928	64	179,992

Income (loss) from equity affiliates	(42)	3,158	973	878	4,967	—	4,967
Other income (loss)(1)	119	665	52	287	1,123	378	1,501
Total Revenues and Other Income	17,872	35,035	65,902	67,209	186,018	442	186,460

Intersegment product transfers(2)	23,222	8,201	(26,771)	(4,917)	(265)	265	—
Less expenses:
Purchased crude oil and products	12,275	14,761	22,945	51,425	101,406	—	101,406
Operating and SG&A expenses	6,857	4,571	7,258	5,846	24,532	2,547	27,079
Depreciation, depletion and amortization	8,808	8,116	780	225	17,929	233	18,162
Other costs and deductions(3)	1,404	1,079	466	1,454	4,403	1,155	5,558
Total Costs and Other Deductions	29,344	28,527	31,449	58,950	148,270	3,935	152,205

Income Tax Expense (Benefit)	2,641	5,862	1,490	370	10,363	(663)	9,700
Less: Net income (loss) attributable to non-controlling interests	163	4	—	182	349	—	349
Net Income (Loss) Attributable to Chevron Corporation	$8,946	$8,843	$6,192	$2,790	$26,771	$(2,565)	$24,206
Values presented in millions of dollars and have been adjusted for eliminations, unless otherwise specified.
(1) Includes interest income of $214 in “All Other.”
(2) Valuation of product transfers between operating segments.
(3) Includes interest expense of $872 in “All Other.”

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
Values presented in millions of dollars and have been adjusted for eliminations, unless otherwise specified.
(1) Includes interest income of $193 in “All Other.”
(2) Valuation of product transfers between operating segments.
(3) Includes interest expense of $771 in “All Other.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment Assets Segment assets do not include intercompany investments or intercompany receivables. Segment assets at September 30, 2026, and December 31, 2025, are as follows:

	At September 30, 2026	At December 31, 2025
Segment Assets	(Millions of dollars)
Upstream
United States	$82,274	$84,559
International	165,651	168,200
Goodwill	4,216	4,216
Total Upstream	252,141	256,975
Downstream
United States	36,530	33,745
International	25,638	21,146
Goodwill	352	352
Total Downstream	62,520	55,243
Total Segment Assets	314,661	312,218
All Other
United States	17,075	10,396
International	2,050	1,398
Total All Other	19,125	11,794
Total Assets — United States	135,879	128,700
Total Assets — International	193,339	190,744
Goodwill	4,568	4,568
Total Assets	$333,786	$324,012

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
The components of net periodic benefit costs for 2026 and 2025 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(Millions of dollars)		(Millions of dollars)
Pension Benefits
United States
Service cost	$85	$92	$257	$271
Interest cost	128	132	371	379
Expected return on plan assets	(193)	(197)	(582)	(544)
Amortization of prior service costs (credits)	1	1	3	3
Amortization of actuarial losses (gains)	22	38	75	98
Settlement losses (gains)	32	—	145	—
Curtailment losses (gains)	—	30	—	101
Special termination benefits	—	26	—	26
Total United States	75	122	269	334
International
Service cost	16	13	47	42
Interest cost	60	55	180	151
Expected return on plan assets	(63)	(53)	(189)	(148)
Amortization of prior service costs (credits)	3	2	8	8
Amortization of actuarial losses (gains)	12	9	37	33
Total International	28	26	83	86
Net Periodic Pension Benefit Costs	$103	$148	$352	$420
Other Benefits(1)
Service cost	$7	$7	$22	$22
Interest cost	25	25	73	75
Amortization of prior service costs (credits)	(6)	(6)	(17)	(17)
Amortization of actuarial losses (gains)	(3)	(4)	(8)	(13)
Curtailment losses (gains)	—	(1)	—	(1)
Net Periodic Other Benefit Costs	$23	$21	$70	$66
(1) Includes costs for U.S. and international OPEB plans. Obligations for plans outside the United States are not significant relative to the company’s total OPEB obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Through September 30, 2026, a total of $538 million was contributed to employee pension plans (including $450 million to the U.S. plans). Total contributions for the full year are currently estimated to be approximately $775 million ($675 million for the U.S. plans and $100 million for the international plans). Contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory requirements, and other economic factors. Additional funding may ultimately be required if investment returns are insufficient to offset increases in plan obligations.
During the first nine months of 2026, the company contributed $113 million to its OPEB plans.
Note 9. Assets Held For Sale
At September 30, 2026, the company classified $914 million of net properties, plant and equipment as “Assets held for sale” on the Consolidated Balance Sheet. These assets are associated with upstream and downstream operations that are expected to be sold in the next 12 months. The revenues and earnings contributions of these assets in 2025 and the first nine months of 2026 were not material.
Note 10. Income Taxes
The income tax expense increased $1.8 billion between quarterly periods from $1.8 billion in 2025 to $3.6 billion in 2026. The company’s income before income tax expense increased $8.2 billion from $5.4 billion in 2025 to $13.6 billion in 2026, primarily due to higher upstream realizations and higher downstream margins on refined product sales. The company’s effective tax rate decreased between quarterly periods from 33 percent in 2025 to 26 percent in 2026. The change in effective tax rate was primarily due to mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions, and a decrease in current period unfavorable tax items relative to the company’s income before tax.
The income tax expense increased $4.2 billion between nine-month periods from $5.5 billion in 2025 to $9.7 billion in 2026. The company’s income before income tax expense increased $19.1 billion, from $15.1 billion in 2025 to $34.3 billion in 2026, primarily due to higher upstream realizations and sales volumes, and higher downstream margins on refined product sales, partly offset by higher depreciation, depletion and amortization. The company’s effective tax rate decreased between nine-month periods from 36 percent in 2025 to 28 percent in 2026. The change in effective tax rate was primarily due to mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions, and a decrease in current period unfavorable tax items relative to the company’s income before tax.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 11. Litigation
Climate Change
Governmental and other plaintiffs in various jurisdictions across the United States have brought lawsuits against fossil fuel producing companies, including Chevron entities, purporting to seek legal and equitable relief to address alleged impacts of climate change. Chevron entities are or were among the codefendants in 35 separate lawsuits filed by various U.S. cities and counties, seven U.S. states, the District of Columbia, the Commonwealth of Puerto Rico, two Native American tribes, and a trade group in both federal and state courts.1 The lawsuits have asserted various causes of action, including public nuisance, private nuisance, failure to warn, fraud, conspiracy to commit fraud, design defect, product defect, trespass, negligence, impairment of public trust, equitable relief for pollution, impairment and destruction of natural resources, unjust enrichment, violations of consumer and environmental protection statutes, violations of unfair competition statutes, violations of federal and state antitrust statutes, and violations of federal and state RICO statutes, based upon, among other things, the company’s production of oil and gas products and alleged misrepresentations or omissions relating to climate change risks associated with those products. Further such lawsuits are likely to be brought by other parties. While defendants have sought to remove cases filed in state court to federal court, most of those cases have been remanded to state court and the U.S. Supreme Court has denied petitions for certiorari on the question of whether federal courts have jurisdiction over those cases. The U.S. Supreme Court has also denied certiorari to review a decision from the Hawaii Supreme Court allowing claims brought by the City and County of Honolulu to proceed past the pleadings. On October 5, 2026, the U.S. Supreme Court heard argument in Suncor Energy (U.S.A.) Inc., et al. v. County Commissioners of Boulder County, et. al. (No. 25‑170), a case in which no Chevron entity is a party, to address the questions of whether federal law precludes state‑law claims seeking relief for injuries allegedly caused by the effects of interstate and international greenhouse gas emissions on the global climate and whether the U.S. Supreme Court has statutory and Article III jurisdiction to hear that case. The unprecedented legal theories set forth in these climate lawsuits include claims for damages (both compensatory and punitive), injunctive and other forms of equitable relief, including without limitation abatement, contribution to abatement funds, disgorgement of profits and equitable relief for pollution, impairment and destruction of natural resources, civil penalties and liability for fees and costs of suits. Due to the unprecedented nature of the suits, the company is unable to estimate any range of possible liability, but given the uncertainty of litigation there can be no assurance that the cases will not have a material adverse effect on the company’s results of operations and financial condition. Management believes that these lawsuits are legally and factually meritless and detract from constructive efforts to address the important policy issues presented by climate change and will vigorously defend against such lawsuits.
1The cases are: City of Annapolis v. BP P.L.C., et al., No. C-02-CV-21-000250 (Md. Cir. Ct.) (dismissed on the merits; dismissal affirmed by the Supreme Court of Maryland); Anne Arundel County v. BP P.L.C., et al., No. C-02-CV-21-000565 (Md. Cir. Ct.) (dismissed on the merits; dismissal affirmed by the Supreme Court of Maryland); Mayor and City Council of Baltimore v. BP P.L.C., et al., No. 24-C-18-004219 (Md. Cir. Ct.) (dismissed on the merits; dismissal affirmed by the Supreme Court of Maryland); Municipality of Bayamon et al. v. Exxon Mobil Corp., et al., No. 22-cv-1550 (D.P.R.) (dismissed on the merits; Plaintiffs’ appeal pending); People ex rel. Bonta v. Exxon Mobil Corp., et al., No. CGC-23-609134 (Cal. Super. Ct.); Bucks County v. BP P.L.C., et al., No. 2024-01836 (Pa. Ct. Com. Pl.) (dismissed on the merits; Plaintiff’s appeal pending); City of Charleston v. Brabham Oil Co., et al., No. 2020-CP-10-3975 (S.C. Ct. of Com. Pl.) (dismissed on the merits and for lack of personal jurisdiction); City of Chicago v. BP P.L.C., et al., No. 2024CH01024 (Ill. Cir. Ct.); District of Columbia v. Exxon Mobil Corp., et al., No. 2020-CA-002892-B (D.C. Super. Ct.); Delaware ex rel. Jennings v. BP America Inc., et al., C.A. No. N20C-09-097 (Del. Super. Ct.) (dismissed on the merits in substantial part); State of Hawaii v. BP P.L.C., et al., 1CCV-25-0000717 (Haw. Cir. Ct.); City of Hoboken v. Exxon Mobil Corp., et al., No. HUD-L-003179-20 (N.J. Super. Ct.); City and County of Honolulu, et al. v. Sunoco LP, et al., No. 1CCV-20-0000380 (Haw. Cir. Ct.); City of Imperial Beach v. Chevron Corp., et al., No. C17-01227 (Cal. Super. Ct.); King County v. BP P.L.C., et al., No. 18-2-11859-0 (Wash. Super. Ct.) (voluntarily dismissed); Maine v. BP P.L.C. et al., No. PORSC-CV-24-442 (Me. Super. Ct.); Makah Indian Tribe v. Exxon Mobil Corp., et al., No. 23-25216-1-SEA (Wash. Super. Ct.); County of Marin v. Chevron Corp., et al., No. 17-cv-02586 (Cal. Super. Ct.); County of Maui v. Sunoco LP, et al., No. 2CCV-20-0000283 (Haw. Cir. Ct.); The People of the State of Michigan v. BP p.l.c., et al., Civ. No. 26-cv-00254 (W.D. Mich.) (dismissed on the merits); County of Middlesex v. Exxon Mobil Corp., et al., No. MID-L-006502-26 (N.J. Super. Ct.); County of Multnomah v. Exxon Mobil Corp., et al., No. 23-cv-25164 (Or. Cir. Ct.); City of New York v. Chevron Corp., et al., No. 18-cv-00182 (S.D.N.Y.) (dismissed on the merits; dismissal affirmed by the U.S. Court of Appeals for the Second Circuit); City of Oakland v. BP P.L.C., et al., No. RG17875889 (Cal. Super. Ct.); Pacific Coast Federation of Fishermen’s Associations, Inc. v. Chevron Corp., et al., No. CGC-18-571285 (Cal. Super. Ct.) (voluntarily dismissed); Platkin, et al. v. Exxon Mobil Corp., et al., No. MER-L-001797-22 (N.J. Super. Ct.) (dismissed on the merits; Plaintiffs’ appeal pending); Estado Libre Asociado de Puerto Rico [Commonwealth of Puerto Rico] v. Exxon Mobil Corp., et al., No. SJ2024CV06512 (Tribunal de Primera Instancia, Estado Libre Asociado de P.R.) [P.R. Ct. of First Instance, Commonwealth of P.R.] (voluntarily dismissed); State of Rhode Island v. Chevron Corp., et al., C.A. No. PC-2018-4716 (R.I. Super. Ct.); City of Richmond v. Chevron Corp., et al., No. C18-00055 (Cal. Super. Ct.); City of San Francisco v. BP P.L.C., et al., No. CGC-17-561370 (Cal. Super. Ct.); Municipality of San Juan, Puerto Rico v. Exxon Mobil Corp., et al., No. 23-cv-01608 (D.P.R.) (dismissed on the merits; Plaintiff’s appeal pending); County of San Mateo v. Chevron Corp., et al., No. 17-CIV-03222 (Cal. Super. Ct.); City of Santa Cruz v. Chevron Corp., et al., No. 17-CV-03243 (Cal. Super. Ct.); County of Santa Cruz v. Chevron Corp., et al., No. 17-CV-03242 (Cal. Super. Ct.); Shoalwater Bay Indian Tribe v. Exxon Mobil Corp., et al., No. 23-2-25215-2-SEA (Wash. Super. Ct.).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Louisiana
Seven coastal parishes and the State of Louisiana have filed lawsuits in Louisiana against numerous oil and gas companies seeking remediation damages for coastal erosion in or near oil fields located within Louisiana’s coastal zone under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA). Chevron entities are defendants in 34 of these cases.2 The lawsuits allege that the defendants’ historical operations were conducted without necessary permits or failed to comply with permits obtained and seek remediation damages and other relief, including the costs of restoring coastal wetlands allegedly impacted by oil field operations. Further such proceedings may be brought by other parties. Most of these cases have been remanded to Louisiana state court. In April 2025, a jury in a Louisiana state court awarded Plaquemines Parish $744.6 million in a trial against Chevron entities (i.e., Plaquemines Parish v. Rozel Operating Co., et al. (“Rozel”)). The state court judge continued a hearing on Plaquemines Parish’s motion for entry of judgment on the Rozel trial verdict and stayed that case pending a decision by the United States Supreme Court on whether certain cases belong in federal, rather than state, court. In April 2026, the U.S. Supreme Court held that the Plaquemines Parish coastal erosion lawsuit was related to actions taken under federal direction for purposes of the federal-officer removal statute and remanded the matter for further proceedings. The Louisiana state-court verdict against the company in Rozel remains subject to further judicial proceedings regarding the effect of the Supreme Court’s ruling, including potential vacatur and further litigation in federal court.
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
2 The cases are: Cameron Parish v. Alpine Exploration Companies, Inc., et al., No. 10-19580 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. Apache Corporation (of Delaware), et al., No. 10-19579 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. Ballard Exploration Company, Inc., et al., No. 10-19574 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. Bay Coquille, Inc., et al., No. 10-19581 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. BEPCO, LP, et al., No. 10-19572 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. BP America Production Company, et al., No. 10-19576 (38th Jud. Dist. Ct., Cameron Par.); Cameron Parish v. Brammer Engineering, Inc., et al., No. 10-19573 (38th Jud. Dist. Ct., Cameron Par.); Jefferson Parish v. Anadarko E&P Onshore LLC, et al., No. 732-772 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. Atlantic Richfield Company, et al., No. 732-768 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. Canlan Oil Company, et al., No. 732-771 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. Chevron U.S.A. Holdings, Inc., et al., No. 732-769 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. Destin Operating Company, Inc., et al., No. 732-770 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. Equitable Petroleum Corporation, et al., No. 732-775 (24th Jud. Dist. Ct., Jefferson Par.); Jefferson Parish v. ExxonMobil Corporation, et al., No. 732-774 (24th Jud. Dist. Ct., Jefferson Par.); Plaquemines Parish v. Apache Oil Corporation, et al., No. 61-000 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Campbell Energy Corporation, et al., No. 61-001 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. ConocoPhillips Co., et al., No. 60-982 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Devon Energy Production Company, L.P., et al., No. 60-995 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Equitable Petroleum Corporation, et al., No. 60-986 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Exchange Oil & Gas Corp., et al., No. 60-984 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Goodrich Petroleum Company, L.L.C., et al., No. 60-994 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Great Southern Oil & Gas Company, Inc., et al., No. 60-998 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Helis Oil & Gas Company, et al., No. 60-990 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. HHE Energy Co., et al., No. 60-983 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Hilcorp Energy Company, et al., No. 60-999 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. June Energy, et al., No. 60-987 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Linder Oil Company, et al., No. 60-988 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. LLOG Exploration & Production Co., et al., No. 60-985 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Northcoast Oil Company, et al., No. 60-992 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Palm Energy Offshore, L.L.C., et al., No. 60-997 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. Rozel Operating Co., et al., No. 60-996 (25th Jud. Dist. Ct., Plaquemines Par.); Plaquemines Parish v. TotalPetrochemicals & Refining USA, Inc., et al., No. 61-002 (25th Jud. Dist. Ct., Plaquemines Par.); St. Bernard Parish v. Atlantic Richfield, et al., No. 16-1228 (34th Jud. Dist. Ct., St. Bernard Par.); Stutes v. Gulfport Energy Corporation, et al., No. 102,146 (15th Jud. Dist. Ct., Vermilion Par.).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 12. Other Contingencies and Commitments
Income Taxes The company calculates its income tax expense and liabilities quarterly. These liabilities generally are subject to audit and are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been calculated.
Settlement of open tax years, as well as other tax issues in countries where the company conducts its businesses, is not expected to have a material effect on the consolidated financial position or liquidity of the company and, in the opinion of management, adequate provision has been made for income taxes for all years under examination or subject to future examination.
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
Although the company has provided for known environmental obligations that are probable and reasonably estimable, it is likely that the company will continue to incur additional liabilities. The amount of additional future costs is not fully determinable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions that may be required, the determination of the company’s liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties. These future costs may be material to results of operations in the period in which they are recognized, but the company does not expect these costs will have a material effect on its consolidated financial position or liquidity.
Decommissioning Obligations for Previously Divested Assets Some assets are divested along with their related liabilities, such as decommissioning obligations. In certain instances, such transferred obligations have returned and may continue to return to the company. To the extent the current owners of the company’s previously divested assets default on their decommissioning obligations, regulators may require that Chevron assume such obligations. The nature and amount of the loss is disclosed when it is reasonably possible that the loss could be material. The company accrues a liability when management determines the obligation to be both probable and reasonably estimable. The company could have additional significant obligations revert, primarily in the United States, but is not currently aware of any such obligations that are reasonably possible to be material. The liability balance at September 30, 2026 is $1.9 billion.
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
The fair value hierarchy for assets and liabilities measured at fair value at September 30, 2026, and December 31, 2025, is shown in the table below. Refer to Note 14. Financial and Derivative Instruments for the gross amounts of derivative assets and liabilities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2026				At December 31, 2025
	(Millions of dollars)
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivatives - not designated	$11	$8	$3	$—	$254	$228	$26	$—
Derivatives - designated	—	—	—	—	10	10	—	—
Total Assets at Fair Value	$11	$8	$3	$—	$264	$238	$26	$—
Derivatives - not designated	100	70	30	—	68	15	53	—
Derivatives - designated	2	2	—	—	—	—	—	—
Total Liabilities at Fair Value	$102	$72	$30	$—	$68	$15	$53	$—
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
Assets and liabilities carried at fair value at September 30, 2026, and December 31, 2025, are as follows:
Cash and Cash Equivalents The company holds cash equivalents in U.S. and non-U.S. portfolios. The instruments classified as cash equivalents are primarily bank deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $12.8 billion and $6.3 billion at September 30, 2026, and December 31, 2025, respectively. The fair values of cash and cash equivalents are classified as Level 1 and reflect the cash that would have been received if the instruments were settled at September 30, 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Cash had a carrying/fair value of $1.1 billion and $1.0 billion at September 30, 2026, and December 31, 2025, respectively. At September 30, 2026, restricted cash is classified as Level 1 and includes restricted funds mainly related to certain upstream decommissioning activities and financing programs that are reported in “Prepaid expenses and other current assets” and “Deferred charges and other assets” on the Consolidated Balance Sheet.
Long-Term Debt excluding amounts reclassified from short-term debt and finance lease obligations had a net carrying value of $22.8 billion and $28.5 billion at September 30, 2026, and December 31, 2025, respectively. Long-term debt primarily includes corporate-issued bonds. The fair value of these obligations was $21.7 billion and $28.6 billion at September 30, 2026, and December 31, 2025, respectively. At September 30, 2026, the fair value of these obligations classified as Level 1 was $18.2 billion and Level 2 was $3.5 billion.
The carrying values of other short-term financial assets and liabilities on the Consolidated Balance Sheet approximate their fair values. Fair value remeasurements of other financial instruments at September 30, 2026, and December 31, 2025, were not material.
Properties, plant and equipment The company did not have any individually material impairments of long- lived assets measured at fair value on a nonrecurring basis to report in third quarter 2026 or 2025.
Investments and advances The company did not have any individually material impairments of investments and advances measured at fair value on a nonrecurring basis to report in third quarter 2026 or 2025.
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
Although historically the company’s derivative instruments have not been material to its consolidated financial position, results of operations or liquidity, heightened volatility in commodity prices associated with the ongoing conflict in the Middle East resulted in significant mark-to-market earnings and cash flow impacts during 2026. The company actively manages market and liquidity risks and has sufficient liquidity to meet collateral requirements, which are generally short-term in nature.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Derivative instruments measured at fair value at September 30, 2026, and December 31, 2025, and their classification on the Consolidated Balance Sheet and Consolidated Statement of Income are as follows:

Consolidated Balance Sheet: Fair Value of Derivatives
Type of		At September 30, 2026	At December 31, 2025
Contract	Balance Sheet Classification	(Millions of dollars)
Commodity	Accounts and notes receivable, net	$10	$191
Commodity	Long-term receivables, net	1	73
Total Assets at Fair Value		$11	$264
Commodity	Accounts payable	$89	$60
Commodity	Deferred credits and other noncurrent obligations	13	8
Total Liabilities at Fair Value		$102	$68

Consolidated Statement of Income: The Effect of Derivatives
		Gain / (Loss) Three Months Ended September 30		Gain / (Loss) Nine Months Ended September 30
Type of		2026	2025	2026	2025
Contract	Statement of Income Classification	(Millions of dollars)
Commodity	Sales and other operating revenues	$(1,871)	$(71)	$(4,570)	$(129)
Commodity	Purchased crude oil and products	(84)	35	(119)	(28)
Commodity	Other income (loss)	(10)	(2)	(20)	(9)
Total		$(1,965)	$(38)	$(4,709)	$(166)

The amount reclassified from AOCL to “Sales and other operating revenues” from designated hedges for the first nine months of 2026 was a loss of $14 million compared with a loss of $34 million in the same period of the prior year. At September 30, 2026, before-tax deferred losses in AOCL related to outstanding crude oil price hedging contracts were $47 million, of which all is expected to be reclassified into earnings during the next 12 months as the hedged crude oil sales are recognized in earnings.
The following table represents gross and net derivative assets and liabilities subject to netting agreements on the Consolidated Balance Sheet at September 30, 2026, and December 31, 2025.

Consolidated Balance Sheet: The Effect of Netting Derivative Assets and Liabilities
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount

At September 30, 2026	(Millions of dollars)
Derivative Assets - not designated	$1,317	$1,306	$11	$—	$11
Derivative Assets - designated	$1	$1	$—	$—	$—
Derivative Liabilities - not designated	$1,406	$1,306	$100	$2	$98
Derivative Liabilities - designated	$3	$1	$2	$—	$2
At December 31, 2025
Derivative Assets - not designated	$2,525	$2,271	$254	$1	$253
Derivative Assets - designated	$11	$1	$10	$—	$10
Derivative Liabilities - not designated	$2,339	$2,271	$68	$3	$65
Derivative Liabilities - designated	$1	$1	$—	$—	$—
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
At September 30, 2026, the company had posted $42 million of cash collateral under master netting arrangements not offset against the derivatives on the Consolidated Balance Sheet, primarily related to initial margin requirements. The respective balance at December 31, 2025, was approximately zero.
The company’s net short position in outstanding commodity derivative contracts was approximately 20 million and 29 million barrels of oil-equivalent at September 30, 2026, and December 31, 2025, respectively, primarily to manage certain price risks related to physical shipments of crude oil and refined products.
Note 15. Revenue
“Sales and other operating revenues” on the Consolidated Statement of Income primarily arise from contracts with customers. Related receivables are included in “Accounts and notes receivable” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $18.7 billion and $12.3 billion at September 30, 2026, and December 31, 2025, respectively. Other items included in “Accounts and notes receivable” represent amounts due from partners for their share of joint venture operating and project costs and amounts due from others, primarily related to derivatives, leases, buy/sell arrangements, and product exchanges, which are accounted for outside the scope of Accounting Standards Codification (ASC) 606.
Note 16. Financial Instruments - Credit Losses
Chevron’s expected credit loss allowance balance was $400 million and $392 million at September 30, 2026, and December 31, 2025, respectively, with a majority of the allowance relating to non-trade receivable balances.
The majority of the company’s receivable balance is concentrated in trade receivables, with a balance of $23.4 billion at September 30, 2026, which reflects the company’s diversified sources of revenues and is dispersed across the company’s broad worldwide customer base. As a result, the company believes the concentration of credit risk is limited. The company routinely assesses the financial strength of its customers. When the financial strength of a customer is not considered sufficient, alternative risk mitigation measures may be deployed, including requiring prepayments, letters of credit or other acceptable forms of collateral. Once credit is extended and a receivable balance exists, the company applies a quantitative calculation to current trade receivable balances that reflects credit risk predictive analysis, including probability of default and loss given default, which takes into consideration current and forward-looking market data as well as the company’s historical loss data. This statistical approach becomes the basis of the company’s expected credit loss allowance for current trade receivables with payment terms that are typically short-term in nature, with most due in less than 90 days.
Chevron’s non-trade receivable balance was $4.0 billion at September 30, 2026, which includes receivables from certain governments in their capacity as joint venture partners. Joint venture partner balances that are paid per contract terms or are not yet due are subject to the statistical analysis described above, while past due balances are subject to additional qualitative management quarterly review. This management review includes review of reasonable and supportable repayment forecasts. Non-trade receivables also include employee and tax receivables that are deemed immaterial and low risk. Loans to equity affiliates and non-equity investees are also considered non-trade and associated allowances of $69 million and $83 million at September 30, 2026 and December 31, 2025, respectively, are included within “Investments and advances” on the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 17. Restructuring and Reorganization Costs
The following table summarizes the accrued severance liability on the Consolidated Balance Sheet, which is expected to be substantially settled by the end of 2026.

Amounts Before Tax
(Millions of dollars)
Balance at January 1, 2026	$683
Accruals/Adjustments	(80)
Payments	(254)
Balance at September 30, 2026	$349

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
(1) Includes finance leases
(2) Related to Hess Midstream LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The long-term debt assumed in the transaction is detailed in the table below:

Principal
Hess Corporation	(Millions of dollars)
4.300% due 2027	$1,000
7.875% due 2029	467
7.300% due 2031	631
7.125% due 2033	540
6.000% due 2040	750
5.600% due 2041	1,250
5.800% due 2047	500
Total Hess Corporation Debt	$5,138

Hess Midstream Operations LP
5.125% due 2028	$550
5.875% due 2028	800
6.500% due 2029	600
4.250% due 2030	750
5.500% due 2030	400
Term loan and credit facility borrowings	646
Total Hess Midstream Operations LP Debt	$3,746

Unamortized discounts and debt issuance costs	(61)
Total Long-Term Debt Assumed	$8,823
Fair market value adjustment for debt acquired in the acquisition	247
Fair Market Value of Long-Term Debt Assumed	$9,070
The following table presents revenue and earnings for Hess since the acquisition date (July 18, 2025) through September 30, 2025.

	Three Months Ended September 30	Nine Months Ended September 30
	2025	2025
	(Millions of dollars)
Sales and other operating revenue	$2,906	$2,906
Net Income (Loss) Attributable to Chevron Corporation	$(129)	$(129)
The following unaudited pro forma information presents the results of operations as if the acquisition of Hess had occurred January 1, 2024:

	Three Months Ended September 30	Nine Months Ended September 30
	2025	2025
	(Millions of dollars)
Sales and other operating revenue	$48,169	$146,536
Net Income (Loss) Attributable to Chevron Corporation	$3,539	$9,617
The unaudited pro forma information uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information. The pro forma information does not reflect any synergistic savings that might be achieved from combining the operations and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented. The pro forma results reflect pro forma adjustments primarily related to conforming Hess accounting policies to Chevron’s, additional depreciation expense related to the fair value adjustment of the acquired property, plant and equipment, elimination of intercompany transactions and applicable income tax impacts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 19. Restructuring of Hess Midstream
On October 6, 2026, the company entered into agreements with Hess Midstream LP (Hess Midstream) to transfer its ownership interests in Hess Midstream and contribute DJ Basin crude midstream assets to Hess Midstream, in exchange for the restructuring and amendment of certain long-term commercial arrangements. Chevron will retain no ownership interest in Hess Midstream or the DJ Basin crude midstream assets but will continue to receive midstream services under the amended arrangements.
Subject to customary closing conditions and regulatory approvals, the transaction is expected to close by year-end 2026 and strengthen the company’s Bakken upstream operations by increasing operational flexibility and reducing midstream costs by approximately 50 percent. Upon closing, Chevron expects to derecognize approximately $13.2 billion of assets and $5.4 billion of liabilities, including $3.7 billion of Hess Midstream debt, and $4.7 billion of Hess Midstream noncontrolling interests. As a result, Chevron expects to recognize an after-tax loss of approximately $3-4 billion. The estimated loss is preliminary and subject to final closing adjustments, tax effects, transaction costs, separation-payment accounting and the carrying amounts of assets, liabilities and noncontrolling interests at closing. Benefits from the amended service arrangements are expected to be recognized prospectively through lower future midstream service costs.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter 2026 Compared with Third Quarter 2025
Key Financial Results

Earnings by Business Segment
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(Millions of dollars)		(Millions of dollars)
Upstream
United States	$3,293	$1,282	$8,946	$4,558
International	2,405	2,020	8,843	5,229
Total Upstream	5,698	3,302	17,789	9,787
Downstream
United States	3,585	638	6,192	1,145
International	1,346	499	2,790	1,054
Total Downstream	4,931	1,137	8,982	2,199
Total Segment Earnings	10,629	4,439	26,771	11,986
All Other	(705)	(900)	(2,565)	(2,457)
Net Income (Loss) Attributable to Chevron Corporation (1) (2)	$9,924	$3,539	$24,206	$9,529

(1) Includes foreign currency effects.	$(143)	$147	$(415)	$(339)
(2) Income (loss) net of tax; also referred to as “earnings” in the discussions that follow.

Net income attributable to Chevron Corporation for third quarter 2026 was $9.9 billion ($5.06 per share — diluted), compared with $3.5 billion ($1.82 per share — diluted) in third quarter 2025. The net income attributable to Chevron Corporation for the first nine months of 2026 was $24.2 billion ($12.26 per share —diluted), compared with $9.5 billion ($5.27 per share — diluted) in the first nine months of 2025.
Upstream earnings in third quarter 2026 were $5.7 billion compared with $3.3 billion in the corresponding 2025 period. The increase was mainly due to higher realizations, partly offset by unfavorable timing effects. Earnings for the first nine months of 2026 were $17.8 billion compared with $9.8 billion a year earlier. The increase was mainly due to higher realizations and sales volumes, partially offset by higher depreciation, depletion and amortization expense and unfavorable timing effects.
Downstream earnings in third quarter 2026 were $4.9 billion compared with $1.1 billion in the corresponding 2025 period. The increase was mainly due to higher margins on refined product sales. Earnings for the first nine months of 2026 were $9.0 billion compared with $2.2 billion a year earlier. The increase was mainly due to higher margins on refined product sales despite unfavorable timing effects.
Refer to “Results of Operations” for additional discussion of results by business segment and “All Other” activities for the third quarter and first nine months of 2026 versus the same periods in 2025.
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
During the second quarter of 2026, the company signed an agreement to sell the company’s 50 percent interest in the Singapore Refining Company Private Limited (Singapore Refining Company) and other downstream assets in Singapore, Australia, Indonesia, Malaysia, the Philippines and Vietnam. This transaction is expected to close in 2027.
On October 6, 2026, the company announced it had entered into agreements to restructure its commercial relationship with Hess Midstream LP. Refer to Note 19 Restructuring of Hess Midstream for additional information.

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
Timing Effects The company uses financial derivatives as economic hedges to manage certain price risks related to physical hydrocarbon shipments. At the end of the quarter, as per the ASC 815 requirement, these derivatives are marked-to-market and reflected in current period earnings; however, earnings impacts on the associated physical shipments are not recognized until delivery is completed. This creates a timing difference in earnings recognition that is expected to unwind in future periods. In addition, the company’s use of LIFO accounting can result in non-cash earnings effects. Together, these are referred to as timing effects. In a rising commodity price environment, timing effects are generally negative and in a declining commodity price environment, timing effects are generally positive. In 2026, volatility in commodity prices resulted in significant fluctuations in timing effects, with unfavorable effects of $2.9 billion in the first quarter as commodity prices increased in March, favorable effects of $1.5 billion in the second quarter as prices declined in June and unfavorable effects of $1.6 billion in the third quarter as commodity prices increased in September.
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
The company conducts its activities in Venezuela through the Petroboscan, Petropiar and Petroindependencia joint ventures, subject to U.S. government authorizations and sanctions. Effective September 1, 2026, the company began applying the equity method of accounting to these investments, reflecting enhanced fiscal, commercial and legal terms intended to support durable and competitive long-term investments. The company now recognizes its share of the affiliate earnings, production and reserves. This accounting change is not expected to significantly affect the amount or timing of earnings recognition. Future earnings and cash flows will be affected by commodity prices, operating performance and distributions, and other risk factors described in the company’s disclosures.
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
Recent geopolitical conditions in the Middle East have impacted, and may continue to impact, the company’s business. Chevron has exposure to the Middle East through its upstream, downstream, chemicals and trading businesses, as well as through logistics activities, with operations in Israel, the Partitioned Zone between Saudi Arabia and Kuwait, and the surrounding region. The conflict has resulted in production curtailments in the Partitioned Zone between Saudi Arabia and Kuwait and from CPChem assets in Saudi Arabia and Qatar, and increased risks associated with lifting and transporting physical cargoes. The company has also experienced higher shipping and insurance costs and challenges for vessels transiting the Strait of Hormuz, the Arabian Gulf and Red Sea. While the company’s physical operations have not been materially impacted to date, the situation throughout the region remains volatile with the potential for escalation, which could result in additional operational restrictions, supply disruptions, and logistics challenges. The extent to which continued geopolitical tensions could impact the company’s results of operations and financial condition remains uncertain.
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

Sources: Platts (crude) & Energy Intelligence (natural gas)

The chart above shows the trend in benchmark prices for spot dated Brent crude oil (Brent), West Texas Intermediate (WTI) crude oil, and U.S. Henry Hub natural gas. The Brent price averaged $94 per barrel for the first nine months of 2026, compared with $71 per barrel during the first nine months of 2025, and was about $96 per barrel on November 4, 2026. For every dollar change in Brent crude oil prices, the company’s annual after-tax earnings and cash flow sensitivity is approximately $600 million. The WTI price averaged $84 per barrel for the first nine months of 2026, compared to $67 per barrel in the first nine months of 2025, and was about $88 per barrel on November 4, 2026. Crude oil prices increased sharply during the third quarter of 2026 following further escalation of conflict in the Middle East and prolonged disruptions to global crude oil and refined product supplies.
The U.S. Henry Hub natural gas price averaged $3.49 per thousand cubic feet (MCF) for the first nine months of 2026, compared with $3.49 per MCF during the first nine months of 2025, and was about $2.63 per MCF on November 4, 2026. Henry Hub natural gas prices were relatively unchanged during the third quarter of 2026 as strong domestic production, additional pipeline capacity and higher inventories contributed to a well-supplied domestic market.
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
See page 40 for the company’s U.S. and international average realizations for the first nine months of 2026 and the same period last year.
Production The company’s worldwide net oil-equivalent production in the first nine months of 2026 averaged 3.97 million barrels per day, up 10 percent from a year ago due to the acquisition of Hess Corporation (Hess) and growth in the Gulf of America and Permian Basin, partly offset by lower production at TCO. About 17 percent of the company’s net oil-equivalent production in the first nine months of 2026 occurred in the OPEC+ member countries of Equatorial Guinea, Kazakhstan, Malaysia, Nigeria, the Partitioned Zone between Saudi Arabia and Kuwait, and Venezuela.
Refer to the “Results of Operations” section on page 34 for additional discussion of the company’s upstream business.
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
Downstream earnings benefited from elevated refining margins during the third quarter of 2026, reflecting disruptions to global refined product supplies resulting from continued geopolitical events. The duration of these disruptions and their impact on future industry margins remain uncertain, and current margin levels may not be indicative of future results.
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

Noteworthy Developments
Certain noteworthy developments in recent months included the following:
•Angola - Announced an offshore crude oil and natural gas condensate discovery in the prolific Lower Congo Basin, demonstrating the potential of the company’s exploration program in sub-Saharan Africa.
•Cambodia - Completed the sale of the downstream fuels business.
•Libya - Signed an exploration agreement with Libya’s National Oil Corporation in the Sirte Basin, advancing Chevron’s North Africa upstream growth strategy and exploration portfolio.
•United States - Announced plans to continue to strengthen the competitiveness of the company’s Bakken upstream operations by restructuring its long-term commercial arrangements with Hess Midstream LP, reducing midstream costs by approximately 50 percent and increasing operational flexibility.
•United States - Started production at the new Bunge Chevron Ag Renewables LLC oilseed-processing facility in Destrehan, Louisiana, supplying additional feedstocks for transportation fuels.
•Venezuela - Improved commercial terms and expanded acreage, supporting future investments and the potential to more than double production over the next five years.

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
Upstream

		Three Months Ended September 30		Nine Months Ended September 30
	Unit *	2026	2025	2026	2025
U.S. Upstream
Earnings	$MM	$3,293	$1,282	$8,946	$4,558
Net Oil-Equivalent Production	MBOED	2,043	2,040	2,048	1,792
Liquids Production	MBD	1,456	1,496	1,469	1,292
Natural Gas Production	MMCFD	3,522	3,265	3,474	2,997
Liquids Realization	$/BBL	$62.72	$48.12	$61.92	$50.12
Natural Gas Realization	$/MCF	$1.88	$1.77	$1.74	$1.99
* MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.
Three Month Periods Ended September 30, 2026 and 2025
U.S. upstream earnings increased by $2.0 billion primarily due to higher liquids realizations of $1.5 billion and lower operating expenses of $590 million, including the absence of prior year severance and transaction costs related to the Hess acquisition of $245 million.
Net oil-equivalent production was up 3,000 barrels per day from the year-ago period. The increase was primarily due to higher production in the Gulf of America, following project ramp-ups at Ballymore, Whale and Anchor, partly offset by lower production in the Bakken.
Nine Month Periods Ended September 30, 2026 and 2025
U.S. upstream earnings increased by $4.4 billion primarily due to higher liquids realizations of $3.5 billion and increased sales volumes of $2.2 billion, partly offset by higher depreciation, depletion and amortization of $1.2 billion.
Net oil-equivalent production was up 256,000 barrels per day, or 14 percent. The increase was primarily due to the acquisition of Hess and higher production in the Gulf of America following project start‑ups.

		Three Months Ended September 30		Nine Months Ended September 30
	Unit (2)	2026	2025	2026	2025
International Upstream
Earnings (1)	$MM	$2,405	$2,020	$8,843	$5,229
Net Oil-Equivalent Production	MBOED	1,937	2,046	1,922	1,822
Liquids Production	MBD	1,010	1,099	1,026	925
Natural Gas Production	MMCFD	5,563	5,674	5,373	5,382
Liquids Realization	$/BBL	$86.09	$63.16	$86.94	$63.14
Natural Gas Realization	$/MCF	$9.44	$6.88	$8.14	$7.06
(1) Includes foreign currency effects	$MM	$(133)	$89	$(443)	$(283)
(2) MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; MBOED — thousands of barrels of oil-equivalent per day.

Three Month Periods Ended September 30, 2026 and 2025
International upstream earnings increased by $385 million primarily due to higher realizations of $2.2 billion and higher liftings in Venezuela of $470 million, partly offset by unfavorable timing effects of $1.1 billion, unfavorable taxes of $310 million, unfavorable foreign currency effects of $222 million, a legal reserve of $160 million and an impairment charge of $110 million.
Net oil-equivalent production was down 109,000 barrels per day, or 5 percent. The decrease was primarily due to lower entitlements from higher prices and impacts from the conflict in the Middle East, partly offset by record production at operated assets in Australia and the inclusion of one month of Venezuela production following the switch to equity accounting.
Nine Month Periods Ended September 30, 2026 and 2025
International upstream earnings increased by $3.6 billion primarily due to higher realizations of $4.2 billion and increased sales volumes of $3.3 billion, partly offset by unfavorable timing effects of $1.7 billion, higher depreciation, depletion and amortization of $1.6 billion, and unfavorable taxes of $720 million.
Net oil-equivalent production was up 100,000 barrels per day, or 5 percent. The increase was primarily due to the acquisition of Hess, partly offset by lower production at TCO and curtailments in the Partitioned Zone between Saudi Arabia and Kuwait due to the Middle East conflict.
Downstream

		Three Months Ended September 30		Nine Months Ended September 30
	Unit *	2026	2025	2026	2025
U.S. Downstream
Earnings	$MM	$3,585	$638	$6,192	$1,145
Refinery Crude Unit Inputs	MBD	1,093	1,064	1,072	1,043
Refined Product Sales	MBD	1,304	1,303	1,297	1,325
* MBD — thousands of barrels per day.
Three Month Periods Ended September 30, 2026 and 2025
U.S. downstream earnings increased by $2.9 billion primarily due to higher margins on refined product sales of $2.9 billion.
Refinery crude unit inputs were up 29,000 barrels per day, or 3 percent, compared to the year-ago period as refineries operated reliably at record levels near capacity.
Refined product sales were relatively flat compared to the year-ago period.
Nine Month Periods Ended September 30, 2026 and 2025
U.S. downstream earnings increased by $5.0 billion primarily due to higher margins on refined product sales of $5.0 billion and higher earnings from the 50 percent-owned affiliate, CPChem, of $390 million, partly offset by higher litigation reserves of $190 million.
Refinery crude unit inputs were up 29,000 barrels per day, or 3 percent, compared to the year-ago period as refineries operated reliably at near capacity levels.
Refined product sales were down 28,000 barrels per day, or 2 percent, compared to the year-ago period.

		Three Months Ended September 30		Nine Months Ended September 30
	Unit (2)	2026	2025	2026	2025
International Downstream
Earnings (1)	$MM	$1,346	$499	$2,790	$1,054
Refinery Crude Unit Inputs	MBD	665	663	626	648
Refined Product Sales	MBD	1,388	1,517	1,388	1,463
(1) Includes foreign currency effects	$MM	$(9)	$42	$30	$(57)
(2) MBD — thousands of barrels per day.
Three Month Periods Ended September 30, 2026 and 2025
International downstream earnings increased by $847 million primarily due to higher margins on refined product sales of $1.1 billion, partly offset by unfavorable timing effects of $370 million.
Refinery crude unit inputs were relatively flat from the year-ago period.
Refined product sales were down 129,000 barrels per day, or 9 percent, compared to the year-ago period due to supply disruption from the Middle East conflict.
Nine Month Periods Ended September 30, 2026 and 2025
International downstream earnings increased by $1.7 billion primarily due to higher margins on refined product sales of $2.3 billion and asset sale gains of $260 million, partly offset by unfavorable timing effects of $1.0 billion.
Refinery crude unit inputs were down 22,000 barrels per day, or 3 percent, compared to the year-ago period primarily due to a turnaround at the Star Petroleum Refining Public Company Limited refinery in Thailand.
Refined product sales were down 75,000 barrels per day, or 5 percent, compared to the year-ago period due to supply disruption from the Middle East conflict.
All Other

		Three Months Ended September 30		Nine Months Ended September 30
	Unit	2026	2025	2026	2025
All Other
Earnings/(Charges)*	$MM	$(705)	$(900)	$(2,565)	$(2,457)

* Includes foreign currency effects		$(1)	$16	$(2)	$1
Three Month Periods Ended September 30, 2026 and 2025
Net charges decreased by $195 million primarily due to favorable tax items and lower interest expense, partly offset by the absence of a prior-year favorable fair value adjustment for Hess shares.
Nine Month Periods Ended September 30, 2026 and 2025
Net charges increased by $108 million primarily due to higher employee benefit costs and higher interest expense, partially offset by favorable tax items.

Consolidated Statement of Income
Explanations of variations between periods for selected income statement categories are provided below:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(Millions of dollars)
Sales and other operating revenues	$65,237	$48,169	$179,992	$138,645
Sales and other operating revenues increased $17.1 billion for the third quarter mainly due to higher refined product and crude oil prices, partially offset by lower crude sales volumes. Sales and other operating revenues for the nine-month periods increased $41.3 billion primarily due to higher refined product and crude oil prices.

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(Millions of dollars)
Income from equity affiliates	$2,097	$981	$4,967	$2,337
Income from equity affiliates in the third quarter and nine-month periods increased mainly due to higher upstream-related earnings from TCO in Kazakhstan and Petropiar in Venezuela following the transition to equity accounting on September 1, 2026, and higher downstream-related earnings primarily due to higher refining margins at GS Caltex in South Korea and chemicals margins at CPChem.

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(Millions of dollars)
Other income (loss)	$464	$576	$1,501	$1,176
Other income for third quarter periods decreased primarily due to the absence of a prior year favorable fair value adjustment for Hess shares and foreign currency effects, partially offset by higher income from Venezuela. Other income for the nine-month periods increased primarily due to higher income from Venezuela, partially offset by the absence of the prior year asset sale gain.

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(Millions of dollars)
Purchased crude oil and products	$36,534	$27,398	$101,406	$82,866
Purchased crude oil and products increased $9.1 billion for the third quarter and $18.5 billion for the nine-month periods, primarily reflecting higher crude oil and refined product prices.

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(Millions of dollars)
Operating, selling, general and administrative expenses	$9,477	$9,058	$26,984	$24,250
Operating, selling, general and administrative expenses for third quarter periods increased primarily due to higher transportation costs, partially offset by lower employee expenses. Operating, selling, general and administrative expenses for the nine-month periods increased primarily due to higher transportation costs and costs associated with the acquisition of Hess, partially offset by lower employee expenses.

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(Millions of dollars)
Exploration expenses	$259	$288	$720	$727
Exploration expenses in third quarter decreased primarily due to lower geological and geophysical engineering costs. Exploration expenses for the nine-month periods decreased primarily due to lower dry hole expenses, partially offset by higher geological and geophysical engineering costs.

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(Millions of dollars)
Depreciation, depletion and amortization	$6,272	$5,781	$18,162	$14,248
Depreciation, depletion and amortization expenses in third quarter increased primarily due to higher rates. Depreciation, depletion and amortization expenses for the nine-month periods increased primarily due to higher production, including from legacy Hess assets, and higher rates.

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(Millions of dollars)
Taxes other than on income	$1,310	$1,347	$3,837	$3,903
Taxes other than on income for third quarter and for the nine-month periods decreased primarily due to lower excise taxes related to downstream activities.

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(Millions of dollars)
Interest and debt expense	$304	$370	$1,001	$856
Interest and debt expenses in third quarter decreased due to lower debt balances compared to third quarter last year. Interest and debt expenses for the nine-month periods increased mainly due to higher average debt balances compared to the same period last year, including the debt assumed from the Hess acquisition.

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(Millions of dollars)
Other components of net periodic benefit costs	$17	$70	$95	$164
Other components of net periodic benefit costs in third quarter and for the nine-month periods decreased mainly due to higher expected returns on plan assets.

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(Millions of dollars)
Income tax expense/(benefit)	$3,577	$1,801	$9,700	$5,504
The company’s increase in income tax expense for third quarter 2026 of $1.8 billion was primarily due to the increase in total income before tax of $8.2 billion.

U.S. income before tax increased from $1.3 billion in third quarter 2025 to $7.7 billion in third quarter 2026. This was driven by higher upstream liquids realizations, lower operating expenses, and higher downstream margins on refined product sales. The company’s U.S. income tax increased $1.3 billion between year-over-year periods, from $234 million in 2025 to $1.5 billion in 2026 primarily due to the increase in income.
International income before tax increased from $4.1 billion in third quarter 2025 to $6.0 billion in third quarter 2026. This $1.9 billion increase in income was primarily driven by higher upstream realizations and higher margins on refined product sales, partly offset by unfavorable timing effects. The company’s international income tax expense increased $0.5 billion between year-over-year periods, from $1.6 billion in 2025 to $2.1 billion in 2026, primarily due to the increase in income partially offset by mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
The company’s increase in income tax expense for the first nine months of 2026 of $4.2 billion was primarily due to the increase in the total before-tax income in 2026 of $19.1 billion, partially offset by mix effects resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions.
U.S. income before tax increased between the nine-month periods, from $4.3 billion in 2025 to $15.9 billion in 2026. This increase in income was primarily driven by increased upstream sales volumes, higher upstream liquids realizations, and higher margins on refined product sales partly offset by higher depreciation, depletion and amortization. The increase in income had a direct impact on the company’s U.S. income tax, resulting in an increase in tax expense of $2.4 billion between the nine-month periods, from $1.0 billion in 2025 to $3.4 billion in 2026.
International income before tax increased for the nine-month periods from $10.9 billion in 2025 to $18.4 billion in 2026. This increase in income was primarily driven by increased upstream sales volumes, higher upstream liquids realizations, and higher margins on refined product sales, partly offset by higher depreciation, depletion and amortization and unfavorable timing effects. The increase in income partly offset by mix effects, resulting from the absolute level of earnings or losses and whether they arose in higher or lower tax rate jurisdictions, primarily drove the $1.8 billion increase in international income tax expense between year-over-year periods, from $4.5 billion in 2025 to $6.3 billion in 2026.
Additional information related to the company’s effective income tax rate is included in Note 10 Income Taxes to the Consolidated Financial Statements.

Selected Operating Data
The following table presents a comparison of selected operating data:

Selected Operating Data (1) (2)
		Three Months Ended September 30		Nine Months Ended September 30
	Unit	2026	2025	2026	2025
U.S. Upstream
Net crude oil and natural gas liquids production	MBD	1,456	1,496	1,469	1,292
Net natural gas production(3)	MMCFD	3,522	3,265	3,474	2,997
Net oil-equivalent production	MBOED	2,043	2,040	2,048	1,792
Sales of natural gas	MMCFD	5,982	6,031	5,950	5,683
Sales of natural gas liquids	MBD	569	516	575	513
Revenue from net production
Crude	$/BBL	$83.44	$62.93	$82.77	$64.52
NGLs	$/BBL	$22.41	$18.06	$20.75	$19.67
Liquids (weighted average of Crude and NGLs)	$/BBL	$62.72	$48.12	$61.92	$50.12
Natural gas	$/MCF	$1.88	$1.77	$1.74	$1.99
International Upstream
Net crude oil and natural gas liquids production	MBD	1,010	1,099	1,026	925
Net natural gas production(3)	MMCFD	5,563	5,674	5,373	5,382
Net oil-equivalent production	MBOED	1,937	2,046	1,922	1,822
Sales of natural gas	MMCFD	6,175	5,682	5,715	5,523
Sales of natural gas liquids	MBD	148	127	144	124
Revenue from liftings
Crude	$/BBL	$88.29	$64.84	$89.55	$64.96
NGLs	$/BBL	$27.44	$18.67	$26.47	$22.07
Liquids (weighted average of Crude and NGLs)	$/BBL	$86.09	$63.16	$86.94	$63.14
Natural gas	$/MCF	$9.44	$6.88	$8.14	$7.06
U.S. and International Upstream
Total net oil-equivalent production	MBOED	3,980	4,086	3,970	3,614
U.S. Downstream
Gasoline sales(4)	MBD	670	676	655	688
Other refined product sales	MBD	634	627	642	637
Total refined product sales	MBD	1,304	1,303	1,297	1,325
Sales of natural gas	MMCFD	22	26	26	32
Sales of natural gas liquids	MBD	37	29	35	25
Refinery crude unit inputs	MBD	1,093	1,064	1,072	1,043
International Downstream
Gasoline sales(4)	MBD	257	336	273	351
Other refined product sales	MBD	740	793	744	735
Share of affiliate sales	MBD	391	388	371	377
Total refined product sales	MBD	1,388	1,517	1,388	1,463
Sales of natural gas	MMCFD	—	—	—	1
Sales of natural gas liquids	MBD	150	109	122	119
Refinery crude unit inputs	MBD	665	663	626	648
(1) Includes company share of equity affiliates.
(2)  MBD — thousands of barrels per day; MMCFD — millions of cubic feet per day; BBL — Barrel; MCF — thousands of cubic feet; oil-equivalent gas conversion ratio is 6,000 cubic feet of natural gas = 1 barrel of crude oil; MBOED — thousands of barrels of oil-equivalent per day.

(3) Includes natural gas consumed in operations (MMCFD):
United States		62	77	68	62
International		576	592	578	575
(4) Includes branded and unbranded gasoline.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities totaled $12.8 billion at September 30, 2026, and $6.3 billion at year-end 2025. The company holds its cash with a diverse group of major financial institutions and has processes and safeguards in place to manage its cash balances and mitigate the risk of loss. Cash provided by operating activities in the first nine months of 2026 was $41.2 billion, compared with $23.2 billion in the year-ago period, primarily reflecting higher commodity prices, downstream margins, and increased cash distributions from TCO. Capital expenditures totaled $12.6 billion in the first nine months of 2026, compared with $12.1 billion in the year-ago period. Proceeds and deposits related to asset sales and returns of investment totaled $1.1 billion in the first nine months of 2026, compared to $1.5 billion in the year-ago period. Net repayment (borrowing) of loans by equity affiliates included a net inflow of $2.0 billion in the first nine months of 2026, mainly due to loan repayments from TCO, compared with $798 million in the year-ago period.
Dividends The company paid dividends of $10.5 billion to common stockholders during the first nine months of 2026. In October 2026, the company declared a quarterly dividend of $1.78 per common share, payable in December 2026.
Debt and Finance Lease Liabilities Chevron’s total debt and finance lease liabilities were $33.5 billion at September 30, 2026, down from $40.8 billion at December 31, 2025. The decrease was primarily due to maturing long-term notes, a finance lease repayment, and lower commercial paper balances.
The company’s primary source for working capital needs is its commercial paper program. The outstanding balance for the company’s commercial paper program at September 30, 2026, was $808 million, compared with $4.6 billion at December 31, 2025. The company’s debt and finance lease liabilities due within one year, consisting primarily of commercial paper, the current portion of long-term debt and redeemable long-term obligations, totaled $9.6 billion at September 30, 2026, and $10.9 billion at December 31, 2025. Of these amounts, $8.9 billion at September 30, 2026, and $9.9 billion at December 31, 2025, were reclassified to long-term debt. At September 30, 2026, settlement of these obligations was not expected to require the use of working capital within one year, as the company had the intent and the ability, as evidenced by committed credit facilities, to continually refinance them.
At September 30, 2026, the company had $11.4 billion in 364-day committed credit facilities with various major banks that enable the refinancing of short-term obligations. The credit facilities allow the company the option to convert outstanding short-term obligations into a term loan for a period of up to one year from the facilities’ termination date. This supports commercial paper borrowing and can also be used for general corporate purposes. The company’s practice has been to replace expiring commitments with new commitments on substantially the same terms, maintaining levels management believes appropriate. Any borrowings under the facilities would be unsecured indebtedness at interest rates based on the Secured Overnight Financing Rate (SOFR), or an average of base lending rates published by specified banks and on terms reflecting the company’s strong credit rating. No borrowings were outstanding under these facilities at September 30, 2026. In addition, the company has an automatic shelf registration statement that expires in November 2027 for an unspecified amount of nonconvertible debt securities issued by Chevron Corporation or CUSA.
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

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
	(Millions of dollars) (unaudited)
Sales and other operating revenues	$89,313	$92,272
Sales and other operating revenues - related party	43,155	36,700
Total costs and other deductions	77,390	92,316
Total costs and other deductions - related party	46,265	33,229
Net income (loss)	$25,870	$40,967

	At September 30, 2026	At December 31, 2025
	(Millions of dollars) (unaudited)
Current assets	$27,595	$17,315
Current assets - related party	4,918	2,266
Other assets	59,899	58,530
Current liabilities	26,420	26,388
Current liabilities - related party	22,456	18,033
Other liabilities	27,799	29,539
Total net equity (deficit)	$15,737	$4,151
Common Stock Repurchase Program On January 25, 2023, the Board of Directors authorized the repurchase of the company’s shares of common stock in an aggregate amount of $75 billion (the “2023 Program”). The 2023 Program took effect on April 1, 2023, and does not have a fixed expiration date. In the aggregate, the company has repurchased 294 million shares for $46.5 billion under the 2023 Program, including 12.9 million shares repurchased for $2.5 billion in third quarter 2026. Chevron expects share repurchases in fourth quarter 2026 to be between $2.5-$3.0 billion.
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
Noncontrolling Interests The company had noncontrolling interests of $5.7 billion at both September 30, 2026, and December 31, 2025, including non-controlling interest in Hess Midstream LP.

Financial Ratios and Metrics

	At September 30, 2026	At December 31, 2025
Current Ratio (1)	1.3	1.2
Debt Ratio	14.7%	17.9%
Net Debt Ratio (2)	9.6%	15.6%
Debt-to-CFFO	0.6x	1.2x
Net debt-to-CFFO (3)	0.4x	1.0x
(1) At September 30, 2026, the book value of inventory was lower than replacement cost.
(2) Net Debt Ratio for September 30, 2026, is calculated as short-term debt of $0.7 billion plus long-term debt of $32.8 billion (together, “total debt”) less cash and cash equivalents, time deposits, and marketable securities of $12.8 billion as a percentage of total debt less cash and cash equivalents, time deposits, and marketable securities, plus Chevron Corporation Stockholders’ Equity of $194.3 billion. For the December 31, 2025, calculation, please refer to page 52 of Chevron’s 2025 Annual Report on Form 10-K.
(3) Net debt-to-CFFO for September 30, 2026, is calculated as short-term debt of $0.7 billion plus long-term debt of $32.8 billion (together, “total debt”) less cash and cash equivalents, time deposits, and marketable securities of $12.8 billion divided by net cash provided by operating activities (CFFO) for the trailing 12 months of $52.0 billion. For the December 31, 2025, calculation, please refer to page 52 of Chevron’s 2025 Annual Report on Form 10-K.

	Nine Months Ended September 30
	2026	2025
	(Millions of dollars)
Net cash provided by operating activities	$41,161	$23,150
Less: Capital expenditures	(12,612)	(12,083)
Free Cash Flow	$28,549	$11,067
Pension Obligations Information related to pension plan contributions is included in Note 8 Employee Benefits to the Consolidated Financial Statements.
Capital Expenditures The company’s capital expenditures (capex) primarily include additions to fixed assets or investments for the company’s consolidated subsidiaries and are disclosed in the Consolidated Statement of Cash Flows. Capex in the first nine months of 2026 was $529 million higher than the prior year primarily due to spend associated with legacy Hess assets, partially offset by lower spend in the Permian Basin.
Affiliate Capital Expenditures The company’s affiliate capital expenditures (affiliate capex) primarily include additions to fixed assets or investments in the equity affiliate’s financial statements and do not require cash outlays by the company. Affiliate capex in the first nine months of 2026 was $441 million lower than the prior year primarily due to lower spend at CPChem and TCO.

Capex and Affiliate Capex by Business Segment
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Capex	(Millions of dollars)
United States
Upstream	$1,667	$2,383	$6,046	$7,209
Downstream	250	133	490	442
All Other	95	112	244	286
Total United States	2,012	2,628	6,780	7,937
International
Upstream	1,920	1,732	5,632	3,967
Downstream	64	72	163	139
All Other	15	12	37	40
Total International	1,999	1,816	5,832	4,146
Capex	$4,011	$4,444	$12,612	$12,083
Affiliate Capex
Upstream	$155	$214	$381	$593
Downstream	205	215	537	766
Affiliate Capex	$360	$429	$918	$1,359

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
Acquisition and Disposition of Assets Information related to the company’s acquisition and disposition of assets is included in Note 12 Other Contingencies and Commitments under the headings “Decommissioning Obligations for Previously Divested Assets” and “Other Contingencies.”
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
Item 4.Controls and Procedures
(a) Evaluation of disclosure controls and procedures
The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2026.
(b) Changes in internal control over financial reporting
During the quarter ended September 30, 2026, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
Item 103 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission (SEC) requires disclosure of certain legal proceedings that involve governmental authorities as a party and that the company reasonably believes would result in $1.0 million or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The following proceedings include those matters relating to third quarter 2026 and any material developments with respect to matters previously reported in Chevron’s 2025 Annual Report on Form 10-K.
As previously disclosed, in February 2025, the United States Department of Justice notified Hess of alleged Clean Water Act violations relating to Hess’s National Pollutant Discharge Elimination System permit covering operations in Hess facilities in the Gulf of America. Resolution of the alleged violations resulted in the payment of a civil penalty of $2,100,000 in October 2026.
In 2021, the United States Environmental Protection Agency conducted Clean Air Act compliance inspections at Chevron’s refinery in Pascagoula, Mississippi and issued an inspection report. The United States Department of Justice, the Mississippi Department of Environmental Quality and Chevron have been engaged in discussions relating to the inspection conclusions and allegations of noncompliance with certain Clean Air Act regulations, including the Benzene Waste Operations National Emission Standards for Hazardous Air Pollutants, as well as compliance under the 2005 New Source Review (NSR) Consent Decree. Chevron has not yet received a civil penalty demand or a demand for stipulated penalties under the NSR Consent Decree. Although Chevron cannot predict the ultimate outcome of this matter, resolution of the alleged violations may result in the payment of civil and/or stipulated penalties of $1.0 million or more.

Please see information related to other legal proceedings in Note 11 Litigation.
Item 1A.Risk Factors
Some inherent risks could materially impact the company’s results of operations or financial condition. Information about risk factors for the nine months ended September 30, 2026, does not differ materially from that set forth under the heading “Risk Factors” on pages 21 through 27 of the company’s 2025 Annual Report on Form 10-K, other than as reflected in the risk factor below.
Delays in, or the failure to complete, the transaction with Hess Midstream LP could prevent the company from realizing all or part of the anticipated benefits of the transaction. On October 6, 2026, the company entered into agreements with Hess Midstream LP (Hess Midstream) to transfer its ownership interests in Hess Midstream and contribute DJ Basin crude midstream assets to Hess Midstream, in exchange for the restructuring and amendment of certain long-term commercial arrangements. This transaction is subject to customary closing conditions and regulatory approvals and is expected to close by year-end 2026. Any delay in closing, or failure to close, could prevent the company from realizing some or all of the anticipated benefits on the projected timeline, or at all, including the expected reduction of approximately 50 percent in Bakken unit midstream costs, as well as improved earnings and return on capital employed.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
CHEVRON CORPORATION
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1,2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2023 Program (2) (Billions of dollars)
July 1 - July 31, 2026	4,872,157	$180.07	4,864,800	$30.2
August 1 - August 31, 2026	3,355,101	$196.69	3,353,700	$29.5
September 1 - September 30, 2026	4,646,903	$207.51	4,646,859	$28.5
Total	12,874,161	$194.31	12,865,359
(1) Includes common shares repurchased from participants in the company’s executive compensation plans for personal income tax withholdings.
(2) Refer to “Liquidity and Capital Resources” for additional information regarding the company’s authorized stock repurchase program.

Item 5.Other Information
Rule 10b5-1 Plan Elections
Michael K. Wirth, Chairman of the Board and Chief Executive Officer, entered into a pre-arranged stock trading plan on August 20, 2026. Mr. Wirth’s plan provides for the potential exercise of vested stock options and the associated sale of up to 147,376 shares of Chevron common stock between November 19, 2026 and August 31, 2027.
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
Date: November 5, 2026